Form 10-Q
period 1997-02-28
MEDITECH PHARMACEUTICALS INC
filed 1997-04-23
CIK 717588

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED FEB. 28, 1997

                         COMMISSION FILE NUMBER 0-12561

                         MEDITECH PHARMACEUTICALS, INC.
               ----------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEVADA                                        95-3819300
--------------------------------                     -------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

              10105 E. Via Linda, # 103-382, Scottsdale, AZ 85258
              ----------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (602) 614-2874
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS ( AND FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                   YES         X                NO
                        ----------------              --------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

119,016,925 SHARES OF $.001 PAR VALUE COMMON STOCK AS OF APRIL 14, 1997


MEDITECH PHARMACEUTICALS, INC.
(A Development-Stage Enterprise)
CONSOLIDATED BALANCE SHEET
                                                   Feb. 28,                    May 31,
                                                     1997                       1996
                                                 ------------                -----------
                  ASSETS
Current assets:
  Cash, including interest-bearing accounts      $       --                  $       --
  Prepaid assets and other current assets                 600                         600
                                                 ------------                ------------
             Total current assets                         600                         600

Due from officer                                         --                          --
Equipment and furniture, net                              100                         500
                                                 ------------                ------------
TOTAL                                            $        700                $      1,100
                                                 ============                ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses          $    929,100                $    902,600
  Accrued professional fees                           635,300                     635,300
  Accrued laboratory expenses                          33,900                      33,900
  Accrued compensation                              1,894,800                   1,740,600


  Advances from parent                              2,692,400                   2,517,300
  Advances from affiliate                                   0                           0
  Current portion of long-term debt                         0                           0
  Loan payable                                         71,000                      71,000
                                                 ------------                ------------
             Total current liabilities              6,256,500                   5,900,700
Long-term debt                                              0                           0
                                                 ------------                ------------
                                                    6,256,500                   5,900,700
                                                 ------------                ------------
Minority interest                                     191,300                     191,300
Commitments and contingencies
Shareholders' equity (deficit):
Preferred stock - $.001 par value,
  25,000,000 shares authorized,
  none issued or outstanding
Common stock - $.001 par value,
  400,000,000 shares authorized:
  May 31, 1996,  103,676,625 shares
  issued and to be issued; Apr. 14, 1997
  119,016,925 shares issued and to be issued          119,000                     103,700
Additional paid-in capital                          6,839,000                   6,427,000
Deficit accumulated during
  development stage                               (13,405,100)                (12,621,600)
                                                 ------------                ------------
Total shareholders' equity (deficit)               (6,447,100)                 (6,090,900)
                                                 ------------                ------------
TOTAL                                            $        700                $      1,100
                                                 ============                ============

See accompanying notes to consolidated financial statements.

                                              -2-


MEDITECH PHARMACEUTICALS, INC.
(A Development-Stage Enterprise)
CONSOLIDATED STATEMENT OF NET LOSS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                                      Period from    Period from     Period from    Period from          From
                                                      Dec. 1, 1996   Dec. 1, 1995    Jun. 1, 1996   Jun. 1, 1995     May 4,  1982
                                                           to             to              to             to         (inception) to
                                                      Feb. 28, 1997  Feb. 29, 1996   Feb. 28, 1997  Feb. 29, 1996    Feb. 28, 1997
                                                      -------------  -------------   -------------  -------------    -------------
Research and development expenditures                  $       --     $       --     $       --     $       --     $    489,300
                                                       ------------   ------------   ------------   ------------    ------------

Clinical trials                                                --             --             --             --        1,347,800
                                                       ------------   ------------   ------------   ------------    ------------

Expenses for efforts to secure financing, establish affiliations with clinics and physicians and formulate a marketing strategy:

    Compensation                                             60,700         60,600        180,300        179,400      4,560,700
    Professional fees                                          --              300         91,400            300      1,276,600
    General and administrative                                1,600          1,900        336,700          3,800      3,805,500
                                                       ------------   ------------   ------------   ------------   ------------
                                                             62,300         62,800        608,400        183,500      9,642,800
Organization expenses                                          --             --             --             --           16,300
Loss on investments                                            --             --             --             --          120,100
Gain on sale of fixed assets                                   --             --             --             --             (500)
Lawsuit settlement                                             --             --             --             --           15,000
Write-off of uncollectible note
  receivable                                                   --             --             --             --          100,000
Interest expense                                             59,700         55,500        175,100        162,600      2,137,700
Interest income                                                --             --             --             --         (298,500)
Royalty income                                                 --             --             --             --          (75,000)
Miscellaneous Income                                           --             --             --             --          (75,100)
Aborted stock offering costs                                   --             --             --             --          325,400
Gain on early extinguishment of debt                           --             --             --             --          (10,400)
Minority interest in net loss of subsidiary                    --             --             --             --         (329,800)
                                                       ------------   ------------   ------------   ------------   ------------

Net loss and deficit accumulated
during development stage                               $    122,000   $    118,300   $    783,500   $    346,100   $ 13,405,100
                                                       ============   ============   ============   ============   ============

Net loss and deficit accumulated
during development stage
per share of common stock                              $       .001   $       .001   $       .007   $       .003   $       .156
                                                       ============   ============   ============   ============   ============

Weighted average number
of shares outstanding                                   119,016,925    103,676,625    116,401,130    103,676,625     85,978,551
                                                       ============   ============   ============   ============   ============

See accompanying notes to consolidated financial statements.


MEDITECH PHARMACEUTICALS, INC.
(A Development-Stage Enterprise)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
May 4, 1982 (Inception) to Feb. 28, 1997
                                                                                             Deficit
                                                                                           accumulated
                                                                  Additional     Common      during           Note
                                                                   paid-in       stock     development     receivable
                                               Common stock        capital     subscribed    stage       from officer     Total
                                               ------------        -------     ----------    -----       ------------     -----
                                         Shares       Amount
                                         ------       ------
                                        (000's)
    Balance at May 31, 1983             48,000    $   48,000    $    295,000   $234,400   $(1,0$2,600)         --     $   (445,200)

    Balance at May 31, 1984             66,115        66,100       4,182,000        --     (2,361,000)         --        1,887,100

    Balance at May 31, 1985             66,015        66,000       4,153,400        --     (4,155,100)         --           64,300

    Balance at May 31, 1986             74,015        74,000       5,753,600        --     (5,688,900)   (1,440,000)          --

    Balance at May 31, 1987             76,325        76,300       5,470,700        --     (7,395,200)            0     (1,848,200)

    Balance at May 31, 1988             78,231        78,200       5,909,800           0   (8,275,400)            0     (2,287,400)

    Balance at May 31, 1989             88,988        89,000       6,129,000           0   (8,916,800)            0     (2,698,800)

    Balance at May 31, 1990             89,088        89,100       6,139,500           0   (9,438,900)            0     (3,210,300)
Change in equity of subsidiary
  due to issuance of common stock         --            --              (700)       --           --            --             (700)
Common stock granted for
services during Fiscal 1991              3,000         3,000          39,000        --           --            --           42,000
Net Loss, year ended May 31, 1991         --            --              --          --       (479,100)         --         (479,100)
                                       -------------------------------------------------------------------------------------------
    Balance at May 31, 1991             92,088        92,100       6,177,800           0   (9,918,000)            0     (3,648,100)
Change in equity of subsidiary
  due to issuance of common stock         --            --              --          --           --            --                0
Common stock granted for
  services during Fiscal 1992             --            --              --          --           --            --                0
Sale of stock, February 1992             2,000         2,000          29,400        --           --            --           31,400
Net Loss, year ended May 31, 1992         --            --              --          --       (483,100)         --         (483,100)
                                       -------------------------------------------------------------------------------------------
    Balance at May 31, 1992             94,088        94,100       6,207,200           0  (10,401,100)            0     (4,099,800)
Net Loss, year ended May 31, 1993         --            --              --          --       (449,400)         --         (449,400)
                                       -------------------------------------------------------------------------------------------
    Balance at May 31, 1993             94,088        94,100       6,207,200           0  (10,850,500)            0     (4,549,200)
Common stock granted for
   services during Fiscal 1994           7,105         7,100         195,000        --           --            --          202,100
Sale of Stock, April 1994                1,400         1,400          12,300        --           --            --           13,700
Net Loss, year ended May 31, 1994         --            --              --          --       (753,900)         --         (753,900)
                                       -------------------------------------------------------------------------------------------
    Balance at May 31, 1994            102,593       102,600       6,414,500           0  (11,604,400)            0     (5,087,300)
Sale of Stock, Fiscal 1995               1,088         1,100          12,500        --           --            --           13,600
Net Loss, year ended May 31, 1995         --            --              --          --       (515,600)         --         (515,600)
                                       -------------------------------------------------------------------------------------------
    Balance at May 31, 1995            103,681       103,700       6,427,000           0  (12,120,000)            0     (5,589,300)
Net Loss, year ended May 31, 1996         --            --              --          --       (501,600)         --         (501,600)
                                       -------------------------------------------------------------------------------------------
    Balance at May 31, 1996            103,681       103,700       6,427,000           0  (12,621,600)            0     (6,090,900)
Common stock granted for
  services during Fiscal 1997           15,335        15,300         412,000      (5,000)        --            --          422,300
Common stock subscriptions                --            --              --         5,000         --            --            5,000
Net Loss, period ended Feb. 28, 1997      --            --              --          --       (783,500)         --         (783,500)
                                       -------------------------------------------------------------------------------------------
Balance at Feb. 28, 1997               119,016       119,000       6,839,000           0  (13,405,100)            0     (6,447,100)
                                      ============================================================================================

See accompanying notes to consolidated financial statements.
                                                                -4-


MEDITECH PHARMACEUTICALS, INC.
(A Development-Stage Enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION


                                                Period from    Period from        From
                                               Jun. 1, 1996    Jun. 1, 1995     May 4, 1982
                                                    to             to         (inception) to
                                               Feb. 28, 1997   Feb. 29, 1996   Feb. 28, 1997
                                               -------------   -------------   --------------

Cash used for:
Net loss                                        $  (783,500)    $   (346,100)  $(13,405,100)
Less items not affecting
working capital -
   Loss on investments                                 --              --           120,100
   Depreciation and amortization                        400             500         174,000
   Common stock options issued
     below market price                             427,300            --         1,153,500
   Stock grants                                        --              --           213,500
   Loss on disposal of fixed assets                    --              --            37,600
   Minority interest in loss of subsidiary             --              --          (329,800)
   Subsidiary stock issued to minority                 --              --           284,600
   Subsidiary common stock options issued to
     minority issued below market price                --              --           202,700
   Allocation to parent of additional
      paid-in capital
     from issuance of minority
     stock options and grants                          --              --          (274,000)
   Write-off Deferred stock offering costs             --              --           154,300
                                                 ----------      ----------    ------------
Cash used for development
    stage activities                               (355,800)       (345,600)    (11,668,600)
  Long-term debt becoming current                      --              --            (1,500)
  Repayment of long-term debt                          --              --           (25,800)
Purchase of equipment, furniture
    and leasehold improvements                         --              --          (215,100)
  Investments                                          --              --          (120,100)
Reclassification of long-term
advances from (repayments to)
    parent to short-term advances                      --              --           (54,500)
  Deferred offering costs                              --              --          (154,300)

  Advances from (to) officer                           --              --                 0
                                                 ----------    -----------     ------------
                                                   (355,800)      (345,600)     (12,239,900)
                                                 ----------    -----------     ------------

See accompanying notes to consolidated financial statements.




MEDITECH PHARMACEUTICALS, INC.
(A Development-Stage Enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                         Period from     Period from       From
                                         Jun. 1, 1996    Jun. 1, 1995   May 4, 1982
                                              to              to       (inception) to
                                         Feb. 28, 1997   Feb. 29, 1996  Feb. 28, 1997
                                        --------------   -------------  -------------
Cash provided by:
Financing activities -
Proceeds from long-term debt             $       --     $       --     $     27,300
Advances from (repayments to)
   parent and affiliates                      175,100        160,100      2,589,400
Issuance of (retirement of)
      common stock                                                          103,700
    Additional paid-in capital                                            5,220,900
Increase in paid-in capital due to
  increase in equity of subsidiary
  due to issuance of common stock                --             --          274,100
Proceeds from sale of warrants                   --             --              100
Proceeds from sale of fixed assets               --             --            3,400
Proceeds from minority investment
   in subsidiary                                 --             --          300,000
Issuance of common stock for
   repayment of debt to parent                   --             --         (559,900)
                                         ------------   ------------   ------------
                                              175,100        160,100      7,959,000
Add (subtract) changes in
components of working capital
other than cash -
Current portion of long-term debt                --             --                0
Note payable                                     --             --                0
Advances from parent                             --             --          717,400
Accounts payable                               26,500         30,300        929,100
Accrued professional fees                                        300        635,300
Accrued laboratory expenses                      --             --           33,900
Accrued compensation                          154,200        154,900      1,894,800
Stock subscription proceeds refundable           --             --                0
Advances (to) from affiliates                    --             --                0
Prepaid and other current assets                 --             --             (600)
Proceeds from loan payable                       --             --           71,000
                                         ------------   ------------   ------------
                                              355,800        345,600     12,239,900
                                         ------------   ------------   ------------
Net increase (decrease) in cash                     0              0              0
Cash at the beginning of the period                 0              0              0
                                         ------------   ------------   ------------

Cash at the end of the period            $          0   $          0   $          0
                                         ============   ============   ============

See accompanying notes to consolidated financial statements.

                         MEDITECH PHARMACEUTICALS, INC.
                 (A MINORITY OWNED DEVELOPMENT-STAGE ENTERPRISE
                               OF PETRO-MED INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - BASIS OF PRESENTATION:
-------------------------------

     THE ACCOMPANYING BALANCE SHEET, AS OF FEB. 28, 1997, AND THE STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE, OF SHAREHOLDERS' EQUITY (DEFICIT) AND OF CHANGES IN FINANCIAL POSITION FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) THROUGH FEB. 28, 1997, AND THE RELATED STATEMENT OF SHAREHOLDERS' DEFICIT FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO FEB. 28, 1997, ARE UNAUDITED, BUT IN THE OPINION OF MANAGEMENT INCLUDE ALL ADJUSTMENTS NECESSARY FOR THE FAIR PRESENTATION OF THE FINANCIAL POSITION, RESULTS OF OPERATIONS AND THE DEFICIT ACCUMULATED FOR THE INTERIM PERIODS PRESENTED. ALL ADJUSTMENTS ARE OF A NORMAL AND RECURRING NATURE.

     PROFESSIONAL FEES INCLUDE LEGAL FEES, ACCOUNTING FEES AND LEGAL PRINTING FEES. THOSE FEES WHICH ARE NOT SUBJECT TO DISPUTE WILL BE PAID, IN WHOLE OR IN PART, UPON REFINANCING OF THE COMPANY, IF ANY.

NOTE 2 - INCOME TAXES:
----------------------

     NO PROVISION FOR STATE AND FEDERAL INCOME TAXES IS REQUIRED FOR THE PERIOD MAY 4, 1982 (INCEPTION) THROUGH FEB. 28, 1997, AS THE COMPANY'S OPERATIONS DID NOT GENERATE TAXABLE INCOME FOR TAX OR FINANCIAL REPORTING PURPOSES.

NOTE 3 - ADVANCES TO PARENT:
----------------------------

     AT FEB. 28, 1997, THE COMPANY WAS INDEBTED TO PETRO-MED INC. IN THE AMOUNT OF $2,692,400. THESE ADVANCES ARE REPAYABLE WITH INTEREST AT 9% PER ANNUM AS
FOLLOWS: $36,000 ON THE SECOND ANNIVERSARY OF THE COMPLETION OF THE REFINANCING OF THE COMPANY, IF ANY (SEE NOTE 4), AND THE BALANCE ON DEMAND. PETRO-MED HAS FILED A CHAPTER XI BANKRUPTCY PETITION, WHICH WAS CONVERTED TO A CHAPTER VII ON AUGUST 26, 1992.

NOTE 4 - NEED FOR ADDITIONAL FINANCING:
---------------------------------------

     FOR THE PERIOD MAY 4, 1982 (INCEPTION) THROUGH FEB. 28, 1997, THE COMPANY HAD AN ACCUMULATED DEFICIT OF $13,405,100. THE COMPANY IS CURRENTLY EXPERIENCING SEVERE CASH FLOW DIFFICULTIES, AND ANTICIPATES SUBSTANTIAL ADDITIONAL CASH EXPENDITURES WILL BE REQUIRED TO CONTINUE ITS RESEARCH AND DEVELOPMENT ACTIVITIES.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

DEVELOPMENT-STAGE ACTIVITIES
----------------------------

     THE COMPANY IS IN THE DEVELOPMENT STAGE AND ACCORDINGLY HAS HAD NO SIGNIFICANT REVENUES. ITS PRINCIPAL DEVELOPMENT ACTIVITIES FROM MAY 4, 1982 (INCEPTION) THROUGH FEB. 28, 1997, HAVE BEEN EFFORTS TO SECURE FINANCING, CREATE A MANAGEMENT AND BUSINESS STRUCTURE, AND DEVELOP AND TEST VIRAPLEX (R) AND MTCH-24 (TM).

     AS OF FEB. 28, 1997, APPROXIMATELY $11,479,900 HAD BEEN EXPENDED BY THE COMPANY IN CARRYING OUT ACTIVITIES RELATING TO THE DEVELOPMENT AND TESTING OF VIRAPLEX (R) AND MTCH-24 (TM). THIS TOTAL INCLUDES $1,347,800 FOR CLINICAL TRIALS, $489,300 FOR RESEARCH AND DEVELOPMENT, $4,560,700 FOR COMPENSATION, $1,276,600 FOR PROFESSIONAL FEES AND $3,805,500 FOR GENERAL AND ADMINISTRATIVE EXPENSES, INCLUDING FEES TO CONSULTANTS.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     INITIALLY THE COMPANY FUNDED ITS ACTIVITIES THROUGH A NOTE PAYABLE TO A BANK, ADVANCES FROM PRINCIPAL SHAREHOLDERS AND SUBORDINATED DEBT. IN EARLY 1983, A PRIVATE OFFERING WAS UNDERTAKEN YIELDING NET PROCEEDS OF $531,400. SINCE THAT TIME THE COMPANY HAS FINANCED ITS DEVELOPMENT ACTIVITIES FROM THE $3,413,000 NET PROCEEDS OF ITS JULY 11, 1983 PUBLIC OFFERING, LOANS, SALE OF ITS COMMON STOCK, ROYALTY PAYMENTS AND ADVANCES FROM PETRO-MED INC.

     THE COMPANY NEEDS ADDITIONAL FUNDING TO CONTINUE ITS DEVELOPMENT STAGE ACTIVITIES. MANAGEMENT ESTIMATES THAT THE COMPANY WILL NEED APPROXIMATELY $2,000,000 IN ORDER TO CONTINUE ITS EVALUATIONS OF VIRAPLEX (R) AND MTCH-24
(TM). WITHOUT THIS ADDITIONAL FUNDING, IT IS UNCERTAIN WHETHER THE COMPANY MAY CONTINUE AS A GOING CONCERN. MANAGEMENT LACKS SUFFICIENT INFORMATION AT THIS TIME TO DETERMINE THE EFFECT, IF ANY, OF LEGAL ACTION BY SERGEI GIVOTOVSKY AGAINST THE COMPANY, PETRO-MED INC. AND GERALD N. KERN. NO ACTION HAS BEEN TAKEN BY ANY PARTY IN THAT MATTER FOR OVER THREE YEARS.

         UPON COMPLETION OF ITS DEVELOPMENT ACTIVITIES AND REFINANCING, IF ANY, THE COMPANY PLANS TO CONTRACT WITH ONE OR MORE PHARMACEUTICAL COMPANIES TO MANUFACTURE AND DISTRIBUTE VIRAPLEX (R) AND MTCH-24 (TM). UNDER THIS ARRANGEMENT, THE COMPANY DOES NOT EXPECT TO INCUR SIGNIFICANT MANUFACTURING OR DISTRIBUTION COSTS AND, ACCORDINGLY, DOES NOT ANTICIPATE THE NEED FOR ADDITIONAL FINANCING TO FUND THE MANUFACTURING AND MARKETING OF ITS PRODUCTS.

INFLATION
---------

     THE COMPANY HAS NO EXPERIENCE WITH RESPECT TO THE EFFECT OF INFLATION ON ITS BUSINESS. HOWEVER, THE PHARMACEUTICAL INDUSTRY IS WELL DEVELOPED AND, BASED ON MANAGEMENT'S UNDERSTANDING OF INDUSTRY EXPERIENCE, IT BELIEVES THAT INFLATION WILL NOT HAVE A SIGNIFICANT IMPACT ON THE RESULTS OF THE COMPANY'S OPERATIONS IN THE FUTURE.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.
         ------------------

                  NOT APPLICABLE.

ITEM 2 - CHANGE IN SECURITIES.
         ---------------------

                  NOT APPLICABLE.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.
         --------------------------------

                  NOT APPLICABLE.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

                  NOT APPLICABLE.

ITEM 5 - OTHER INFORMATION.
         ------------------

                  NOT APPLICABLE.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

                  NOT APPLICABLE.

SIGNATURE(S)
------------

     PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          MEDITECH PHARMACEUTICALS, INC.
                                          (REGISTRANT)

DATED:     APRIL 14, 1997                 BY:
                                             ----------------------------------
                                              CYNTHIA S. KERN, PRESIDENT
                                              AND ACTING CHIEF FINANCIAL
                                              OFFICER