Form 10-K
period 1997-05-31
MEDITECH PHARMACEUTICALS INC
filed 1997-09-23
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
-------------------------                                 ----------------------
      MAY 31, 1997                                                0-12561

                         MEDITECH PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



NEVADA                                                                95-3819300
---------------                                              -------------------
(STATE OR OTHER                                                  (I.R.S.EMPLOYER
JURISDICTION OF                                              IDENTIFICATION NO.)
ORGANIZATION)


10105 E. VIA LINDA, #103-382      SCOTTSDALE, AZ                         85258
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

                                 (602) 614-2874
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK $.001 PAR VALUE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FlLiED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                          YES  X                 NO
                             ----                  ----

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFIL'IATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

     $2,314,104.18 (COMPUTED ON THE BASIS OF $.0285 PER SHARE OF COMMON STOCK) AS OF AUGUST 28, 1997.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     115,053,432 SHARES OF $.001 PAR VALUE COMMON STOCK AS OF AUGUST 28, 1997.



                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.




                                      (2)

                               GLOSSARY OF TERMS

     The following Glossary of Terms is helpful in understanding the technology discussed in this Form 10-K. Many terms used in the following definitions are themselves defined in this Glossary.

     Agrobacterium - A Gram positive bacterium of worldwide distribution that is a major cause of plant disease responsible for the loss of nursery trees and many fruit crops.

     Aquired Immunodeficiency Syndrome (AIDS) - A uniformly Fatal infection caused by the Human Immunodeficiency Virus (HIV).

     Antiviral - Has the effect of inhibiting replication of a virus.

     Aspergillus - A group of fungi containing many types, some of which cause disease in plants, humans, and animals. In humans, Aspergillus most commonly causes lung disease due either to direct growth of the organism or by allergic mechanisms. Some individuals, particularly those with defects in their immune system, May develop disease widely spread through the body involving many major organs and leading to serious illness or death. One species, A. flavus, often grows on stored grain, corn and other foodstuffs causing spoilage, and may produce toxic substances which render these foods poisonous.

     Bacteriostatic - Has the effect of inhibiting or retarding the growth of bacertia.

     Burkitt's Lymphoma - A disease, primarily affecting Africans, causing a malignant tumor in the jaw or, in children, an abdominal mass. The disease has a strong association (possibly causal) with the Epstein-Barr virus.

     Corynebacterium - One of the bacterium widely distributed in nature. Some types are found in the skin of humans and contribute causally to acne. Many species inhabit the soil and a number cause disease in humans and animals. One type is the cause of diphtheria in humans and other types are responsible for pseudotuberculosis in sheep, horses, and cattle.

     Cytomegalovirus - One of the herpesviruses that causes localized or widespread diseases in humans.

     Disinfectant - A chemical or physical agent which destroys potential infectivity of microorganisms (including viruses) or contaminated material.

                                      (3)

     Double-Blind Study - A technique of research testing designed so that neither patients nor treating physicians know until the end of the study which patients receive the active medication and which ones receive a substance inactive in the treatment of the disease.

     Enveloped Virus - A virus in which the infectious particle is surrounded by a coating made of protein, fatty substances and carbohydrate.

     Epstein-Barr Virus - One of the herpesviruses that causes infectious mononucleosis and is believed to cause Nasopharyngeal carcinoma and Burkitt's Lymphoma.

     Gastroenteritis - Inflammation, often due to an infectious agent, of the intestinal tract.

     Gram Positive Bacteria - Those bacteria which, due to a specialized cell wall structure, will accept staining with an iodine stain developed by Gram. Examples of Gram positive organisms include Staphylococci, Streptococci, Corynebacteria, and many others of medical importance.

     Hepatitis B Virus - A virus that is one of the major causes of hepatitis (inflammation of the liver) in humans.

     Herpes Zoster - A disease (commonly known as shingles) consisting of painful skin lesions caused by reactivation of infection due to Varicella-Zoster virus.

     Herpesviruses - A family of DNA-containing viruses that includes Herpes simplex Types 1 and 2 ("Herpes 1 and 2"), Cytomegalovlcus, Epstein-Barr virus, Varicella-Zoster, and others.

     Human Immunodeficiency Virus (HIV) - A retrovirus that causes a range of syndromes in humans from asymptomatic infection to AIDS.

     Infectious Mononucleosis - A self-limited infectious disease caused by the Epstein-Barr virus involving primarily the lymphoid system.

     In Vitro - A test performed in the laboratory often involving isolated tissue, organ, or cell preparations.

     In Vivo - A test performed on a living plant or animal.

     Latent  Herpes   Infection  -  A  usual   consequence   of  infection  with
herpesviruses in which the virus remains in an inactive and noninfectious state within masses of nerve tissue located outside the brain and spinal cord.

                                      (4)

     Lymphoid System - Network of vessels that function in returning materials from body tissues to the blood.

     Mucocacaneous - Relating to certain lubricating linings in the body and/or skin Herpes simplex virus Cypicallv causes infection at these sites.

     Mycotoxins - Toxic chemical substances produced by certain fungi which cause disease and/or death in humans and animals.

     Nasopharyogeal Carcinoma - A cancerous tumor of the nasal region.

     Neuralgia - Sharp pain along a nerve.

     Neuritis - Inflammation of nerve(s) often resulting in pain, paralysis and/or sensory disturbances.

     Over-the-Counter Product - Any drug or remedy which may be sold without a prescription.

     Pharmacokinetics - Relating to the disposition of drugs in the body as affected by uptake, distribution, metabolism and elimination.

     Primary Herpes - The first occurrence of infection with Herpes 1 or 2. Symptoms may or may nor be present. The initial episode may not be the primary episode of infection.

     Pseudotuberculosis  - A disease of  animals,  similar in some  respects  to
tuberculosis,   caused  by  a  type  of  Gram  positive  bacterium,  Pasteurella pseudotuberculosis.

     Recurrent Herpes - Clinical episode(s) of herpes disease due to reactivation of latent pre-existing infection. Recurrences may be triggered by diet, sunlight, emotional stress, sexual activity, immunosuppression, and unknown factors.

     Rotavirus - A virus that is a major cause of diarrhea and inflammation of the intestinal tract in infants and in certain animals.

     Staphylococcus - A group of bacteria that is widespread in nature, many types of which cause serious or fatal disease in humans and animals.
Staphylococci are a principal cause of wound infections, boils, and other skin infections in humans, and mastitis in dairy cows.

                                      (5)

     Sterilant - A physical or chemical agent that eliminates all triable microbes including viruses.

     Streptococcus - A group of bacteria consisting of numerous types many of which cause serious or fatal infections in humans and animals. One type is the principal cause of bacterial sore threats and the major cause of skin infections, including impetigo.

     Varicella-Zoster - One of the herpesviruses that causes chickenpox and Herpes Zoster.

     Xanthomonas - A group of bacteria containing many types, score of which infect plants and cause a significant loss of commercially important fruits and vegetables. One variety, Xanthomonas campestris pv. citri, is the cause of citrus canker, a deadly disease of orange trees. Other varieties are major causes of disease in tomatoes, peppers, and other vegetables.








                                      (6)

                                     PART I

Item 1. Business
----------------

General
-------

     The Company is a development stage Company organized to research, develop, test and commercially exploit anti-infective drugs. The Company's parent, Petro-Med Inc., has filed a Chapter XI Bankruptcy Petition, which was converted to a Chapter VII on August 26, 1992. See "Legal Proceedings". The Company had been experiencing severe cash flow difficulties prior to the filing of this petition. These difficulties have been heightened by the filing. Management believes that the Company will need to obtain additional financing of at least $3,000,000 in order to resume its development stage activities. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources". The Company is in various stages of planning and developing products containing the drugs Viraplex(R) and MTCH-24(tm).

     Viraplex(R), which is intended to be administered orally in capsule form as a prescription treatment for oro-facial and genital Herpes simplex virus infections, is in an advanced phase (the third of three phases) of clinical testing for safety and effectiveness in humans although such clinical testing has been suspended pending refinancing of the Company. See "Government Regulation" and "Products Undergoing Research, Testing and Development." The Company believes that for the long term MTCH-24(tm) May be used to treat a broad range of conditions in humans, plants and animals caused by viruses (e.g., Herpes simplex and Influenza in humans), fungi (e.g., Aspergillus, a major cause of spoilage of stored corn and grain) and bacteria (e.g., Streptococcus and Staphylococcus infections in humans and animals). For the short term, upon the receipt of refinancing, if any (see above), the Company plans to continue the research and testing associated with obtaining FDA approval of Viraplex(R) and, in order to generate positive cash flow, to develop and bring to market as rapidly as possible two types of products containing MTCH-24(tm): over-the-counter (non-prescription) products for the treatment of oro-facial herpes infections (cold sores) and acne (collectively, the "OTC Products"), and agricultural products for the treatment of viral, bacterial and fungal infections in plants (the "Agricultural Products"). The Company plans to use revenues from the OTC Products and Agricultural Products, if and when generated, to fund additional research, development and testing necessary to exploit MTCH-24(tm) for uses other than the OTC Products and Agricultural Products. The Company has licensed rights to the use of MTCH-24(tm) against three viruses, the AIDS virus, Epstein-Barr virus and Cytomegalovirus to Viral Research Technologies, Inc. No revenues apart from the initial licensing fees have been received under this license. See "Certain Relationships and Related Transactions".

                                      (7)

History
-------

     In 1982, Gerald N. Kern commenced testing of a predecessor drug to Viraplex(R) for use against herpes simplex virus. Test results indicated that the predecessor drug had potentially dangerous side effects. Later in 1982, the Company (of which Mr. Kern was a principal shareholder), retained Dr. Joseph Michaelson, a biochemist, to evaluate several drugs related to the predecessor drug, to determine their effectiveness against herpes simplex virus and their toxicity, if any. One of these drugs, the active ingredient of Viraplex(r), was shown in laboratory tests to be effective against herpes simplex virus and non-toxic to humans. The active ingredient is a chemically synthesized drug which can be produced in large quantities at a relatively low cost. This active ingredient, in a different dosage and delivery system (the method of administering the drug), has been readily available for human use for treatment of disorders other than herpes simplex virus and has a well documented history of safety. The Company modified the dosage form and delivery system of the active ingredient to render it useful in treating herpes simplex virus. The Company's delivery system consists of a capsule (unlike any previous delivery system for the active ingredient) prepared in a form designed to enhance absorption of the active ingredient from the intestinal tract into the bloodstream, and, from there, to the site of the herpes infection. The Company is not aware of any previous uses of the active ingredient as a treatment for herpes simplex or other virus infections. Based upon the results of laboratory testing of the active ingredient in its new dosage form and delivery system, in May, 1982, Dr. Michaelson applied to the United States Patent Office for a use patent. The patent application was simultaneously assigned to the Company. A patent for five claims was granted in March 1989. See "Patents" and "Certain Relationships and Related Transactions". In addition, in July, 1982 the Company filed an investigational new drug application which the U.S. Food and Drug Administration ("FDA") granted in August 1982. see "Government Regulation" and "Products Undergoing Research, Testing and/or Development".

     Based upon research by Gerald N. Kern, and at his direction, commencing in late 1983 the Company tested a number of other drugs to determine their effectiveness, if any, against herpes simplex virus and other organisms. One of those drugs, which is the active ingredient in MTCH-24(tm), was found to be effective in vitro against herpes simplex virus. Subsequent testing showed that the drug was effective against a broad range of enveloped viruses as well as selected bacteria and fungi. The active ingredient of MTCH-24(tm) is a chemically synthesized drug which is readily available in over-the-counter


                                      (8)
products of other companies but in a different dosage and delivery system for treatment of disorders unrelated to its proposed use by the Company as an antimicrobial agent. The active ingredient can be produced in large quantities at a relatively low cost. The Company believes that the active ingredient in MTCH-24(tm) in the capsule forms currently available from other companies is not intended for use as an antimicrobial agent. In addition absorption of the drug in its current capsule forms does not yield sustained concentrations throughout the body required to render it effective as an antimicrobial agent. To render the drug effective for treating a variety of viral, bacterial and fungal infections, the Company, upon refinancing, if any, plans to develop a delivery system which would employ a capsule thee would provide controlled release of the active ingredient from the intestinal tract into the bloodstream, and, from there, to the site of the infection.

     The Company believes that the active ingredient of MTCH-24(tm) in the topical cream forms readily available from other companies is not intended to act as an antimicrobial agent. In addition, the active ingredient of MTCH-24(tm) in those creams is not present in sufficient concentrations to render it useful as an antimicrobial agent. Therefore, the Company has formulated topical cream preparations containing MTCH-24(tm) in concentrations sufficient to render it effective as an antimicrobial agent. Based upon the results of laboratory testing of the active ingredient in its new dosage form and delivery system, Mr. Kern, beginning in October, 1984, applied to the United States Patent Office for five U.S. patents. Mr. Kern has assigned those patent applications and the resulting patents to the Company. Patents have issued for antiviral, antibacterial uses and antifungal uses for humans. Claims for MTCH-24(tm) as an antifungal agent for harvested products have been rejected. See "Patents" and "Certain Relationships and Related Transactions". In February and April, 1985, the Company filed Investigational New Drug applications, which the FDA granted in March and May, 1985, respectively. See "Government Regulation" and "Products Undergoing Research, Testing and/or Development".

     The Company was incorporated in Nevada on March 21, 1983, and on that date acquired all of the issued and outstanding shares of Medical technology Corporation of America, Inc. ("MTCA"), a predecessor Delaware corporation organized in May, 1982. MTCA was dissolved in 1986. References to the "Company", unless the context otherwise indicates, relate to both the Company and MTCA. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

     The Company address is 10105 E. Via Linda, #103-382 Scottsdale, AZ 85258, and its telephone number is (602) 614-2874.

                                      (9)

Government Regulation
---------------------

     The products which the Company seeks to develop are subject to extensive regulation by the FDA and the U. S. Environmental Protection Agency ("EPA"). Under FDA guidelines, a "new drug" - defined as one not generally recognized as safe and effective - may not be marketed for particular uses in the United States without prior FDA approval of a New Drug Application ("NDA") showing that the drug is safe and effective for the recommended use as demonstrated by substantial evidence consisting of adequate and well-controlled clinical investigations involving human subjects. With the possible exception of some of the OTC Products, discussed below, human applications of Viraplex(R) and MTCH-24(tm) are "new drugs" requiring FDA approval.

     In order to conduct clinical investigations, an applicant must obtain an Investigational New Drug exemption ("IND") from the FDA to permit the shipment and use of the drug for investigational purposes. This requires the filing of an IND notice with the FDA, setting forth the results of pre-clinical (laboratory and animal) testing and the applicant's plans for clinical (human) testing. If the FDA does not deny the exemption or place a "hold" on clinical testing within 30 days of the submission of such notice, the IND is in effect and clinical testing may begin. Under the FDA's IND regulations, the clinical testing program required for approval of a new drug involves a three-phase process. In Phase I, studies are conducted on human volunteers to determine the maximum dosages and side effects of the substance being tested. In Phase II, studies are conducted on groups of patients afflicted with a specific disease to gain preliminary evidence of efficacy and to determine useful dosages. Phase III involves larger-scale studies conducted on disease-afflicted patients to provide statistical evidence of efficacy and safety. Frequent reports are required to be made in each phase and, if unwarranted hazards to subjects are found, the FDA May request modification or discontinuation of clinical testing until further pre-clinical work has been-done.

     The time necessary to complete clinical testing varies significantly from product to product, depending on the nature of the product, the claims for the product, its risk. and side effects , and the clinical testing protocols. In the case of both Viraplex(R) and MTCH-24(tm), IND notices for particular uses have been filed and the FDA has authorized Phase III clinical trials for Viraplex(R) and for bacterial applications of MTCH-24(tm). See the discussions below of the status of each of the Company's proposed products.

     Once clinical testing has been completed pursuant to an IND, the applicant files an NDA with the FDA. The NDA contains information concerning the chemical structure of the drug, the goal and purpose of the drug, and data from all animal and human tests. The FDA reviews the NDA to determine if the drug is safe


                                      (10)
and effective and if the applicant can guarantee proper and consistent manufacture of the drug. Again, the time required for FDA action on an NDA varies considerably, depending on the characteristics of the drug, whether the FDA needs more information than is originally provided in the NDA, and whether the FDA finds problems with the evidence submitted. It cannot be predicted how much time will elapse between submission of an NDA and final FDA action, but it is not unusual for the process to take one or two years or more.

     The FDA has issued a series of monograph and proposed monograph regulations concerning certain over-the-counter drug product categories and ingredients which have been shown to be safe and effective for specified uses. Products in such categories containing such ingredients for the specified uses, and which contain additional ingredients with respect to which no new uses are claimed, May under certain conditions be marketed without specific FDA approval. The Company believes the OTC products which would contain MTCH-24(tm) but will not identify it as an active ingredient, may fall within the scope of FDA monograph or proposed monograph regulations for cold sore products and acne products and upon the receipt of refinancing, if any, intends to seek the opinion of special FDA counsel on compliance with such regulations or proposed regulations prior to marketing the OTC products.

     The EPA regulates the research and sale of agricultural products, sterilants and disinfectants which are not directly or indirectly involved in the human food chain. The duration of the EPA approval process, which involves registration of such products prior to marketing, varies from product to product, although the EPA process is usually of shorter duration than the FDA approval process. As with FDA action, it cannot be predicted how much time will elapse between submission of an application and final action by the EPA. however, the Company believes it is not unusual for the process to take approximately one year in its entirety. To date, the Company has neither applied for nor obtained approval for any of its products from the EPA.

Product Research, Testing and/or Development
--------------------------------------------

     A substantial portion of the Company's capital has been and, upon the receipt of refinancing, if any, will be allocated to research, testing (including clinical trials) and development of Viraplex(R) and MTCH-24(tm) products described below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

                                      (11)

OTC Products
------------

     The Company has developed over-the-counter products containing MTCH-24(tm) for treating the symptoms of herpes simplex virus infections of the lips, mouth or face (cold sores) and for the treatment of acne (collectively, the "OTC products"). The Company plans to formulate the OTC products in skin tones to act as cover-ups while providing treatment. The drugs identified as the active ingredients in each product will be drugs other than MTCH-24(tm) which previously have been recognized by the FDA to be safe and effective for the intended uses, as specified in FDA monograph or proposed monograph regulations, and no further claims will be made for the products other than those specified in the monograph or proposed monograph regulations. Under these conditions the Company believes the OTC products may fall within the scope of FDA monograph or proposed monograph regulations and will be able to be brought to market without prior FDA approval. The Company intends to seek the opinion of special FDA counsel on compliance with such monograph or proposed monograph regulations prior to marketing the OTC products upon the receipt of refinancing, if any. See "Viraplex(R) and MTCH-24(tm) products for herpes simplex viruses."

Agricultural Products
---------------------

     Plant diseases due to fungi, bacteria, and viruses cause an enormous loss of crops worldwide. Within the United States alone the annual potential agricultural market for antifungal products is estimated at $400 million, for bacteriostatic products at $30 million (with possible growth to $130 million if effective broad spectrum agents were available) and for antiviral products at $360 million. Management believes, based on limited laboratory tests conducted principally by independent researchers at the request of the Company, that proposed MTCH-24(tm) products (the "agricultural products"), although unpatented, could have an impact on plant disease due to microorganisms in each of these categories.

     Aspergillus is one of the major fungi which cause spoilage of stored grain, corn and other foodstuffs. In addition, the organisms pose a major health hazard by producing aflatoxins, chemical substances that are highly toxic to humans and animals. In laboratory tests, MTCH-24(tm) has been shown to be effective at non-toxic concentrations in inhibiting growth of aspergillus species and in preventing growth of this organism on wheat and corn.

                                      (12)

     Organisms of the bacteria genus Xanthomonas cause citrus canker, a disease that causes loss of oranges and other citrus fruit and trees, and diseases of vegetables. MTCH-24(tm) has been shown in vitro to inhibit this organism at concentrations non-toxic to humans. The Company also believes that MTCH-24(tm) may be effective against Agrobacterium, a Gram positive organism, since it has been demonstrated to be effective in vitro against all Gram positive organisms against which it has been tested in studies conducted at the Company's request.

     Crop loss due to virus infections has been estimated to be as high as $1.8 billion annually in the United States alone. The Company believes that there exists a need for an effective treatment for such infections and that, upon the basis of preliminary laboratory tests, potential exists for using MTCH-24(tm) to treat plant diseases caused by enveloped viruses (one of the two broad classes of viruses).

     The Company has engaged in very limited testing and development in this area and is seeking to interest potential licensees and/or joint venturers in providing assistance in testing, obtaining the necessary approvals for, and marketing one or more of the Agricultural Products. Testing is being conducted by one interested company in South America against citrus canker. Preliminary field results have been positive. These results have been reviewed by the citrus council at the University of Florida in Gainesville. The Company has tested a spray product containing MTCH-24(tm) on stored wheat and corn in cooperation with a private Company in Texas. At this point the Company has not decided which of the Agricultural Products it will seek to develop commercially or the order of such development. This will depend in large part on the identity of the licensees and/or joint venturers, if any, and the wishes and interests of such parties. To date the Company has neither applied for nor obtained EPA approval. of any of the Agricultural Products.

Viraplex(R) and MTCH-24(tm) Products for Herpes Simplex Viruses
---------------------------------------------------------------

     Herpes is the family name of over 50 related viruses that share common characteristics. The viruses that cause oro-facial (affecting the lips, mouth and face and sometimes called "cold sores") and genital herpes are two members of this group and are classified as Herpes simplex virus Type 1 ("Herpes 1") and Herpes simplex virus Type 2 ("Herpes 2"), respectively. Herpes 1 generally is acquired from contact with a person with an active cold sore, while Herpes 2 generally is sexually transmitted. The primary episode of infection with Herpes 1 or 2 is often quite severe, lasting two to three weeks or more, and causing swollen lymph nodes, neuritis and neuralgia, as well as painful skin lesions. The herpes virus remains in the body in a dormant state following initial

                                      (13)
infection. Many patients experience intermittent recurrence of the infection due to reactivation of the latent virus, although subsequent episodes may differ from the primary episode in severity and duration. Infections due to Herpes 1 and 2 have now been recognized as reaching epidemic proportions within the United States, estimated to affect more than 50 million Americans.

     The Company has begun the process of conducting clinical trials (although such trials have been suspended pending refinancing, if any, of the Company) pursuant to an IND of Viraplex(R) in a capsule designed for oral administration to provide systemic therapy for Herpes 1 and 2. A 35-patient Phase II study was completed by the Company in January, 1983 and the results were submitted to the FDA. The Company then received permission from the FDA to initiate a 320-patient Phase III study, consisting of 160 patients with genital herpes and 160 patients with orofacial herpes. To date, approximately 290 patients, including all 160 genital herpes patients, have been tested. Upon refinancing, if any, the Company intends to complete the Phase III study. Only after Phase III clinical studies have been completed and evaluated for safety and efficacy could the FDA be expected to grant new drug approval to the product. Until such approval is granted, the Company's Viraplex(R) product may not be commercially marketed in the United States as a treatment for either Herpes 1 or 2.





                                      (14)

     Laboratory tests of MTCH-24(tm) conducted for the Company have found it to be effective in the laboratory against Herpes 1 and 2. The Company has applied for FDA approval to conduct human trials under an IND of a topical preparation of MTCH-24(tm) for treatment of Herpes 1 and 2. The FDA has requested that certain pre-clinical studies be completed prior to initiation of human clinical trials. All testing has been suspended pending refinancing, if any, of the Company. The Company cannot predict whether or when a MTCH-24(tm) product will receive FDA approval for treatment of Herpes 1 or 2.

     The Company may also seek to develop a MTCH-24(tm)-based hard surface spray to be tested as a disinfectant against Herpes 1 and 2, which viruses are known to be able to persist for several hours on hard surfaces such as walls, toilet seats and sinks, and other related viruses, as well as selected bacteria and fungi. The work will entail formulation of experimental products and testing for efficacy and safety in accordance with EPA guidelines. The Company has not yet commenced development of this product.

MTCH-24(tm) Products for Other Viruses and Bacterial Infections
---------------------------------------------------------------

     Herpes 1 and 2 are enveloped viruses. How MTCH-24(tm) acts against enveloped viruses is not fully understood, but, based on limited laboratory tests conducted for the Company, it is thought to be potentially effective against all enveloped viruses. In addition to its potential as a treatment for Herpes Simplex Virus, MTCH-24(tm) has produced positive results in preliminary in vitro laboratory tests, against a range of other enveloped viruses, such as influenza, Epstein-Barr virus ("EBV") and cytomegalovirus ("CMV"), as well as rotavirus, a non-enveloped virus. Influenza can cause problems ranging from cold-like symptoms to death. Although vaccines against influenza are presently available, individuals at high risk for influenza (the elderly, infirm and infants) are also those most likely to suffer adverse vaccine reactions. EBV is a herpesvirus which causes infectious mononucleosis and may be a cause of Burkitt's Lymphoma, a disease found mostly in Africa and New Guinea and less frequently in the United States. EBV causes widespread early childhood disease in developing countries and is also associated with nasopharyngeal carcinoma, a malignant tumor of the nose usually affecting young adults. CMV is a virus the effects of which vary substantially depending upon the age and immune status of the infected person. Infection of an infant can result in a fatal disease involving the nervous system, liver and other body sites. Infection acquired later in life may cause a syndrome clinically indistinguishable from mononucleosis. Generalized CMV infection, which can be fatal, may also occur in patients whose immune system has been compromised. Rotavirus is believed to be the causative agent in over 50% of all acute diarrhea in children requiring hospitalization. It can be highly contagious and sometimes fatal. Rotavirus is also a major cause of gastroenteritis in swine and lambs, with a mortality rate of 30% to 50%.

                                      (15)

     The Company plans, upon refinancing, if any, to develop a capsule form of MTCH-24(tm) for oral administration and to seek approval for human testing of such capsules as a treatment for disorders related to herpesviruses other than Herpes 1 and 2, including EBV, Varicelia-Zoster, the virus which causes shingles (Herpes Zoster), and chickenpox. MTCH-24(tm) in systemic form may also be tested for clinicai activity against Hepatitis B virus.

     Pursuant to an agreement dated as of the 26th day of January, 1987, the Company licensed rights to the use of MTCH-24(tm) against three viruses, the aids virus (hiv), Epstein-Barr virus and cytomegalovirus to VRT, Inc., a Nevada corporation ("VRT"). In addition to the license Meditech granted options to American Medical Venture Capital Group ("AMVCG") to purchase 7,500,000 shares of Meditech's common stock at 5.04 per share. These options have expired. AMVCG provided the initial funding for VRT, Inc. In return for the license, in addition to the share ownership in VRT, Meditech received an advance minimum royalty of $150,000, the right to receive $50,000 on the first day of April, May and June, 1987 and an overriding royalty of 6% of net sales, as defined in the agreement, if any, of the licensed products. As of May 31, 1994, approximately $99,199 are still owing under the agreement. On April 30, 1987, VRT, Inc. was combined through statutory merger with Viral Research Technologies, Inc. ("Viral"), a Nevada corporation, which became the surviving corporation. Viral issued 15,000,000 shares of its restricted common stock in exchange for 200,000 shares, the total shares outstanding, of VRT, Inc. Viral was an inactive public shell, which at the date of the merger had an accumulated deficit of $5,000. in connection with the combination, there was no step-up in basis to the assets of Meditech Pharmaceuticals, Inc. and its subsidiaries. After the merger, the Company owned 37.2 percent of the surviving corporation. See note 15 to the consolidated financial statements.

     Preliminary testing of MTCH-24(tm) was conducted at the Northwick Park Hospital, in association with the Harrow Health Authority of Harrow, England, for effectiveness against human immunodeficiency virus (hiv) the virus believed to cause aids (acquired immunodeficiency syndrome). Testing will be completed upon refinancing, if any.

     There are numerous categories of bacteria which may cause serious or fatal infections in humans and animals. Streptococcus is the principal cause of bacterial sore throats and a major cause of skin infections in humans. Various types of staphylococci are the principal cause of wound infections, boils and other skin infections in humans and mastitis in dairy cows. Various types of corynebacterium contribute causally to acne and diphtheria in humans, while


                                      (16)
other types cause pseudotuberculosis in sheep, horses, and cattle. MTCH-24(tm) is being tested by the Company under an IND for its bacteriostatic properties. The Company has been notified by the FDA that clinical studies to further determine the effectiveness of MTCH-24(tm) against certain types of bacteria may be initiated. Clinical investigations for this application of MTCH-24(tm) must be completed before an NDA may be filed.

     On June 3, 1993, the Company received a report from the Department of Health and Human Services and the National Cancer Institute regarding their ongoing testing of the Company's drug. Trials show activity against three types of tumors by inhibiting growth and killing tumor cells. These are new areas of activity and the Company will need additional financing to obtain patent protection before releasing more specific information. The Company's drug is one of ten to fifteen which have shown positive results in the Government's in vitro testing of these human cancer cells.

     Except for treatments of Herpes 1 and 2, the Company has not developed any products for the virus and bacteriological conditions of humans described in this subsection, but intends upon the receipt of refinancing, if any, to continue testing MTCH-24(tm) for the proposed applications.

Competition
-----------

     The Company anticipates substantial competition with respect to all of its proposed products, including the OTC Products in the markets for over-the-counter preparations for both cold sores and acne, and the Agricultural Products, particularly in the market for fungicides and the market for bactericidal agents. The Company's OTC Products would compete in the market for cold sore preparations with Orajel, Tanac, Zilactin, Anbesol, Campho-Phenique and Blistex, among others, and in the market for acne preparations with Clearasil, Oxy-5 and Oxy-10, among others. These and other similar products are available in drug and other stores throughout the United States. The Company's Agricultural Products would compete with fungicides such as Bravo, Deuter, Terachlor and Ridomil and applications partially controlling certain bacteria such as Maneb and copper-containing solutions. Management is not aware of any currently available products effective in controlling citrus canker or virus infections in plants.

     As to Viraplex(R) in capsule form and the proposed MTCH-24(tm) products as treatments for herpes infections, there is presently available by prescription an FDA-approved product for the treatment of herpes infections sold by Burroughs-Wellcome Co. under the name Zovirax (Acyclovir). FDA approval of Zovirax is limited to selected cases of genital and mucocutaneous herpes and also to specific usage and duration of treatment. Management is aware that some


                                      (17)
of the herpes products proposed to be developed by other companies are vaccines intended to prevent infection by herpesviruses. No such vaccines have yet been approved by the FDA. On the basis of data accumulated to date, management is not aware of any proposed vaccines which, if successfully developed and approved by the FDA for sale in the United States, would be effective in treating the symptoms of persons who presently suffer from recurrent herpes infections. Treatment of persons presently afflicted with recurrent herpes infections is the primary focus of the Viraplex(R) product being developed by the Company. It is likely that sales of additional FDA-approved competitive products for the treatment of herpes infections would have a material adverse effect on the Company.

     Many pharmaceutical and home product companies and other researchers, including Merck and Co., Inc. and American Cyanamid Co., have announced their intention to introduce or are believed to be in the process of developing a variety of products that may perform some or all of the functions of proposed Viraplex(R) and MTCH-24(tm) products. A substantial number of pharmaceutical companies in the world have been working on various forms of an aids treatment. Several drugs, including AZT, have been approved for sale in the United States. Many others are being tested under the FDA's "fast track" testing program. Some positive results have been reported although no cure has been claimed by anyone.

     Many of the Company's potential competitors are well-known and established companies with vastly greater capital resources, larger research and development staffs and more extensive marketing capabilities than those of the Company.

Manufacturing
-------------

     The Company currently has no manufacturing facilities of its own and has relied on independent pharmaceutical manufacturing firms to produce Viraplex(R) and MTCH-24(tm) in the limited quantities needed to conduct research, development and testing. It is anticipated that the Company, upon the receipt of refinancing, if any, upon the successful completion of its testing procedures and upon the receipt of any necessary regulatory approvals, will contract with others for the manufacture of Viraplex(R) and MTCH-24(tm) products.

Marketing
---------

     The Company has discussed distribution and marketing of its OTC products, agricultural products, other MTCH-24(tm) products and the Viraplex(R) product, when and if necessary government approvals are obtained, through licensing and/or joint venture agreements with a number of pharmaceutical and chemical companies in the United States and abroad.

                                      (18)

     The Company previously entered into licensing and distribution agreements for Viraplex(R) in some European countries and for MTCH-24(tm) in Canada. Those agreements produced no revenue for the Company. The Viraplex(R) agreement expired on July 31, 1986. No sales were made under the agreement and the Company elected to account for any royalty income under this agreement on the cash basis. No royalties are anticipated. In February, 1986, the Company notified the licensee for MTCH-24(tm) in Canada that the agreement was terminated. This termination was disputed by the license, but no liitigation ensued.

     The  Company  also had  entered  into an  agreement  with  Colgate  Venture
Company, Inc. to test MTCH-24(tm) for the purpose of developing commercial topicali skin products. This agreement was mutualliy rescinded on April 27, 1989.

     The Company plans to market the OTC products, when and if developed, through chain drug stores, drug wholesalers, and independent drug stores. The Company, upon refinancing, if any, intends to employ independent commission sales representatives to promote and sell these products. The Company would test market the products in a limited area, probably southern California, to measure trade and consumer acceptance. If the products meet certain criteria, the Company may seek additional marketing funding, through a limited partnership or a joint venture, to provide advertising and promotional monies. The Company may offer a royalty on sales in exchange for this additional funding.

Employees
---------

     As of August 29, 1997, the Company had one part-time non-medical employee, who was also an executive officer. The Company also had eleven consultants who devoted up to 10% of their time to the affairs of the Company. The consultants, most of whom are not currently providing services to the Company, included one physician who was involived in clinical medical research, one Ph.D. involved in pre-clinical toxicologic research, and ten who were involived in financial and business matters. Consultants to the Company are compensated variously on an hourly, daily or per-job basis for professional services rendered, many by stock options or grants, pursuant to written or oral agreements between the individual consultant and the Company. It is anticipated that the presently inactive consultants will resume their activities on behalf of the Company upon the receipt of refinancing, if any.

Patents
-------

     The process for obtaining a United States patent begins with the filing of a patent application in the U. S. Patent and Trademark office. The patent laws

                                      (19)
provide that new methods for using a known composition of matter may be patented by the discoverer of the new method. The patent application is examined by a patent examiner who may reject or allow all or some of the claims of the patent application. Applicants may submit arguments in writing to attempt to persuade the patent examiner to allow the rejected claims or may amend those claims to attempt to overcome the rejections. If the applicants' arguments or amendments are unsuccessful, applicants may appeal the rejections to the United States Patent and Trademark office board of patent appeals and interferences, to the United States Court of Appeals for the federal circuit, and finally to the United States Supreme Court. At any stage in this process, allowed claims may be issued in a United States patent.

     Both Viraplex(R) and MTCH-24(tm) have been available for some time under different names in non-prescription preparations for human use and the original product patents have expired. Applications claiming various uses of these drugs have been filed. See "Certain Relationships and Related Transactions". The United States patent office has granted a patent for five patent claims for the use of Viraplex(R) for treating herpes simplex conditions, patent no. 4,810,707 dated March 7, 1989. The European patent authorities have also accepted six claims for the use of Viraplex(R) for treating herpes simplex infections. A Canadian patent has also been granted for Viraplex(R). Patent applications for MTCH-24(tm) for the following four uses were submitted by the Company: antiviral; antibacterial; antifungal for humans; and antifungal for certain harvested products. Patents have issued for antiviral uses, for antibacterial uses, and for antifungal uses for human application of MTCH-24(tm). A patent for antiviral uses of MTCH-24(tm) has been granted in Canada, patent no. 1,256,032 granted 6/20/89. Some foreign patent rights have lapsed due to the Company's inability to pay for foreign maintenance fees and translations. There can be no assurance that any patent that has been or may be granted or obtained by the Company in the future will be enforceable or will provide the Company with meaningful protection from competition or claim all the intended uses of its products. It is also not possible to predict with any certainty the time it will take for patents to issue or be finally rejected. See "Certain Relationships and Related Transactions."

     In addition, there can be no assurance that the Company's products will not infringe upon the rights of any patent holder or that any suit by a patent holder would not be successful. The failure to successfully defend a patent infringement action could have materially adverse consequences for the Company. In the event any of the Company's products were found to infringe any patent or rights of others, there can be no assurance that the Company would be able to obtain any necessary licenses on reasonable terms, if at all. If such licenses could not be obtained the Company would be unable to market the affected products. See "Competition" and "Certain Relationships and Related Transactions".


                                      (20)

Item 2. Properties
------------------

     The administrative offices of the Company are located at 10105 E. Via Linda, #103-382, Scottsdale, AZ 85258.

     The Company's clinical research, upon the receipt of refinancing, if any, will be conducted on a fee basis by licensed clinical research facilities.

Item 3. Legal Proceedings
-------------------------

     On April 20, 1992, Petro-Med Inc. filed a voluntary Chapter ll bankruptcy petition under the United States bankruptcy code, case number la-92-25591-br. This case was converted to a Chapter VII on August 26, 1992. This filing was made in the United States bankruptcy court, central district of California. Management lacks sufficient information at this time to determine the ultimate effect of this filing on the Company's operations, although it may result in a change of control.

     On August 18, 1988, Sergei Givotovsky commenced an action entitled Sergei Givotovsky against Gerald N. Kern, Petro-Med Inc. and Meditech Pharmaceutical's, Inc. in the United States district court, southern district of New York. Mr. Givotovsky seeks damages for an alleged breach of a settlement agreement among the parties and for fraud, among other things. See security ownership of certain beneficial owners and management. Mr. Givotovsky is seeking the value of 1,669,293 shares of the Company's common stock but in no event less than $625,000 plus interest, plus $128,000, a constructive trust on future sales of Meditech stock, $1,000,000 in punitive damages, plus legal fees, interest and expenses. The Company, Petro-Med and Gerald N. Kern have cross-complained against Mr. Givotovsky and intend to vigorously defend against the complaint. The entire matter is inactive and has been off calendar for approximately four years. Management lacks sufficient information at this time to evaluate the amount, if any, for which the Company, Petro-Med or Gerald N. Kern may be liable.

     Management is not aware of any other material litigation pending against the Company or its properties.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

                                      (21)

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's common stock is traded on the over-the-counter market. On August 29, 1996, the average closing bid price for the common stock of the Company was $.02. The high and low closing bid prices therefore during the quarterly fiscal periods indicated were as follows:

Quarter Ended                          Low Bid                   High Bid
-------------                          -------                   --------

February 28, 1993                        .01                      .08
May 31, 1993                             .03                      .07
August 31, 1993                          .03                      .07
November 30, 1993                        .03                      .05

February 28, 1994                        .02                      .03
May 31, 1994                             .02                      .03
August 31, 1994                          .025                     .05
November 30, 1994                        .02                      .02

February 28, 1995                        .02                      .02
May 31, 1995                             .015                     .015
August 31, 1995                          .015                     .022
November 30, 1995                        .01                      .02

February 29, 1996                        .01                      .015
May 31, 1996                             .01                      .14
August 31, 1996                          .02                      .07
November 30, 1996                        .01                      .04

February 28, 1997                        .01                      .03
May 31, 1997                             .01                      .03
August 29, 1997                          .01                      .03

Some of the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's common stock was reported on Nasdaq through April 30, 1986, at which time it was deleted because of failure to meet the minimum capital and surplus and asset requirements of the Nasd by-laws.

     As of August 29, 1997, there were 3208 holders of record of the Company's outstanding shares of common stock.

     The Company has not paid any dividends to its shareholders and has no present intention of changing this policy.

Item 6. Selected Financial Data
-------------------------------

     The following consolidated selected financial data, insofar as it relates to each of the fiscal years ended May 31, 1983 through 1996, has been derived from annual financial statements including the consolidated balance sheets at May 31, 1996, and 1997, and the related consolidated statements of net loss and deficit accumulated during development stage, of shareholder's equity (deficit) and of changes in cash for the fourteen fiscal years ended May 31, 1997 and notes thereto appearing elsewhere herein. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto.

                                      (22)

                                                   From
                                               May 4, 1982      Twelve month    Twelve month     Twelve month     Twelve month
                                              (Inception) to    period ended    period ended     period ended     period ended
                                               May 31, 1983     May 31, 1984    May 31, 1985     May 31, 1986     May 31, 1987
                                               ------------     ------------    ------------     ------------     ------------
Results of Operations:
Net loss and deficit accumulated
 during development stage                     ($ 1,022,600)    ($ 1,338,400)    ($ 1,794,100)      (1,533,800)    ($ 1,880,200)

Net loss and deficit accumulated
 during development stage per
 share of common stock                               (0.02)           (0.02)           (0.03)           (0.02)           (0.02)

Consolidated Balance Sheet Data:
                                               May 31, 1983     May 31, 1984     May 31, 1985     May 31, 1986     May 31, 1987
                                               ------------     ------------     ------------     ------------     ------------

Working Capital (deficit)                     ($   653,100)     $ 1,732,600     ($    95,900)    ($ 1,536,900)    ($ 1,580,000)

Total assets                                   $   270,600      $ 1,052,800      $   456,500      $   270,400      $   110,900

Long-term debt                                        --        $    20,100      $    16,800      $    13,400      $     4,600

Total liabilities                              $   715,800      $    65,700      $   392,200      $ 1,571,700      $ 1,622,100

Shareholders' equity (deficit)                ($   445,200)     $ 1,887,100      $    64,300     ($ 1,301,300)    ($ 1,848,200)

------------------------------------------------------------------------------------------------------------------------------------

                                               Twelve month       Twelve month     Twelve month      Twelve month      Twelve month
                                               period ended       period ended     period ended      period ended      period ended
                                               May 31, 1988       May 31, 1989     May 31, 1990      May 31, 1991      May 31, 1992
                                               ------------       ------------     ------------      ------------      ------------
Results of Operations:
Net loss and deficit accumulated
 during development stage                         (4880,200)      ($  641,400)      ($  522,100)      ($  479,100)      ($  483,100)

Net loss and deficit accumulated
 during development stage per
 share of common stock                                (0.01)            (0.01)            (0.01)            (0.01)            (0.01)

Consolidated Balance Sheet Data:
                                                May 31, 1988      May 31, 1989      May 31, 1990      May 31, 1991      May 31, 1992
                                                ------------      ------------      ------------      ------------      ------------

Working Capital (deficit)                      ($ 2,154,100)     ($ 2,545,000)     ($ 3,053,100)     ($ 3,457,400)     ($ 3,911,400)

Total assets                                    $    59,000       $    86,800       $    35,600       $     5,300       $    26,800

Long-term debt                                  $         0       $         0       $         0       $         0       $         0

Total liabilities                               $ 2,163,900       $ 2,597,100       $ 3,054,900       $ 3,462,100       $ 3,935,300

Shareholders' equity (deficit)                 ($ 2,577,400)     ($ 2,698,800)     ($ 3,210,300)     ($ 3,648,100)     ($ 4,099,800)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           From
                                      Twelve month       Twelve month     Twelve month   Twelve month    Twelve month  May 4, 1982
                                      period ended       period ended     period ended   period ended    period ended (inception) to
                                      May 31, 1993       May 31, 1994     May 31, 1995   May 31, 1996    May 31, 1997  May 31, 1997
                                      ------------       ------------     ------------   ------------    ------------  ------------
Results of Operations:
Net loss and deficit accumulated
 during development stage             ($   449,400)      ($   753,900)   ($   515,600)   ($   501,600)  ($    957,400) ($13,579,000)

Net loss and deficit accumulated
 during development stage per
 share of common stock                       (0.01)             (0.01)          (0.01)          (0.01)          (0.01)        (0.01)

Consolidated Balance Sheet Data:
                                      May 31, 1993       May 31, 1994    May 31, 1994    May 31, 1995    May 31, 1996  May 31, 1997
                                      ------------       ------------    ------------    ------------    ------------  ------------

Working Capital (deficit)             ($ 4,360,100)      ($ 4,897,600)   ($ 4,897,600)   ($ 5,390,100)  ($  5,900,100) ($ 6,429,700)

Total assets                           $     2,900        $     2,700     $     2,700     $     1,700    $      1,100   $       600

Long-term debt                         $         0        $         0     $         0     $         0    $          0   $         0

Total liabilities                      $ 4,360,800        $ 4,898,700     $  ,898,700     $ 5,399,700    $  5,900,700   $  6,430,30

Shareholders' equity (deficit)        ($ 4,549,200)      ($ 5,087,300)   ($ 5,087,300)   ($ 5,589,300)   ($ 6,090,900) ($ 6,621,000)

                                                              (23)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Development Stage Activities
----------------------------

     The Company is in the development stage and accordingly has had no significant operating revenues. Its principal development activities from May 4, 1982 (inception) through May 31, 1997, have been efforts to secure financing, create a management and business structure, and develop and test Viraplex(R) and MTCH-24(tm). These efforts have been hampered by the voluntary bankruptcy petition filed by Petro-Med. See "Legal Proceedings". The Company has directed and will direct its attention to, upon the receipt of refinancing, if any, developing and bringing to market as rapidly as possible the OTC products and the agricultural products. See "Business-General," "Business-Marketing" and "Liquidity and Capital Resources."

     From inception in May, 1982, through May 31, 1997, approximately $11,542,800 had been expended by the Company in carrying out activities relating to the research, development and testing of and MTCH-24(tm). This total includes $1,347,800 for clinical trials, $489,300 for research and development, $4,620,700 for compensation, $1,276,600 for professional fees and $3,808,400 for general and administrative expenses, including fees to consultants. For this period, approximately $2,883,600 (including accrued but unpaid compensation for this period) representing 27.1% of the total expenditures set forth above was used to pay compensation to officers of the Company.

Liquidity and Capital Resources
-------------------------------

     Initially the Company funded its activities through a note payable to a bank, advances from principal shareholders and subordinated debt. In early 1983, a private offering was undertaken yielding net proceeds of $531,400. Since that time the Company has financed its development activities from the $3,413,000 net proceeds of its July, 1983 public offering, minimum royalties from Viral Research Technologies, Inc. and advances from Petro-Med (see "Certain Relationships and Related Transactions"). At May 31, 1997, the Company had a working capital deficiency of $6,429,700 and a shareholders' deficit of $6,621,000.

     The Company requires additional funds with which to carry out its operations and is now in discussions with a number of financing sources in order to raise the needed capital. The Company requires approximately $3,000,000 in

                                      (24)
financing to develop and market proposed over-the-counter products from MTCH-24(TM) to complete and analyze the Viraplex(R) clinical studies and to begin worldwide efforts to secure a licensee or joint venture partner for marketing the drugs if and when approved. There can be no assurance that such funds will be available. Failure to receive such funds would have materially adverse consequences for the Company.

     Because the party does not presently have product liability insurance, claims which could ordinarily be covered by such insurance could have a materially adverse effect on the liquidity and capital resources and, perhaps, the continued viability at the Company. No human testing of any of the Company's products is presently being conducted. During the time when human testing of the Company's products was performed, it was performed by independent third parties who were required to provide the Company with proof of adequate liability insurance.

Inflation
---------

     The Company has no experience with respect to the effect of inflation on its business. However, the pharmaceutical industry is well developed and, based on management's understanding of industry experience, it believes that inflation will not have a significant impact on the results of the Company's operations in the future.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The financial statements required by this item are set forth as indicated in Item 14(a)(l).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

     None.


                                    PART III

Management
----------

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The present directors and executive officers of the Company are listed below, together with brief accounts of their experience and certain other information.

                                      (25)

                                                                      Year
                                                                      First
Name                               Age        Office                  Elected
----                               ---        ------                  -------

Gerald N. Kern                     59         Chairman of the Board   1982
                                              of Directors
Stanton G. Axline, M.D.            62         Medical Director        1983

Cynthia S.Kern                     47         President, Chief        1995
                                              Executive Officer,
                                              Acting Chief Financial
                                              Officer

                                              Secretary               1983

Lester F. Goldstein, Ph.D.         53         Director                1983

Harry Hall                         62         Director                1990

     All officers serve at the pleasure of the board. Directors serve until the next annual meeting of shareholders and until their respective successors are elected and qualified.

Business Experience of Directors and Executive Officers
-------------------------------------------------------

     Gerald N. Kern is chairman of the Company. Mr. Kern served as President and Chief Executive officer until September, 1995. He is also Chairman, President and Chief Executive Officer of Viral Research Technologies, Inc., a minority owned subsidiary of the Company. Since February, 1983, Mr. Kern has also been Chairman, President and Chief Executive Officer of Petro-Med, the principal shareholder of the Company. Petro-Med has filed a Chapter XI bankruptcy petition which was converted to a Chapter VII on August 26, 1992. He is currently President and Chief Executive Officer of Gumtech International, Inc., a manufacturer of nutrient chewing gum products. From September, 1994, to August, 1996, Mr. Kern was President of Aura Interactive, an international exectronics firm based in El Segundo, California. See "Security Ownership of Certain Beneficial Owners and Management."

     Mr. Kern has been an officer and director of the Company since its formation in May, 1982. From 1981 through April, 1982, Mr. Kern was President of HJK Consulting, Inc., a marketing consulting Company specializing in consumer products marketing. During 1980, Mr. Kern was President of Philip Merrill International Ltd., a subsidiary of Parfums Lamborghini, and was responsible for product development, sales and marketing. From 1978 to 1979, he was assistant to the President and was Executive Vice President of the United States division of

                                      (26)

Max Factor & Co. in charge of sales, marketing and general management, in addition to being head of the worldwide military and "PX" divisions. From 1967 to 1977, Mr. Kern was employed by International Playtex, Inc. in a variety of positions including Vice President and General Sales Manager of the branded apparel division, and General Manager of Playtex, Ltd., Canada. Mr. Kern is also currently the Chairman of the Board, President, Chief Executive Officer and a principal shareholder of Skin Control Systems, Inc., an inactive Company which had marketed toiletries and skin care products for men, and Chairman, a principal shareholder and a consultant to Mas Industries, Inc., an inactive Company which had engaged in the marketing of cosmetic products in the Hispanic market. On April 20, 1992, Skin Control Systems, Inc. filed a voluntary chapter 7 bankruptcy petition under the United States bankruptcy code, case number la-92-25590-ag. This filing was made in the United States bankruptcy court, central district of California. Skin Control Systems has been discharged in bankruptcy.

Stanton G. Axline, M.D. has been medical director of the Company since December, 1983. He also served as Executive Vice President and as a director from 1983 through 1989. From November 1986 through August 15, 1988, Dr. Axline was also medical editor of Lifetime Medical Television, a cable television broadcasting Company. He is currently in a private medical practice in internal medicine. From November, 1982 until December 1983, Dr. Axline was a consultant and the medical director of the Company. From 1976 to 1982 he was Associate Professor of Internal Medicine and Chief of the Infectious Disease Section at the University of Arizona College of Medicine. Concurrently, he was Associate Chief of Staff for research and development at the Veterans Administration Medical Center, Tucson, Arizona. From 1969 to 1976 he was Assistant Professor of Mdicine at Stanford University Medical Center and Chief of the Infectious Disease Section at the Veterans Administration Medical Center, Palo Alto, California. In addition to his clinical interests and training in infectious diseases, he has designed and conducted numerous laboratory based and clinical research projects related to the clinical pharmacology of antimicrobial agents, cellular immunology, and cell biology. He obtained his B.S. and M.D. degrees from Ohio State University and Ohio State University College of Medicine, respectively, and received post-doctoral clinical and research training at the University of Colorado Medical Center, Stanford University, and Rockefeller University. Over the past year Dr. Axline has devoted less than 5% of his working time to the affairs of the Company.

Lester F. Goldstein, Ph.D. is currently a business technology consultant. From 1992 to 1996, he served as a physicist for Aura Systems, Inc., and has served there since 1992. From 1989 to 1992, he served as the Senior Program Manager at the TRW Applied Technology Division, Space and Technology Group. Previously,


                                      (27)
from 1986 to 1989, he served as as Program Manager of high technology advanced programs in the Satellite and Space Electronics Division of Rockwell International. He served as Director of Electro-Optics for the Satellite Systems Division of Rockwell International from 1981 to 1985. From 1985 to 1986 he served as Chief Scientist in the division. He was responsible for managing advanced technology, planning and development for the division's programs. From 1978 to 1981 he was Program Manager at Hughes Aircraft overseeing various radar and sensor projects. Dr. Goldstein obtained a B.A. degree from Hofstra University in physics and mathematics and M.S. and Ph.D degrees in physics from Polytechnic University of New York. He has been a director of Meditech since March, 1983.

Harry Hall has had more than 25 years of experience as a Senior Executive in major consumer products companies. He is currently an Executive Vice President of sales for Evan-Picone and has served in that capacity since April, 1996. He has served as consultant to industry leaders in the apparel and non-durable goods fields. He is presently a Director of Petro-Med Inc. and Viral Research Technologies, Inc.

Cynthia S.Kern has been President, Chief Executive Officer and Acting Chief Financial Officer since September, 1995. Mrs. Kern served as Vice President of administration from 1982 to 1995. She is the wife of Gerald N. Kern. From 1979 to 1981 she served as an Administrative Assistant with Edgar Rice Burroughs, Inc. from 1978 to 1979, she was an Executive Secretary with Max Factor & Co. Ms. Kern devotes up to 50% of her working time to the affairs of the Company. Ms. Kern is also the Vice President, Secretary and Treasurer of Mas Industries, Inc.

Item 11. Executive Compensation
-------------------------------

     The following table sets forth all cash compensation for the fiscal year ended May 31, 1997, for (1) each of its most highly compensated Executive Officers whose aggregate cash compensation exceeded $60,000 and (11) all Executive Officers of the Company as a group.

Name of
Individual or                           Capacities in
Persons in Group                        Which They Serve          Salaries
----------------                        ----------------          --------

Gerald N. Kern                          Chairman of the           $108,000 (1)
                                        Board/President/
                                        Chief Executive
                                        Officer
All Executive Officers                                            $153,000 (2)
  as a Group (2 persons)

                                      (28)


----------

(1) Of the cash compensation set forth for Mr. Kern, $108,000 was accrued but unpaid.

(2) 0f the cash compensation set forth for all executive officers as a group, $153,000 was accrued but unpaid. Directors who are not salaried employees of the Company are compensated at the rate of $500 for each board meeting attended.

Employment Agreements
---------------------

     Employment agreement with Gerald N. Kern. The Company entered into an employment agreement with Gerald N. Kern on November 17, 1982, to employ Mr.
Kern as President and Chief Executive Officer, which agreement, as amended, provided for a term which ended December 31, 1991, at compensation of $108,000 per annum. In addition-to any bonus Mr. Kern May receive under the Company's bonus plans, it is contemplated that if and when the Company becomes profitable, Mr. Kern will receive a bonus in such amount as the Company's Board of Directors shall determine. See "Certain Relationships and Related Transactions" for information relating to the grant of an option to Mr. Kern to purchase 8,000,000 shares of the Company's common stock and his exercise of the option.

     The Company maintains a bonus plan which contemplates that 10% of the Company's net pre-tax earnings will be set aside each year for bonuses to key personnel including Gerald N. Kern and Dr. Axline. Because of the absence of earnings since inception of the Company, no amounts have been accrued or paid under such plan.

     The  Company   also   employs   Cynthia  s.  Kern  as  Vice   President  of
Administration  and  Secretary  at a salary  of  $45,000  per  annum and the law offices of Robert M. Kern as general counsel at a retainer of $36,000 per annum.
see  "Certain  Relationships  and  Related  Transactions."  The  Company  has no
employment contract with Cynthia S.Kern or Robert M. Kern.

Stock Options
-------------

     The following table reflects certain information  relating to non-qualified stock options granted to executive officers and directors of the Company through August 1, 1996:

                                         No. of Shares         Exercise
Name of                  Date of          Subject to            Price           Expiration
Individual                Grant             Option            Per Share            Date
----------                -----             ------            ---------            ----

Gerald N. Kern        Mar. 23, 1988        3,000,000(1)          $0.08         Mar. 24, 1993
                      Dec. 18, 1986        8,000,000(2)          $0.01         Dec. 17, 1991
                      Apr. 3, 1987           500,000(3)          $0.04         Apr. 2, 1992

                                      (29)





                                         No. of Shares         Exercise
Name of                  Date of          Subject to            Price           Expiration
Individual                Grant             Option            Per Share            Date
----------                -----             ------            ---------            ----

Lester F. Goldstein   Aug. 16, 1985        100,000(3)          $0.0233        Aug. 15, 1990
                      Apr. 3, 1987         250,000(3)          $0.04          Apr. 2, 1992

Stanton G. Axline     Aug. 16, 1985      1,000,000(3)          $0.0233        Aug. 15, 1990
                      Apr. 3, 1987         250,000(3)          $0.04          Apr. 2, 1992

Cynthia S. Kern       Apr. 3, 1987         250,000(3)          $0.04          Apr. 2, 1992

----------

(1) This option, which has expired, was granted to Gerald N. Kern by Petro-Med to purchase shares of the Company's common stock owned by Petro-Med.

(2)  This option was exercised March 1, 1989.

(3)  These options were not exercised and have expired.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     As of August 31, 1997, Petro-Med owned 26,256,794 shares of common stock of
the  Company,   which  constitutes   approximately  22.82%  of  the  issued  and
outstanding  stock of the Company.  Petro-Med  has filed a Chapter XI bankruptcy petition which was converted to a Chapter VII on August 26, 1992.





                                      (30)




     Petro-Med has been delinquent for some years in making filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934. The delinquencies pre-date by a number of years the acquisition by Gerald
N. Kern of substantial holdings in, and control of, Petro-Med. Mr. Kern has been attempting since 1983 to rectify Petro-Med's filing deficiencies. Petro-Med had engaged in discussions with the staff of the Securities and Exchange Commission with respect to compliance. The staff indicated to Petro-Med's counsel that it would likely seek injunctive relief against Petro-Med, requiring Petro-Med to make timely filings in the future. See "Certain Relationships and Related Transactions" for information relating to transactions between Mr. Kern, Petro-Med and the Company during the last five years.

     The following table sets forth, as of August 31, 1996, certain information concerning the ownership of shares of the Company's common stock by persons owning more than 5% of the outstanding shares of the common stock and the directors of the Company and by directors and officers as a group.

                                    Shares Owned
                                   and/or Subject
Name and Address                    to Presently              Percentage of
of Beneficial Owner              Exercisable Options        Outstanding Shares
-------------------              -------------------        ------------------

Petro-Med Inc.                      26,256,794 (3)                22.82%
10105 E. Via Linda, 103-382
Scottsdale, AZ  85258

Lester F. Goldstein                    750,000                      .65%
10892 Marietta Avenue
Culver City,
California 90230

Harry Hall                             350,000                      .30%
10105 E. Via Linda, 103-382
Scottsdale, AZ  85258

Cynthia S. Kern                      1,200,000 (1)                 1.04%
10105 E. Via Linda, 103-382
Scottsdale, AZ  85258

Gerald N. Kern                       5,300,000                     4.61%
10105 E. Via Linda, 103-382
Scottsdale, AZ  85258



                                      (31)

                                    Shares Owned
                                   and/or Subject
Name and Address                    to Presently              Percentage of
of Beneficial Owner              Exercisable Options        Outstanding Shares
-------------------              -------------------        ------------------

Petro-Med and all directors
and officers as a group
(5 persons)                       33,856,794 (2)(3)               29.42%

----------

(1) Mr. Gerald N. Kern disclaims ownership of these shares of the Company's common stock owned by his wife.

(2) Includes shares of the Company's common stock owned by Petro-Med because Mr. Kern, as owner of approximately 16% of the outstanding common stock and as Chairman, President and Chief Executive Officer of Petro-Med, may be deemed to have shared voting power with respect to the Company's common stock owned by that entity.

(3) Petro-Med is currently in Chapter VII bankruptcy. A disposition of the shares held by Petro-Med by the bankruptcy court could result in a change of control. See below for information relating to a claim which, if successful, could also decrease Petro-Med's ownership of the common stock.





                                    (32)

     The directors of Petro-Med are Gerald N. Kern, Harry Hall and Jerry Tennant. Gerald N. Kern is the Chairman, President and Chief Executive Officer of Petro-Med.

     Petro-Med may be deemed a "parent" or "promoter" of the Company under the Securities Act of 1933. Gerald N. Kern May be deemed a "parent" or Petro-Med and therefore a "parent" of the Company under the Securities Act or 1933. See "Directors and Executive Officers of the Registrant" and "Certain Relationships and Related Transactions."

     In August, 1985 the Company and Petro-Med entered into one agreement (the "Settlement Agreement I"), and Gerald N. Kern entered into another agreement (the "Settlement Agreement II"), with Sergei Givotovsky, a shareholder of Petro-Med and a former shareholder of the Company. These agreements settled prior disputes between the parties to the agreements.

     Pursuant  to the  Settlement  Agreement  I, Mr.  Givotovsky  has a right to acquire 1,669,293 shares of the Company's Common Stock held by Petro-Med in exchange for 841,820 shares of Petro-Med's common stock held by Mr. Givotovsky. All of these shares have been deposited into escrow. Petro-Med deposited an additional 3,338,586 shares of the Company's Common Stock into the same escrow as collateral for certain of its obligations under the Settlement Agreement I. The monthly exchanges were to consist of approximately 22,449 of Mr. Givotovsky's Petro-Med shares for 44,516 shares of the Company's Common Stock. Mr. Givotovsky has the right to require Petro-Med to sell the Company's shares, and upon refinancing of the Company or Petro-Med, if any, Petro-Med will guarantee a price per share of $.3744 (to be increased annually by 9% from August, 1985). Petro-Med has the right, in lieu of selling any Common Stock at less than the guaranteed price, to retain such shares for its own account and pay Mr. Givotovsky the guaranteed price. In addition, Mr. Givotovsky is permitted to pay a certain amount in lieu of an exchange and Petro-Med will not have to deliver the Company's shares relating to such payment. Certain events may allow revisions in the number of shares to be exchanged on any installment date. Mr. Givotovsky has registration rights with respect to the Company's shares under certain conditions.

     Under the Settlement Agreement II, Mr. Givotovsky agreed to transfer to Mr. Kern, on an installment basis and upon satisfaction of certain conditions, 841,820 shares of Petro-Med's common stock which were placed in escrow. 76,347 shares would be released quarterly until all shares had been delivered to Mr. Kern. Mr. Givotovsky is permitted to pay an amount equal to $.45 per share in place of having an installment of Petro-Med's shares released from escrow.

                                      (33)

     Mr. Givotovsky has claimed that Petro-Med is in breach of the settlement Agreement 1. As a result no exchanges or sales of stock have occurred under either agreement and all of the shares remain in escrow. The management of Petro-Med does not believe it is in breach of the agreement.

     On August 12, 1988, Mr. Givotovsky instituted legal action against the Company, Petro-Med and Gerald N. Kern. the lawsuit alleges, among other things, a breach of the settlement agreement 1 and fraud. Mr. Givotovsky is seeking the value of 1,669,293 shares of the Company's common stock but in no event less than $625,000 plus interest, $128,000, a constructive trust on future sales of Meditech stock and $1,000,000 in punitive damages. See legal proceedings. If the result of such action is a final determination that Mr. Givotovsky is entitled to ownership of the entire 5,007,879 shares of the Company's common stock presently held in the escrow account, Mr. Givotovsky would then own 4.35% and Petro-Med would own 18.47% of the outstanding common stock of the Company.

     The following table sets forth, as of August 31, 1994, the shares of common stock of Petro-Med owned of record and beneficially by the directors of the Company and by all such officers and directors of the Company as a group:

                                                                 Percentage
Name                                     Shares Owned             of Class
----                                     ------------             --------

Gerald N. Kern                           3,613,840 (1)             15.85%

Lester F. Goldstein                          8,000                   .04%

All directors and officers
as a group (4 persons)                   3,621,840                 15.89%

----------

(1) 2,087,270 shares are owned by FSL Cosmetics, Ltd., of which Gerald N. Kern is the sole shareholder. Cynthia S. Kern, as the wife of Gerald N. Kern, may be deemed, because of California community property laws, to be a beneficial owner of 50% of the shares owned by Mr. Kern.

                                      (34)

     Except for Gerald N. Kern, the above table does not include those persons who own beneficially more than 5% of Petro-Med's outstanding common stock which persons are Sergei Givotovsky 1,683,640 shares: and Lakestone Acceptance Corp., 1,37O,000 or approximately 7.4%, and 6%, respectively. The shares of Mr. Givotovsky are subject to the agreements described above.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     On July 24, 1982, Petro-Med Inc. and the shareholders of Medical Technology Corporation of America, Inc. ("MTCA"), the Company's predecessor, entered into an agreement (the "Option Agreement") whereby Petro-Med obtained an option to acquire all the outstanding shares of MTCA. The consideration for the Option Agreement was a loan of $295,000 to MTCA and the payment of $5,000 to the shareholders of MTCA. Funds for the $295,000 loan were obtained by the prior management of Petro-Med, from a private placement of Petro-Med stock. Gerald N. Kern had no relationship with, and had not engaged in any transactions with, Petro-Med prior to July 24, 1982. The $295,000 loan to MTCA was evidenced by a promissory note dated August 5, 1982 which provided for the payment of principal on August 5, 2002 and annual interest payments thereon at the rate of 9% per annum commencing August 5, 1983. The Option Agreement provided that Petro-Med could convert the $295,000 note into 5% of the equity of MTCA. The Option Agreement also provided that in the event of the exercise of the option, Petro-Med would issue to the MTCA shareholders 51% of the outstanding shares of the common stock of Petro-Med in exchange for all of the shares of MTCA. The principal shareholders of MTCA at the time were Business Development Associates, Inc. (controlled by Joseph Michaelson, Ph.D.), FSL Cosmetics, Ltd. (controlled by Gerald N. Kern), Sergei Givotovsky, and Lakestone Acceptance Corporation (controlled by Lewis H. Rosenberg). Gerald N. Kern and Lewis H. Rosenberg were officers and directors of MTCA at the time of the transaction. MTCA and Petro-Med had no board members in common at that time. The purpose of the above transactions was to provide funding for the continued operation of MTCA. The Company believes that the consideration to MTCA for the option was as favorable as could be obtained from other companies with which MTCA was negotiating at that time. No independent valuation of the option granted to Petro-Med was





                                      (35)
established. MTCA's significant asset was its right to Viraplex(R) which Dr. Michaelson had previously purported to assign to MTCA as its sole inventor.









                                      (36)

     Petro-Med exercised its option under the Option Agreement and on February 5, 1983 acquired all the issued and outstanding shares of MTCA from its shareholders in exchange for 11,378,225 shares (51%) of Petro-Med. The $295,000 promissory note was cancelled and the principal amount deemed added to paid-in capital of MTCA. See "Security Ownership of Certain Beneficial Owners and Management".

     On March 21, 1983, Meditech Pharmaceuticals, Inc. was incorporated under the laws of the state of Nevada and on the same date acquired all the issued and outstanding shares of MTCA and a $48,000 capital contribution from Petro-Med in exchange for 48,000,000 shares of its common stock. This reorganization was entered into at the request of the underwriter for the initial public offering of the Company based upon the belief that it would reduce state franchise taxes and related expenses during the development stage. Board members of the Company with an interest in the transaction were Gerald n. Kern and Lewis H. Rosenberg who were principal shareholders, officers and directors of Petro-Med. See "Security Ownership of Certain Beneficial Owners and Management".

     In March, 1983, Petro-Med loaned the Company $100,000 for one year, with interest payable at a rate equal to one percent above the prime rate at the Wells Fargo Bank in San Francisco, California. During the second half of fiscal 1984, this loan was repaid in full and from time to time since then the Company has advanced funds and has had funds advanced to it on an unsecured demand basis, at 9% per annum, to and from Petro-Med. The purpose of these advances was to allow the Company to continue its operations. A substantial portion of these funds was obtained by Petro-Med through exempt private sales of restricted stock, sales pursuant to exemption from registration under the Securities Act of 1933, by virtue of rule 144 promulgated under that Act, of the Company's common stock owned by Petro-Med and loans to Petro-Med. $559,990 of amounts owed by the Company to Petro-Med was converted into 10,000,000 shares of common stock in June, 1986 at the request of the Company's then proposed underwriter. At May 31, 1997, the Company was indebted to Petro-Med in the principal sum of $2,753,500. see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." At the time such loans were made, Gerald N. Kern was the only common director of the Company and Petro-Med. The entire balance in loans is repayable with interest at 9% per annum as follows:
$36,000 on the second anniversary date of the Company's refinancing and the balance on demand. Petro-Med obtained these funds through borrowings convertible into and/or options to purchase an aggregate of 1,533,333 shares of the Company's common stock presently owned by Petro-Med, and through exempt private sales and rule 144 sales of restricted shares of common stock of the Company owned by Petro-Med.

                                      (37)

     The Company had also advanced funds on an unsecured demand basis with interest at approximately 12.5% per annum, to Skin Control Systems, Inc. and has Industries, Inc. The purpose of such loans was to induce those Companies to make their employees available to the Company for marketing, product development and financial planning. Mas Industries, Inc. and Skin Control Systems, Inc. are presently inactive and unable to repay these sums but have indicated that they will repay their respective indebtedness if and when they are able. Skin Control Systems, Inc. has been discharged in bankruptcy. At May 31, 1986 the Company wrote off a total of $55,600 representing all principal and accrued interest owed by Skin Control Systems, Inc. and Mas Industries, Inc. In addition, the Company, on the same date, wrote off a total investment of $8,000 in Mas Industries, Inc. At the time the loans were made, Gerald N. Kern was the only common director of the Company, Mas Industries, Inc. and Skin Control Systems, Inc. Robert M. Kern, the son of Gerald N. Kern and General Counsel of the Company, was a director of Skin Control Systems, Inc. The Company does not intend to make loans to such affiliated entities in the future.

     In January, 1984 the Company made a loan to Gerald N. Kern in the amount of $24,200. Mr. Kern has repaid the total indebtedness, including 10% interest. The purpose of the loan was to accommodate the Company's Chief Executive Officer. The loan was approved by Stanton G. Axline and Lester F. Goldstein, as directors of the Company. The Company has no policy with respect to granting loans to officers and directors. Each request is handled on an individual basis. The Company believes that all of the loans to officers and directors are in compliance with applicable state law. The Company has no present intention to make any additional loans to officers and directors. If, in the future, the Company is asked to make loans to officers or directors, the Company will take into consideration its working capital and cash flow conditions at such time.

     In August, 1984, Gerald Kern assigned to the Company all his rights as an inventor of Viraplex(R) (which include the rights to make, use and sell the inventions embodied in patent applications relating to Viraplex(R), the right to prosecute such patent applications in the United States Patent Office, including the right to file continuations, divisions and foreign patent applications based on the U. S. patent applications, all right, title and interest in and to any patent that issues from the U. S. or related applications, the right to prevent others from making, using or selling the inventions embodied in the patent, and the rights to any commercially viable products resulting from testing of Viraplex(R)). A patent application had initially been filed showing Dr. Michaelson as the sole inventor. Thereafter, litigation with respect to this patent application and other matters developed among the Company, Petro-Med,
Gerald Kern, Dr. Michaelson and others. In partial settlement of that litigation, Dr. Michaelson agreed to recognize Mr. Kern as co-inventor of

                                      (38)

Viraplex(R) and to surrender to Petro-Med the shares of Petro-Med common stock which he had received in exchange for the assignment of his patent rights in Viraplex(R). The settlement was approved by Drs. Axline and Goldstein as directors or the Company. The shares or Petro-Med stock so surrendered were issued to fir. Kern by Petro-Med. At the time of such issuance there was no active public market for the common stock of Petro-Med and, in addition, the shares issued to Mr. Kern were "restricted' securities" under Rule 144 of the Act. The Company believes that the value of the Petro-Med stock at the time of such issuance to Mr. Kern was nominal, Mr. Kern received no cash or tangible property from the Company in exchange tor the assignment of his patent rights. Costs incurred by Mr. Kern in co-inventing Viraplex(R) were nominal. The purpose or Mr. Kern's assignment was to confirm the Company's rights to its principal asset, Viraplex(R). The Company required this additional comfort when patent counsel determined that Mr. Kern could be deemed the sole inventor or a co-inventor of Viraplex(R). The assignment was approved by Drs. Axline and Goldstein, as directors of the Company.

     On November 7, 1984 Gerald Kern assigned all of his rights as the inventor of MTCH-24(tm) to the Company in exchange for an option to purchase 8,000,000 shares of the Company's Common Stock at $.02333 per share. On that date, the closing bid price of the Company's Common Stock was $.344. The purpose of the agreement was to give the Company a second drug to broaden and enhance its probability of success. It was approved by Drs. Axline and Goldstein, as directors of the Company. The compensation was based upon the independent opinion of an investment banking firm. The option provided that it would not vest until the FDA had granted all approvals necessary to market MTCH-24(tm) to the public for any use other than as a treatment for Herpes simplex virus and would not be exercisable until gross sales of MTCH-24(tm) reached certain specified levels. Costs incurred by Mr. Kern in inventing MTCH-24(tm) were nominal. On October 28, 1985 Mr. Kern and the Company entered into an agreement whereby the option to purchase 8,000,000 shares was rescinded and Mr. Kern purchased 8,000,000 shares of the Company's Common Stock. On December 18, 1986 the Company entered into an agreement with Mr. Kern pursuant to which Mr. Kern agreed to return the 8,000,000 shares of the Company's common stock, $.001 par value, to the Company, a note receivable in the amount of $1,440,000 which Mr. Kern had given in exchange for the 8,000,000 shares was cancelled and Mr. Kern received an option to purchase 8,000,000 shares of the Company's common stock, $.001 par value, for $.01 per share. This option was exercised in March, 1989. All patent rights were thereby vested in the Company. Mr. Kern's employment agreement expired December 31, 1991. The agreement was approved by Drs. Axline and Goldstein, as directors of the Company. See "Directors and Executive Officers of the Registrant - Executive Compensation".

                                      (39)

     In early 1983, Petro-Med entered into a joint venture with Aurora Resources, Inc. in order to complete the joint venture, the Company guaranteed a loan to Aurora of $100,000, upon which Aurora subsequently defaulted. The loan was approved by Messrs. Kern and Rosenberg and Dr. Goldstein, as directors of the Company. Aurora's sole assets were its rights to an ethanol plant and related technology. Aurora was indebted to the Company for the defaulted amount of $100,000 plus interest. The entire debt was written off by the Company in February 1986 based upon adverse developments in the ability of Aurora to repay the note.

     Cynthia S. Kern has been employed as President, Chief Executive Officer and Acting Chief Financial Officer since September, 1995. She served as Vice President of administration from 1982 to 1995 and has served as Secretary of the Company since 1983 and presently draws a salary of $45,000 per annum. In August, 1993, she purchased 3,000,000 shares of the Company's common stock for total consideration of $90,000. She is the wife of Gerald N. Kern, chairman of the board, President and Chief Executive Officer of the Company. Ms. Kern's employment was approved by Mr. Rosenberg and Dr. Goldstein, as directors of the Company. She devotes up to 50% of her time to the affairs of the Company. Robert
M. Kern has been employed as General Counsel of the Company since September, 1984. His present retainer is $36,000 per annum. He is the son of Gerald N. Kern. Board approval was not required although it was received in March, 1985. Robert M. Kern devotes up to 10% of his time to the affairs of the Company. Mrs. Kern's and Mr. Robert Kern's salaries and fees are based upon current market rates.

     For a description of employment agreements between the Company and certain officers, see "Directors and Executive Officers of the Registrant - Employment Agreements."

     The  Company's   administrative   offices  are  located  at  10105  E.  Via
Linda,#103-382, Scottsdale, AZ 85258.  See "Business - Property".

                                      (40)

                                     Part IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-k
-------------------------------------------------------------------------

     (a)  Documents filed with report:
          ---------------------------

          1.   Financial statements and financial statement schedules.

               The financial statements and financial statement schedules listed in the accompanying index to financial statements are filed as part of this report.

          2.   Exhibits.

               The exhibits listed on the accompanying index to exhibits are filed as part of this report.

     (b)  Reports on Form 8-k
          -------------------

               None.

                                      (41)

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Meditech Pharmaceuticals, Inc.

                                     by:  /s/ Cynthia S. Kern
                                        ----------------------------------------
                                        Cynthia S. Kern, President and
                                        Chief Executive Officer, Acting
                                        Chief Financial and Accounting
                                        Officer

                                     Dated: September 8, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and or the class indicated.


/s/  Gerald N. Kern                            Dated: Sept. 8, 1997
---------------------------------
Gerald N. Kern, Chariman of
The Board of Directors

 /s/  Cynthia N. Kern                          Dated: Sept. 8, 1997
---------------------------------
Cynthia S. Kern, President,
Chief Executive Officer and
Acting Chief Financial and
Accounting Officer

/s/  Harry Hall                                Dated: Sept. 8, 1997
---------------------------------
Harry Hall, Director

/s/  Lester F. Goldstein                       Dated: Sept. 8, 1997
---------------------------------
Lester F. Goldstein, Ph.D.
Director

                                      (42)

                         MEDITECH PHARMACEUTICALS, INC.
                         ------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                   ------------------------------------------

FINANCIAL STATEMENTS                                                 PAGE
--------------------                                                 ----

OPINION OF INDEPENDENT ACCOUNTANTS                                   F-l

CONSOLIDATED BALANCE SHEET -
 MAY 31, 1996 AND 1997                                               F-3

CONSOLIDATED STATEMENT OF NET LOSS AND DEFICIT
 ACCUMULATED DURING DEVELOPMENT STAGE FOR THE TWELVE
 MONTH PERIODS ENDED MAY 31, 1997, 1996, AND 1995                    F-4

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (DEFICIT) FROM MAY 4, 1982 (INCEPTION) TO
 MAY 31, 1997                                                        F-5

CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
 FOR THE TWELVE MONTH PERIODS ENDED MAY 31, 1997, 1996,
 AND 1995                                                            F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-9

FINANCIAL STATEMENT SCHEDULES
-----------------------------

AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
 UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER
 THAN RELATED PARTIES
 (SCHEDULE 11)                                                       F-23

PROPERTY, PLANT AND EQUIPMENT
(SCHEDULE V)                                                         F-24

ACCUMULATED DEPRECIATION, DEPLETION AND
 AMORTIZATION OF PROPERTY, PLANT AND
 EQUIPMENT (SCHEDULE Vl)                                             F-25

                                ROY A. COHEN, CPA
                   8912 OAK TRAIL DRIVE, SANTA ROSA, CA 95409


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

THE BOARD OF DIRECTORS
MEDITECH PHARMACEUTICALS, INC.
  (A SUBSIDIARY OF PETRO-MED INC.)

I HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF MEDITECH PHARMACEUTICALS, INC. AND ITS CONSOLIDATED SUBSIDIARIES ("COMPANY") AS OF MAY
31, 1995, AND MAY 31, 1996, AND THE RELATED CONSOLIDATED STATEMENT OF NET LOSS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE, SHAREHOLDERS' EQUITY (DEFICIT), CHANGES IN FINANCIAL POSITION AND THE FINANCIAL STATEMENT SCHEDULES AS INDICATED IN THE ACCOMPANYING INDEX FOR THE YEARS ENDED MAY 31, 1994, MAY 31, 1995 AND MAY 31, 1996. THESE FINANCIAL STATEMENTS AND SCHEDULES ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. MY RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS AND SCHEDULES BASED ON MY AUDIT.

I CONDUCTED MY AUDIT IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT I PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS AND SCHEDULES ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. I BELIEVE THAT MY AUDIT PROVIDES A REASONABLE BASIS FOR MY OPINION.

IN MY OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF MEDITECH PHARMACEUTICALS, INC. AND ITS SUBSIDIARIES AS OF MAY 31, 1996, AND THE RESULTS OF THEIR OPERATIONS AND THE CHANGES IN THEIR FINANCIAL POSITION FOR THE YEARS THEN ENDED IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. FURTHER, IN MY OPINION, THE FINANCIAL STATEMENT SCHEDULES REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS IN RELATION TO THE FINANCIAL STATEMENTS TAKEN AS A WHOLE, THE INFORMATION STATED THEREIN IN CONFORMITY WITH THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE COMMISSION.

THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS DISCUSSED IN NOTE 2, THE COMPANY HAS SUFFERED RECURRING LOSSES FROM OPERATIONS AND HAS A WORKING CAPITAL

DEFICIT THAT RAISES SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN. MANAGEMENT'S PLANS ABOUT THESE MATTERS ARE DESCRIBED IN NOTE 2. THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

AS DISCUSSED IN NOTE 13 TO THE CONSOLIDATED FINANCIAL STATEMENTS, THE COMPANY, ITS CHAIRMAN AND PARENT COMPANY ARE DEFENDANTS IN A LAWSUIT ALLEGING BREACH OF A SETTLEMENT AGREEMENT AMONG THE PARTIES AND FOR FRAUD, AMONG OTHER THINGS, AND CLAIMING THE VALUE OF 1,669,293 SHARES OF THE COMPANY'S COMMON STOCK HELD IN ESCROW BUT IN NO EVENT LESS THAN $625,000 PLUS INTEREST, PLUS $128,000, A CONSTRUCTIVE TRUST ON FUTURE SALES OF THE COMPANY'S STOCK, PUNITIVE DAMAGES, LEGAL AND OTHER EXPENSES. THE COMPANY INTENDS TO VIGOROUSLY DEFEND THIS LAWSUIT. THE ULTIMATE OUTCOME OF THE LITIGATION CANNOT PRESENTLY BE DETERMINED. ACCORDINGLY, NO PROVISION FOR ANY LIABILITY THAT MAY RESULT HAS BEEN MADE IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS.

IN CONNECTION WITH THE EXAMINATION, I HAVE AUDITED THE STATEMENTS OF NET LOSS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE AND CHANGES IN FINANCIAL POSITION, THE COMBINATION OF THE AMOUNTS FOR THE YEARS ENDED MAY 31, 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989, 1988, 1987, 1986, 1985, 1984, 1983,
AND MAY 4, 1982 (INCEPTION), (ALL EXAMINED BY OTHER AUDITORS, EXCEPT 1989 THROUGH 1995), TO DISCLOSE THE DEVELOPMENT STAGE ACTIVITIES OF THE COMPANY FROM INCEPTION TO DATE AS REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. BASED ON THIS REVIEW, I BELIEVE THAT THE COLUMN DESCRIBED AS DEVELOPMENT STAGE PERIOD FROM MAY 4, 1982, TO MAY 31, 1997, IN THE CONSOLIDATED STATEMENTS OF NET LOSS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE AND STATEMENTS OF CHANGES IN FINANCIAL POSITION OF THE COMPANY ARE APPROPRIATELY PRESENTED.


                                     By: /s/  Roy A. Cohen
                                        ----------------------------------------
                                        ROY A. COHEN
                                        CERTIFIED PUBLIC ACCOUNTANT



SANTA ROSA, CALIFORNIA
----------------------
AUGUST 19, 1997


                                    MEDITECH PHARMACEUTICALS, INC.
                                  (A Development-Stage Enterprise)
                                     CONSOLIDATED BALANCE SHEET

                                                                    May 31,                May 31,
                                                                     1997                   1996
                                                                 -----------             -----------

ASSETS

Current assets:
  Cash, including interest-bearing accounts                             --
  Prepaid assets and other current assets                                600                     600
                                                                 -----------             -----------
          Total current assets                                           600                     600
Due from officer                                                        --
Equipment and furniture, net                                            --                       500
                                                                 -----------             -----------
TOTAL
                                                                         600                   1,100
                                                                 ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                              990,600                 902,600
  Accrued professional fees                                          635,300                 635,300
  Accrued laboratory expenses                                         33,900                  33,900
  Accrued compensation                                             1,946,000               1,740,600
  Advances from parent                                             2,753,500               2,517,300
  Advances from affiliate                                                  0                       0
  Current portion of long-term debt                                        0                       0
  Loan payable                                                        71,000                  71,000
                                                                 -----------             -----------
          Total current liabilities                                6,430,300               5,900,700

Long-term debt
                                                                 -----------             -----------
                                                                   6,430,300               5,900,700
                                                                 -----------             -----------
Minority interest                                                    191,300                 191,300

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock - $.001 par value, 25,000,000 shares
    authorized, none issued or outstanding
  Common stock - $.001 par value,  400,000,000 shares
    authorized:  May 31, 1996, 103,676,625  shares
    issued and to be issued; May 31, 1997, 119,016,925
    shares issued and to be issued                                   119,000                 103,700
  Additional paid-in capital                                       6,839,000               6,427,000
  Deficit accumulated during development stage                   (13,579,000)            (12,621,600)
                                                                 -----------             -----------
          Total shareholders' equity (deficit)                    (6,621,000)             (6,090,900)
                                                                 -----------             -----------
TOTAL                                                                    600                   1,100
                                                                 ===========             ===========



                   See accompanying notes to consolidated financial statements




                                           MEDITECH PHARMACEUTICALS, INC.
                                          (A Development-Stage Enterprise)
                                       CONSOLIDATED STATEMENT OF NET LOSS AND
                                    DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE


                                                                                                           From
                                                      Twelve month     Twelve month    Twelve month     May 4, 1982
                                                      period ended     period ended    period ended   (inception) to
                                                      May 31, 1995     May 31, 1996    May 31, 1997    May 31, 1997
                                                      ------------     ------------    ------------    ------------


Research and development expenditures                          --              --             --            489,300
                                                       -----------      -----------    -----------      -----------

Clinical trials                                                --              --             --          1,347,800
                                                       -----------      -----------    -----------      -----------

Expenses for efforts to secure financing, establish affiliations with clinics and physicians and formulate a marketing strategy:

    Compensation                                            240,700         239,300        240,300        4,620,700
    Professional fees                                          --               300         91,400        1,276,600
    General and administrative                               24,300           6,300        339,600        3,808,400
                                                        -----------     -----------    -----------      -----------

                                                            265,000         245,900        671,300        9,705,700
Organization expenses                                          --              --             --             16,300
Loss on investments                                            --              --             --            120,100
Gain on sale of fixed assets                                   --              --             --               (500)
Lawsuit settlement                                             --              --             --             15,000
Write-off of uncollectible note
  receivable                                                   --              --             --            100,000
Interest expense                                            250,600         255,700        286,100        2,248,700
Interest income                                                --              --             --           (298,500)
Roaylty income                                                                                              (75,000)
Miscellaneous Income                                           --              --             --            (75,100)
Aborted stock offering costs                                   --              --             --            325,400
Gain on early extinguishment of debt                           --              --             --            (10,400)
Minority interest in net loss of subsidiary                    --              --             --           (329,800)
                                                        -----------     -----------    -----------      -----------


Net loss and deficit accumulated during
  development stage                                         515,600         501,600        957,400       13,579,000
                                                        ===========     ===========    ===========      ===========
Net loss and deficit accumulated during
  development stage
  per share of common stock                             $       .01     $       .01    $       .01      $       .16
                                                        ===========     ===========    ===========      ===========

Weighted average number of shares outstanding           103,296,012     103,676,625    117,060,454       86,564,767
                                                        ===========     ===========    ===========      ===========



                              See accompanying notes to consolidated financial statements

                                                        MEDITECH PHARMACEUTICALS, INC.
                                                       (A Development-Stage Enterprise)
                                            CONSOLIDATED STATEMENT FO SHAREHOLDERS'EQUITY (DEFICIT)
                                                   May 4, 1982 (Inception) to May 31, 1997


                                                                                                Deficit
                                                                                              accumulated
                                                                    Additional     Common       during          Note
                                                                     paid-in       stock      development    receivable
                                                  Common stock       capital     subscribed      stage      from officer     Total
                                          ------------------------------------------------------------------------------------------
                                          Shares        Amount
                                          ------        ------
                                        (000's)
   Balance at May 31, 1983                48,000        48,000       295,000       234,400    (1,022,600)         --       (445,200)

   Balance at May 31, 1984                66,115        66,100     4,182,000          --      (2,361,000)         --      1,887,100

   Balance at May 31, 1985                66,015        66,000     4,153,400          --      (4,155,100)         --         64,300

   Balance at May 31, 1986                74,015        74,000     5,753,600          --      (5,688,900)   (1,440,000)  (1,301,300)

   Balance at May 31, 1987                76,325        76,300     5,470,700          --      (7,395,200)            0   (1,848,200)

   Balance at May 31, 1988                78,231        78,200     5,909,800             0    (8,275,400)            0   (2,287,400)

   Balance at May 31, 1989                88,988        89,000     6,129,000             0    (8,916,800)            0   (2,698,800)

   Balance at May 31, 1990                89,088        89,100     6,139,500             0    (9,438,900)            0   (3,210,300)
Change in equity of subsidiary
  due to issuance of common stock           --            --            (700)         --            --            --           (700)
Common stock granted for services
  during Fiscal 1991                       3,000         3,000        39,000          --            --            --         42,000
Net Loss, year ended May 31, 1991           --            --            --            --        (479,100)         --       (479,100)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1991                92,088        92,100     6,177,800             0    (9,918,000)            0   (3,648,100)
Change in equity of subsidiary
  due to issuance of common stock           --            --            --            --            --            --              0
Common stock granted for services
  during Fiscal 1992                        --            --            --            --            --            --              0
Sale of stock, February 1992               2,000         2,000        29,400          --            --            --         31,400
Net Loss, year ended May 31, 1992           --            --            --            --        (483,100)         --       (483,100)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1992                94,088        94,100     6,207,200             0   (10,401,100)            0   (4,099,800)
Net Loss, year ended May 31, 1993           --            --            --            --        (449,400)         --       (449,400)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1993                94,088        94,100     6,207,200             0   (10,850,500)            0   (4,549,200)
Common stock granted for services
  during Fiscal 1994                       7,105         7,100       195,000          --            --            --        202,100
Sale of Stock, April 1994                  1,400         1,400        12,300          --            --            --         13,700
Net Loss, year ended May 31, 1994           --            --            --            --        (753,900)         --       (753,900)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1994               102,593       102,600     6,414,500             0   (11,604,400)            0   (5,087,300)
Sale of Stock, Fiscal 1995                 1,088         1,100        12,500          --            --            --         13,600
Net Loss, year ended May 31, 1995           --            --            --            --        (515,600)         --       (515,600)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1995               103,681       103,700     6,427,000             0   (12,120,000)            0   (5,589,300)

Net Loss, year ended May 31, 1996                                                               (501,600)                  (501,600)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1996               103,681       103,700     6,427,000             0   (12,621,600)            0   (6,090,900)

Common stock granted for services
  during Fiscal 1997                      15,335        15,300       412,000        (5,000)                                 422,300
Common stock subscriptions                                                           5,000                                    5,000
Net Loss, year ended May 31, 1997           --            --            --            --        (957,400)          --      (957,400)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May, 31 1997               119,016       119,000     6,839,000             0   (13,579,000)            0   (6,621,000)
                                     ===========   ===========   ===========   ===========   ===========   ===========   ===========



                                    See accompanying notes to consolidated financial statements.

                                                   MEDITECH PHARMACEUTICALS, INC.
                                                  (A Development-Stage Enterprise)
                                      CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION


                                                                                                                    From
                                                       Twelve month       Twelve month       Twelve month        May 4, 1982
                                                       period ended       period ended       period ended      (inception) to
                                                       May 31, 1995       May 31, 1996       May 31, 1997       May 31, 1997
                                                       ------------       ------------       ------------       ------------

Cash used for:

  Net loss                                                (515,600)          (501,600)          (957,400)       (13,579,000)
  Less items not affecting
    working capital -
     Loss on investments                                      --                 --                 --              120,100
     Depreciation and amortization                             500                600                500            174,100
     Common stock options issued
       below market price                                     --                 --                 --              726,200
     Stock grants                                             --                 --                 --              213,500
     Loss on disposal of fixed assets                         --                 --                 --               37,600
     Minority interest in loss of subsidiary                  --                 --                 --             (329,800)
     Subsidiary stock issued to minority                      --                 --                 --              284,600
     Subsidiary common stock options issued to
       minority issued below market price                     --                 --                 --              202,700
     Allocation to parent of additional
       paid-in capital from issuance of
       minority stock options and grants                      --                 --                 --             (274,000)
     Write-off Deferred stock offering costs                  --                 --                 --              154,300
                                                       -----------        -----------        -----------        -----------
  Cash used for development
    stage activities                                      (515,100)          (501,000)          (956,900)       (12,269,700)
  Long-term debt becoming current                             --                 --                 --               (1,500)
  Repayment of long-term debt                                 --                 --                 --              (25,800)
  Purchase of equipment, furniture
    and leasehold improvements                                --                 --                 --             (215,100)
  Investments                                                 --                 --                 --             (120,100)
  Reclassification of long-term
    advances from (repayments to)
    parent to short-term advances                             --                 --                 --              (54,500)
  Deferred offering costs                                     --                 --                 --             (154,300)

  Advances from (to) officer                                     0
                                                       -----------        -----------        -----------        -----------
                                                          (515,100)          (501,000)          (956,900)       (12,841,000)
                                                       -----------        -----------        -----------        -----------



                                See accompanying notes to consolidated financial statements.


                                                   MEDITECH PHARMACEUTICALS, INC.
                                                  (A Development-Stage Enterprise)
                                      CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                                                                                                 From
                                                      Twelve month       Twelve month      Twelve month       May 4, 1982
                                                      period ended       period ended      period ended    (inception) to
                                                      May 31, 1995       May 31, 1996      May 31, 1997      May 31, 1997
                                                      ------------       ------------      ------------      ------------


Cash provided by:
  Financing activities --
    Proceeds from long-term debt                             --                 --                --              27,300
    Advances from (repayments to)
      parent and affiliates                               197,400            215,900           236,200         2,650,500
    Issuance of (retirement of)
      common stock                                          1,100               --              15,300           119,000
    Additional paid-in capital                             12,500               --             412,000         5,632,900
    Increase in paid-in capital due to
      increase in equity of subsidiary
      due to issuance of common                              --                 --                --             274,100
    Proceeds from sale of warrants                           --                 --                --                 100
    Proceeds from sale of fixed assets                       --                 --                --               3,400
    Proceeds from minority investment in subs                --                 --                --             300,000
    Issuance of common stock for
      repayment of debt to parent                            --                 --                --            (559,900)
                                                      -----------        -----------       -----------       -----------
                                                          211,000            215,900           663,500         8,447,400

Add (subtract) changes in
  components of working capital
  other than cash -
Current portion of long-term debt                            --                 --                --                   0
Note payable                                                 --                 --                --                   0
Advances from parent                                         --                 --                --             717,400
Accounts payable                                           99,300             78,600            88,000           990,600
Accrued professional fees                                    --                  400              --             635,300
Accrued laboratory expenses                                  --                 --                --              33,900
Accrued compensation                                      204,300            206,100           205,400         1,946,000
Stock subscription proceeds refundable                       --                 --                --                   0
Advances (to) from affiliates                                --                 --                --                   0
Prepaid and other current assets                              300               --                --                (600)
Proceeds from loan payable                                   --                 --                --              71,000
                                                      -----------        -----------       -----------       -----------
                                                          514,900            501,000           956,900        12,841,000
                                                      -----------        -----------       -----------       -----------

Net increase (decrease) in cash                              (200)                 0                 0                 0
Cash at the beginning of the period                           200                  0                 0              --
                                                      -----------        -----------       -----------       -----------

Cash at the end of the period                                   0                  0                 0                 0
                                                      ===========        ===========       ===========       ===========



                             See accompanying notes to consolidated financial statements.



                       THIS PAGE INTENTIONALLY LEFT BLANK

                         MEDITECH PHARMACEUTICALS, INC.

                        (A DEVELOPMENT-STAGE ENTERPRISE)

              TWELVE MONTH PERIODS ENDED MAY 31, 1989, 1990, 1991,
                       1992, 1993, 1994, 1995, 1996, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------

     MEDITECH PHARMACEUTICALS, INC. (THE COMPANY) WAS INCORPORATED IN NEVADA ON MARCH 21, 1983 AND IS A 25.94% OWNED SUBSIDIARY OF PETRO-MED INC. (PETRO-MED), A NEVADA CORPORATION. THE COMPANY'S INITIAL OUTSTANDING COMMON SHARES WERE EXCHANGED FOR $48,000 AND THE COMMON STOCK OF MEDICAL TECHNOLOGY CORPORATION OF AMERICA, INC. (MTCA), A WHOLLY OWNED SUBSIDIARY OF PETRO-MED. THE ACQUISITION WAS ACCOUNTED FOR AT BOOK VALUE AS A REORGANIZATION. MTCA WAS A DELAWARE CORPORATION, FORMED MAY 4, 1982, TO DEVELOP ITS OWNERSHIP RIGHTS TO A TREATMENT FOR HERPES SIMPLEX 1 AND 2. MTCA WAS DISSOLVED IN JANUARY , 1986.

     THE COMPANY AND ITS SUBSIDIARIES COMPRISE A DEVELOPMENT-STAGE ENTERPRISE. ACTIVITIES OF THE COMPANY (AND ITS PREDECESSOR MTCA) HAVE INCLUDED EFFORTS TO OBTAIN A UNITED STATES FOOD AND DRUG ADMINISTRATION (FDA) LICENSE FOR THE HERPES TREATMENT, SECURE FINANCING, ESTABLISH AFFILIATIONS WITH CLINICS AND PHYSICIANS, FORMULATE MARKETING STRATEGIES FOR DEVELOPMENT OF THE HERPES TREATMENT AND DEVELOP A SECOND DRUG FOR TREATMENT OF VIRUSES, BACTERIA AND FUNGI.

     PRINCIPLES OF CONSOLIDATION

     THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF THE COMPANY, ITS PREDECESSOR, MTCA, AND ITS 33.5% OWNED AND CONTROLLED SUBSIDIARY, RESULTING IN MINORITY INTEREST ON THE CONSOLIDATED BALANCE SHEET AND CONSOLIDATED STATEMENT OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE. ALL SIGNIFICANT INTERCOMPANY TRANSACTIONS AND BALANCES HAVE BEEN ELIMINATED IN CONSOLIDATION.

     RELATED-PARTY TRANSACTIONS

     THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS INCLUDE SUBSTANTIAL TRANSACTIONS WITH RELATED PARTIES. SIGNIFICANT RELATED PARTY TRANSACTIONS ARE IDENTIFIED IN THE NOTES THAT FOLLOW.

     EQUIPMENT AND FURNITURE AND DEPRECIATION

     EQUIPMENT AND FURNITURE ARE CARRIED AT COST.

     EQUIPMENT AND FURNITURE ARE DEPRECIATED USING THE STRAIGHT-LINE METHOD OVER THEIR ESTIMATED USEFUL LIVES OF FIVE TO TEN YEARS.

     DEFERRED OFFERING COSTS

     DEFERRED OFFERING COSTS AROSE IN FISCAL 1986 FROM LEGAL, ACCOUNTING, PRINTING AND OTHER COSTS RELATED TO OFFERINGS OF SECURITIES. SUCH COSTS ARE OFFSET AGAINST THE PROCEEDS OF SUCH OFFERINGS UPON THEIR SUCCESSFUL COMPLETION. SINCE THE OFFERING WAS NOT SUCCESSFUL, SUCH COSTS WERE CHARGED AGAINST OPERATIONS IN 1987.

     STOCK ISSUANCES

     FROM TIME TO TIME THE COMPANY ISSUES ITS COMMON STOCK AS CONSIDERATION FOR ITS TRANSACTIONS. COMMON STOCK ISSUED IN QUANTITIES OF 100,000 SHARES OR LESS IS VALUED AT 70% OF THE FAIR MARKET VALUE AT THE TRANSACTION DATE. COMMON STOCK ISSUED IN QUANTITIES GREATER THAN 100,000 SHARES IS VALUED AT 50% OF THE FAIR MARKET VALUE AT THE TRANSACTION DATE. THE VALUE OF THE COMMON STOCK IS DISCOUNTED BECAUSE SUCH COMMON STOCK IS HIGHLY RESTRICTIVE.

     DEFICIT ACCUMULATED DURING DEVELOPMENT-STAGE PER SHARE OF COMMON STOCK

     THE DEFICIT PER SHARE IS COMPUTED BASED UPON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE RESPECTIVE PERIODS. NO CONVERSION OF WARRANTS OR STOCK OPTIONS OR OTHER TRANSACTIONS WHICH ARE ANTIDILUTIVE ARE INCLUDED.

     PROFESSIONAL FEES

     PROFESSIONAL FEES INCLUDE LEGAL FEES, ACCOUNTING FEES AND LEGAL PRINTING FEES. THOSE FEES WHICH ARE NOT SUBJECT TO DISPUTE WILL BE PAID, IN WHOLE OR IN PART, UPON REFINANCING OF THE COMPANY, IF ANY.

NOTE 2. NEED FOR ADDITIONAL FINANCING
-------------------------------------

     THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. THE COMPANY HAS INCURRED AN ACCUMULATED NET LOSS THROUGH MAY 31, 1997, OF $13,579,000 AND, AS OF THAT DATE, THE COMPANY'S CURRENT LIABILITIES EXCEEDED ITS CURRENT ASSETS BY $6,429,700. THE COMPANY IS EXPERIENCING SEVERE CASH FLOW DIFFICULTIES AND ANTICIPATES ADDITIONAL CASH EXPENDITURES WILL BE REQUIRED TO CONTINUE ITS RESEARCH AND DEVELOPMENT ACTIVITIES. ACCORDINGLY, THE CONTINUED EXISTENCE OF THE COMPANY IS DEPENDENT UPON ITS ABILITY TO OBTAIN SIGNIFICANT ADDITIONAL WORKING CAPITAL. THE COMPANY IS CURRENTLY SEEKING TO OBTAIN THIS ADDITIONAL WORKING CAPITAL THROUGH EQUITY

FINANCING AND JOINT VENTURES. THERE IS NO ASSURANCE THAT SUCH FINANCING CAN BE RAISED. THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

NOTE 3. DUE FROM OFFICER
------------------------

     IN JANUARY 1984, THE COMPANY MADE A LOAN TO ITS CHIEF EXECUTIVE OFFICER IN THE AMOUNT OF $24,200 AT AN ANNUAL INTEREST RATE OF 10%. THE LOAN HAS BEEN REPAID IN FULL.

NOTE 4. ADVANCES TO (FROM) PARENT AND AFFILIATED COMPANIES
----------------------------------------------------------

     ADVANCES TO (FROM) PARENT AND AFFILIATED COMPANIES WERE AS FOLLOWS:

                                                    MAY 31,
                               ------------------------------------------------
                                   1995              1996             1997
                                   ----              ----             ----

      PETRO-MED (NOTE 16)      $(2,301,400)      $(2,517,300)      $(2,753,500)
                               ===========       ===========       ===========



     THE ADVANCES BETWEEN THE COMPANY AND PETRO-MED BEAR INTEREST IN 1995 AT 9% PER ANNUM. INTEREST EXPENSE FOR THE YEARS ENDED MAY 31, 1996 AND 1997, WAS $215,900 AND $236,200, RESPECTIVELY. AT MAY 31, 1997, THE COMPANY WAS INDEBTED TO PETRO-MED INC. IN THE AMOUNT OF $2,753,500. THESE AMOUNTS ARE REPAYABLE WITH INTEREST AT 9% PER ANNUM AS FOLLOWS: $36,000 ON THE SECOND ANNIVERSARY OF THE COMPLETION OF A REFINANCING OF THE COMPANY AND THE BALANCE ON DEMAND.

     CERTAIN ADVANCES TO AFFILIATES WERE DUE UPON DEMAND AND IN 1986, $48,100 WERE DETERMINED TO BE UNCOLLECTIBLE AND WRITTEN OFF. CERTAIN OFFICERS AND DIRECTORS OF THE COMPANY ARE ALSO OFFICERS AND/OR DIRECTORS OF THE PARENT AND THE AFFILIATED COMPANIES.

     IN FISCAL 1988 THE COMPANY WAS ADVANCED $8,000 FROM AN AFFILIATED COMPANY. THIS ADVANCE, WHICH BEARS NO INTEREST AND IS UNSECURED, IS DUE ON DEMAND.

NOTE 5. EQUIPMENT AND FURNITURE
-------------------------------

     EQUIPMENT AND FURNITURE ARE COMPOSED OF THE FOLLOWING:

                                                   MAY 31,
                                    -----------------------------------
                                      1995          1996         1997
                                      ----          ----         ----
OFFICE EQUIPMENT AND
FURNITURE                           $135,600      $135,600     $135,600

LESS: ACCUMULATED DEPRECIATION       134,500       135,100     $135,600
                                    --------      --------     --------
                                    $  1,100      $    500     $      0
                                    ========      ========     ========

NOTE 6. INVESTMENTS
-------------------

     DURING 1982 THE COMPANY INVESTED $64,000 FOR A 10% INTEREST IN A PRIVATELY HELD DEVELOPMENT-STAGE COMPANY WHICH PLANNED TO MANUFACTURE AND DISTRIBUTE MEDICAL EQUIPMENT. THE INVESTEE WAS 30% BENEFICIALLY OWNED BY A FORMER OFFICER OF THE COMPANY. THE INVESTEE HAS EXPENDED ALL FUNDS AND HAS NO SIGNIFICANT ASSETS. ACCORDINGLY, MANAGEMENT HAS STATED THE VALUE OF THE INVESTMENT AT ZERO IN THE ACCOMPANYING CONSOLIDATED BALANCE SHEET.

     IN ADDITION, THE COMPANY OWNS 39,940 SHARES (LESS THAN 1%) OF MAS INDUSTRIES, INC. WHICH IT ACQUIRED AT A COST OF $8,000 (SEE NOTE 4). AT MAY 31, 1986, MAS INDUSTRIES HAD EXPENDED ALL FUNDS AND HAD NO SIGNIFICANT LIQUID ASSETS. ACCORDINGLY, MANAGEMENT HAS STATED THE VALUE OF THE INVESTMENT AT ZERO IN THE ACCOMPANYING CONSOLIDATED BALANCE SHEET.

NOTE 7. LOANS PAYABLE
---------------------

     THE LOAN PAYABLE OF $71,000 AT MAY 31, 1997, REPRESENTS A BANK LOAN COLLATERALIZED BY A CERTIFICATE OF DEPOSIT OF A CO-VENTURER. THE LOAN BORE INTEREST AT THE PRIME RATE PLUS TWO PERCENT AND WAS PAYABLE ON DECEMBER 20, 1985. WHEN THE LOAN WAS NOT REPAID ON DECEMBER 20, 1985, THE BANK LIQUIDATED THE CO-VENTURER'S CERTIFICATE OF DEPOSIT IN REPAYMENT OF THE LOAN. ACCORDINGLY, THE COMPANY OWES THE $71,000 PLUS INTEREST TO THE CO-VENTURER.

NOTE 8. LONG-TERM DEBT
----------------------

     THERE IS CURRENTLY NO LONG-TERM DEBT.

NOTE 9. SHAREHOLDERS' EQUITY (DEFICIT)
-------------------------------------

COMMON STOCK

     ON JUNE 30, 1983, THE COMPANY SOLD 4,715,000  SHARES OF ITS COMMON STOCK AT
S.125 PER SHARE IN A PRIVATE OFFERING. TOTAL GROSS PROCEEDS RECEIVED FROM THE PRIVATE OFFERING, NET OF $250,000 OF CANCELLED STOCK SUBSCRIPTIONS, WERE $589,400.

     IN JULY AND AUGUST 1983, THE COMPANY SOLD 12,000,000 AND 1,200,000 SHARES, RESPECTIVELY, OF ITS COMMON STOCK AT $.30 PER SHARE IN A PUBLIC OFFERING. TOTAL GROSS PROCEEDS RECEIVED FROM THE OFFERING WERE $3,960,000.

     IN DECEMBER 1983, THE COMPANY SOLD 50,000 SHARES OF COMMON STOCK TO AN OFFICER AT $.15 PER SHARE FOR $7,500 AND RECORDED $6,500 IN COMPENSATION, REPRESENTING THE DIFFERENCE BETWEEN THE PRICE PAID AND THE DISCOUNTED MARKET VALUE OF THE STOCK AT THE DATE OF ISSUANCE.

     IN FEBRUARY 1984, THE COMPANY ISSUED 50,000 SHARES OF COMMON STOCK TO A DIRECTOR AT NO COST FOR PAST SERVICES. THE COMPANY RECORDED $14,000 IN COMPENSATION, REPRESENTING THE DISCOUNTED MARKET VALUE OF THE STOCK AT THE DATE OF ISSUE.

     ON JUNE 1, 1984, THE COMPANY ISSUED 100,000 SHARES OF COMMON STOCK TO ITS FORMER CHIEF FINANCIAL OFFICER FOR SERVICES RENDERED DURING THE SIX MONTH PERIOD ENDED MAY 31, 1984. SUBSEQUENTLY, THIS GRANT OF SHARES WAS RESCINDED AND AN OPTION TO PURCHASE COMMON STOCK, WHICH IS INCLUDED BELOW, WAS ISSUED.

     ON DECEMBER 15, 1985, THE COMPANY INCREASED THE COMMON SHARES AUTHORIZED FROM 100,000,000 SHARES TO 150,000,000 SHARES.

     IN JUNE- 1986 THE COMPANY CONVERTED ADVANCES OF $S59,900 FROM PETRO-MED INTO 10,000,000 SHARE. OF COMMON STOCK OF THE COMPANY.

     IN JUNE, 1986, THE COMPANY INCREASED THE COMMON SHARES AUTHORIZED FROM 150,000,000 TO 400, 000,Q00 SHARES.

     ON APRIL 7, 1987, THE COMPANY AUTHORIZED THE ISSUANCE OF 210,000 SHARES OF COMMON STOCK TO TWO CONSULTANTS FOR SERVICES RENDERED. 200,000 OF THESE SHARES HAD BEEN ISSUED AS OF AUGUST 31, 1987. THE BALANCE OF 10,000 SHARES WLL} BE ISSUED UPON RECEIPT BY THE COMPANY OF COMPLETED INVESTMENT LETTERS. THE COMPANY RECORDED $54,000 IN COMPENSATION, REPRESENTING THE DISCOUNTED MARKET VALUE OF THE STOCK AT THE DATE OF ISSUE.

     ON APRIL 16, 1987 THE COMPANY AUTHORIZED THE ISSUANCE OF 100,000 SHARES OF COMMON STOCK TO THREE CONSULTANTS FOR SERVICES RENDERED. THESE SHARES WERE ISSUED SUBSEQUENT TO MAY 31, 1987. THE COMPANY RECORDED $2H,000 IN COMPENSATION, REPRESENTING THE DISCOUNTED MARKET VALUE OF THE STOCK AT THE DATE OF ISSUE.

     ON JUNE 11, 1987 THE COMPANY AUTHORIZED THE ISSUANCE OF 100,000 SHARES OF COMMON STOCK TO A CONSULTANT FOR SERVICES RENDERED. THESE SHARES ARE TO BE ISSUED SUBSEQUENT TO MAY 31, 1988. THE COMPANY RECORDED S12,200 IN COMPENSATION REPRESENTING THE DISCOUNTED MARKET VALUE OF THE STOCK ON JUNE 11, 1987.

     ON OCTOBER 2, 1987, THE COMPANY AUTHORIZED THE ISSUANCE OF 665,000 SHARES OF COMMON STOCK TO TWO CONSULTANTS FOR SERVICES RENDERED. THESE SHARES HAVE BEEN ISSUED. 40,000 SHARES WERE ISSUED SUBSEQUENT TO MAY 31, 1988. THE COMPANY RECORDED $51,100 IN COMPENSATION, REPRESENTING THE DISCOUNTED MARKET VALUE OF THE STOCK ON OCTOBER 2, 1987.

     ON MARCH 2, 1988 THE COMPANY AUTHORIZED THE ISSUANCE OF 150,000 SHARES OF COMMON STOCK TO A CONSULTANT FOR SERVICES RENDERED. THESE SHARES HAVE BEEN ISSUED. THE COMPANY RECORDED $13,900 IN COMPENSATION, REPRESENTING THE DISCOUNTED MARKET VALUE OF THE STOCK MARCH 2, 1988. '

     ON MARCH 17, 1988 THE COMPANY AUTHORIZED THE ISSUANCE OF 25,000 SHARES OF COMMON STOCK TO A CONSULTANT FOR SERVICES RENDERED. THESE SHARES HAVE BEEN ISSUED. THE COMPANY RECORDED $3,200 IN COMPENSATION REPRESENTING THE DISCOUNTED MARKET VALUE OF THE STOCK ON MARCH 17, 1988.

     ON MARCH 22, 1988 THE COMPANY AUTHORIZED THE ISSUANCE OF 100,000 SHARES OF COMMON STOCK TO A CONSULTANT FOR SERVICES RENDERED. THESE SHARES HAVE BEEN ISSUED SUBSEQUENT. THE COMPANY RECORDED $13,000 IN COMPENSATION, REPRESENTING THE DISCOUNTED MARKET VALUE OF THE STOCK ON MARCH 22, 1988.

     ON MAY 25, 1988 THE COMPANY AUTHORIZED THE ISSUANCE OF SOO,OOO SHARES OF COMMON STOCK TO A CONSULTANT FOR SERVICES RENDERED. THESE SHARES HAVE BEEN ISSUED. THE COMPANY RECORDED $33,800 IN COMPENSATION REPRESENTING THE DISCOUNTED MARKET VALUE OF THE STOCK ON MAY 25, 1988.

     ON FEBRUARY 2, 1989 THE COMPANY AUTHORIZED THE ISSUANCE OF 70,000 SHARES OF COMMON STOCK FOR $5,000. THESE SHARES HAVE NOT BEEN ISSUED.

     ON MARCH 1, 1989 THE COMPANY AUTHORIZED THE ISSUANCE OF 2,506,832 SHARES OF COMMON STOCK FOR $125,341.48. THESE SHARES HAVE BEEN ISSUED.

     ON MARCH 27, 1989 THE COMPANY AUTHORIZED THE PRIVATE PLACEMENT OF UP TO 6,000,000 SHARES OF COMMON STOCK FOR $.10 PER SHARE. 350,000 SHARES WERE SOLD AND ISSUED.

     ON JANUARY 2, 1991, THE COMPANY AUTHORIZED THE ISSUANCE OF 2,750,000 SHARES OF COMMON STOCK AS COMPENSATION FOR SERVICES. THESE SHARES HAVE BEEN ISSUED.

     ON JULY 12, 1993, THE COMPANY AUTHORIZED THE ISSUANCE OF 6,085,300 SHARES OF COMMON STOCK FOR A TOTAL OF APPROXIMATELY $130,200 (INCLUDING FORGIVENESS OF DEBTS OWED BY THE COMPANY) AND 3,300,000 SHARES AS COMPENSATION FOR SERVICES. THESE SHARES HAVE BEEN ISSUED.

     ONE JUNE 1, 1994, THE COMPANY AUTHORIZED THE ISSUANCE OF 11,640,300 SHARES OF COMMON STOCK FOR A TOTAL OF APPROXIMATELY $74,254 (INCLUDING FORGIVENESS OF DEBTS OWED BY THE COMPANY) AND 2,200,000 SHARES AS COMPENSATION FOR SERVICES. ALTHOUGH AUTHORIZED ON JUNE 1, 1994, THE SHARES WERE ACTUALLY ISSUED ON JULY 11, 1996.



STOCK WARRANTS


     IN JULY 1983,  THE  COMPANY  SOLD,  FOR $100,  WARRANTS  TO  PURCHASE UP TO
1,200,000  SHARES OF ITS COMMON STOCK WHICH COULD BE EXERCISED AT $.36 PER SHARE
BEFORE UULY 11, 1988.  NONE OF THE WARRANTS WERE EXERCISED AND THE WARRANTS HAVE
EXPIRED.

STOCK OPTIONS

     THE COMPANY HAS GRANTED THE FOLLOWING OPTIONS TO PURCHASE ITS COMMON STOCK:

                                                                   EXERCISE
DATE OF                  NUMBER           EXERCISE                 PRICE PER                 OPTION
GRANT                    OF SHARES        PERIOD                   SHARE                     GRANTED FOR
-----------------------------------------------------------------------------------------------------------------

FEBRUARY 27, 1984           40,000       EXPIRED APRIL 28          AVERAGE OF BID           SERVICES OF CHIEF
                                         1985, NOT EXERCISED       AND ASK PRICES ON        FINANCIAL OFFICER
                                                                   FEBRUARY 26, 1985


FEBRUARY 27, 1984           50,000       EXPIRED APRIL 28,         AVERAGE OF BID           SERVICES OF CHIEF
                                         1986, NOT EXERCISED       AND ASK PRICES ON        FINANCIAL OFFICER
                                                                   FEBRUARY 26, 1986


JUNE 1, 1984               100,000       EXPIRED MAY 31, 1989,          $.30                SERVICES OF CHIEF
                                         NOT EXERCISED                                      FINANCIAL OFFICER

NOVEMBER 7, 1984         8,000,000       NOVEMBER 7, 1984               $.0233              LICENSING AGREEMENT
                      (SUBSEQUENTLY      TO NOVEMBER 6,                                     WITH CHIEF EXECUTIVE
                      RESCINDED, SEE     1989 SUBJECT TO                                    OFFICER
                      NOTE 15)           FDA APPROVAL OF A
                                         DRUG AND ACHIEVE-
                                         MENT OF CERTAIN
                                         MINIMUM SALES LEVELS

APRIL 1, 1985              150,000       EXPIRED FEBRUARY 17,           $.001               FINANCIAL CONSULTING
                                         1987, NOT EXERCISED                                AND PUBLIC RELATIONS
                                                                                            SERVICES

APRIL 1, 1985               30,000       EXPIRED MARCH 4,               $.25                FINANCIAL CONSULTING
                                         1987, NOT EXERCISED                                SERVICES

APRIL 1, 1985              150,000       EXPIRED MARCH 17,              $.25                FlNANCIAL CONSULTING
                                         1987, NOT EXERCISED                                SERVICES











                                                                   EXERCISE
DATE OF                  NUMBER           EXERCISE                 PRICE PER                 OPTION
GRANT                    OF SHARES        PERIOD                   SHARE                     GRANTED FOR
-----------------------------------------------------------------------------------------------------------------

AUGUST 16, 1985          1,850,000        EXERCISED AS TO           $.0233                   SERVICES OF VARIOUS
                                          10,000 SHARES.                                     OFFICERS, EMPLOYEES
                                          BALANCE EXPIRED                                    AND CONSULTANTS
                                          AUGUST 15, 1990.

AUGUST 23, 1985              6,000        EXERCISED                 $.0233                   FINANCIAL CONSULTING
                                                                                             SERVICES

OCTOBER 1, 1985            100,000        EXPIRED SEPTEMBER 30,     $.001                    FINANCIAL CONSULTING
                                          1986, NOT EXERCISED                                SERVICES

OCTOBER 1, 1985              6,000        EXPIRED SEPTEMBER 30,     $.01                     PUBLIC RELATIONS
                                          1986, NOT EXERCISED                                SERVICES

OCTOBER 8, 1985             25,000        EXPIRED OCTOBER 7,        $.01                     FINANCIAL CONSULTING
                                          1986, NOT EXERCISED                                SERVICES

OCTOBER 8, 1985             75,000        EXPIRED OCTOBER 7,        $.01                     FINANCIAL CONSULTING
                                          1986, NOT EXERCISED                                SERVICES

NOVEMBER 5, 1986           100,000        EXPIRED                   $.01                     FINANCIAL SERVICES
                                          OCTOBER 31, 1987,
                                          NOT EXERCISED

DECEMBER 18, 1986        8,000,000        EXERCISED                 $.01                     COMPENSATION FOR
                                                                                             PATENT RIGHTS

JANUARY 26, 1987         7,500,000        EXPIRED                   $.08125                  COMPENSATION FOR
                                          DECEMBER 1, 1992                                   JOINT VENTURE
                                          NOT EXERCISED

APRIL 3, 1987            2,050,000        EXERCISED AS TO           $.04                     COMPENSATION OF
                                          100,000 SHARES                                     VARIOUS OFFICERS,
                                          BALANCE EXPIRED                                    EMPLOYEES AND
                                          APRIL 2, 1992                                      CONSULTANTS

APRIL 3, 1987              100,000        EXPIRED                   $.08                     COMPENSATION FOR
                                          APRIL 2, 1992                                      FINANCIAL
                                          NOT EXERCISED                                      CONSULTING

APRIL 16, 1987             350,000        EXPIRED APR. 15, 1992     $.01                     COMPENSATION OF
                                          NOT EXERCISED                                      VARIOUS OFFICERS,
                                                                                             EMPLOYEES AND
                                                                                             CONSULTANTS


                                                       F-17





                                                                   EXERCISE
DATE OF                  NUMBER           EXERCISE                 PRICE PER                 OPTION
GRANT                    OF SHARES        PERIOD                   SHARE                     GRANTED FOR
-----------------------------------------------------------------------------------------------------------------

JUNE 11, 1987              50,000         EXPIRED                  $.08                      COMPENSATION FOR
                                          APRIL 2, 1992                                      PRODUCT LICENSE
                                          NOT EXERCISED                                      CONSULTING

AUGUST 13, 1987           100,000         EXPIRED                  $.15                      COMPENSATION FOR
                                          JULY 31, 1992                                      PRODUCT LICENSE
                                          NOT EXERCISED                                      CONSULTING

AUGUST 26, 1987           100,000         EXERCISED                $.04                      COMPENSATION FOR
                                                                                             PRODUCT LICENSE
                                                                                             CONSULTING

MARCH 2, 1988             300,000         EXPIRED                  $.10                      COMPENSATION FOR
                                          NOT EXERCISED                                      FINANCIAL CONSUITING

JULY 11, 1988             200,000         EXPIRED                  $.05                      COMPENSATION FOR
                                          NOT EXERCISED                                      FINANCIAL CONSULTING


SEPTEMBER 15, 1988        150,000         EXPIRED                  $.01                      COMPENSATION FOR
                                          NOT EXERCISED                                      FINANCIAL CONSULTING

SEPTEMBER 15, 1988        100,000         EXPIRED                  $.07                      COMPENSATION FOR
                                          NOT EXERCISED                                      FINANCIAL CONSULTING

OCTOBER 24, 1989          100,000         EXPIRED, NOT EXERCISED   $.06                      COMPENSATION FOR
                                                                                             LEGAL SERVICES

THE  NUMBER OF SHARES  EXERCISABLE  UNDER  OPTIONS AT MAY 31,  1996,  WERE 0. NO COMPENSATION WAS RECORDED FOR COMMON
STOCK OPTIONS ISSUED BELOW MARKET PRICE FOR FISCAL YEARS 1995 AND 1996.



                                                             F-18




     IN MARCH 1983, PETRO-MED GRANTED TO THE COMPANY'S CHIEF EXECUTIVE OFFICER AN OPTION TO PURCHASE FROM PETRO-MED 3,000,000 SHARES OF THE COMPANY'S COMMON STOCK FOR A PERIOD OF FIVE YEARS AT A PRICE OF $.25 PER SHARE. THIS OPTION EXPIRED IN MARCH 1988 AND A NEW OPTION WAS GRANTED FOR FIVE YEARS AT THE PRICE OF $.08 PER SHARE. THIS OPTION HAS EXPIRED.

NOTE 10. INCOME TAXES
---------------------

     AS OF MAY 31, 1997, THE COMPANY HAD NET OPERATING LOSS CARRYFORWARDS OF APPROXIMATELY $2,317,600 FOR FEDERAL TAX PURPOSES AND $12,621,600 FOR FINANCIAL REPORTING PURPOSES WHICH EXPIRE DURING THE PERIOD FROM 1999 THROUGH 2006. THE DIFFERENCE BETWEEN THE TAX AND FINANCIAL REPORTING NET OPERATING LOSS CARRYFORWARDS RESULTS PRINCIPALLY FROM START-UP COSTS WHICH HAVE BEEN EXPENSED FOR FINANCIAL REPORTING PURPOSES AND DEFERRED FOR INCOME TAX PURPOSES.

NOTE 11. LICENSING AGREEMENTS
-----------------------------

     THE COMPANY HAD GRANTED AN EXCLUSIVE THREE-YEAR LICENSING AGREEMENT WHICH EXPIRED ON JULY 31, 1986 TO DISTRIBUTE AND SELL THE COMPANY'S TREATMENT FOR HERPES SIMPLEX VIRUS IN BELGIUM, ITALY, LUXEMBOURG, THE NETHERLANDS, AND THE UNITED KINGDOM. THE LICENSEE WAS RESPONSIBLE FOR OBTAINING THE NECESSARY APPROVAL OF THE HEALTH ORGANIZATIONS OF EACH COUNTRY BUT FAILED TO DO SO. THE COMPANY WAS TO RECEIVE A 10% ROYALTY BASED UPON NET SALES, SUBJECT TO CERTAIN MINIMUM ROYALTIES. NO SALES WERE MADE UNDER THE AGREEMENT.

     THE COMPANY HAD ALSO GRANTED AN EXCLUSIVE LICENSE ENDING OCTOBER 9, 1994 TO DISTRIBUTE AND SELL THE COMPANY'S DRUG FOR TREATMENT OF VIRUSES, BACTERIA AND FUNGI IN CANADA, PROVIDED THAT THE LICENSEE ASSIST WITH THE CLINICAL RESEARCH AND OBTAIN THE NECESSARY APPROVAL OF THE HEALTH ORGANIZATIONS OF CANADA. THE COMPANY WAS TO RECEIVE A 6% ROYALTY BASED UPON NET SALES. IN FEBRUARY 1986, THE COMPANY NOTIFIED THE LICENSEE THAT THE AGREEMENT WAS TERMINATED. THIS TERMINATION IS CURRENTLY IN DISPUTE WITH THE LICENSEE.

NOTE 12. COMMITMENTS
--------------------

     AT MAY 31, 1985, THE COMPANY WAS A GUARANTOR OF A $100,000 LINE OF CREDIT ISSUED TO A FORMER CO-VENTURER OF PETRO-MED AND A $50,000 LINE OF CREDIT ISSUED TO ITS CHIEF EXECUTIVE OFFICER. THE COMPANY HAD PLEDGED A PORTION OF A $167,100 CERTIFICATE OF DEPOSIT AS SECURITY FOR THE GUARANTEE OF THE ABOVE LINES OF CREDIT. THE $50,000 LINE WAS REPAID BY THE CHIEF EXECUTIVE OFFICER IN 1986 AND THE RELATED PORTION OF THE CERTIFICATE OF DEPOSIT WAS RELEASED TO THE COMPANY. ON AUGUST 30, 1985, THE COMPANY'S GUARANTEE OF THE $100,000 LINE OF CREDIT WAS EXERCISED BY THE LENDER. ACCORDINGLY, THE COMPANY'S CERTIFICATE OF DEPOSIT IN GUARANTEE OF THE LINE OF CREDIT WAS LIQUIDATED AND PROCEEDS IN THE AMOUNT OF $100,000 WERE USED TO SATISFY THE OBLIGATION. THE FORMER CO-VENTURER OF PETRO-MED AGREED TO REPAY THIS AMOUNT TO THE COMPANY. THE NOTE BORE INTEREST AT 2% OVER THE PRIME RATE PER ANNUM AND WAS DUE UPON DEMAND. IN FEBRUARY 1986, THE COMPANY CONCLUDED THAT THE ABILITY OF THE FORMER CO-VENTURER OF PETRO-MED TO REPAY THE $100,000 TO THE COMPANY HAD BEEN SIGNIFICANTLY IMPAIRED. ACCORDINGLY, THE NOTE RECEIVABLE WAS WRITTEN OFF AS OF MAY 31, 1986.

     UNDER A BONUS PLAN, 10% OF THE COMPANY'S ANNUAL NET PRE-TAX EARNINGS IS TO BE ALLOCATED FOR BONUSES TO KEY PERSONNEL. ALLOCATIONS TO KEY PERSONNEL UNDER THE PLAN ARE BASED ON COMPENSATION LEVELS AND ON DISCRETIONARY FACTORS DETERMINED BY THE BOARD OF DIRECTORS.

NOTE l3. CONTINGENCIES
----------------------

     ON AUGUST 18, 1988 A LAWSUIT WAS FILED  AGAINST THE  COMPANY,  ITS CHAIRMAN
AND ITS PARENT IN THE U. S. DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, ALLEGING BREACH OF A SETTLEMENT AGREEMENT AMONG THE PARTIES AND FOR FRAUD, AMONG OTHER THINGS. PLAINTIFF SEEKS THE VALUE OF 1,669,293 SHARES OF THE COMPANY'S COMMON STOCK HELD IN ESCROW BUT IN NO EVENT LESS THAN $625,000 PLUS INTEREST, PLUS $128,000, A CONSTRUCTIVE TRUST ON FUTURE SALES OF THE COMPANY'S STOCK, $1,000,000 IN PUNITIVE DAMAGES, PLUS LEGAL FEES, INTEREST AND EXPENSES. THE COMPANY INTENDS TO CROSS-COMPLAIN AND VIGOROUSLY DEFEND THE LAWSUIT. IN THE OPINION OF MANAGEMENT, ANY LIABILITY RESULTING FROM THIS ACTION WOULD BE THE RESPONSIBILITY OF THE PARENT. THE ULTIMATE OUTCOME OF THE LITIGATION CANNOT PRESENTLY BE DETERMINED. ACCORDINGLY, NO PROVISION FOR ANY LIABILITY THAT MAY RESULT HAS BEEN MADE IN THE ACCOMPANYING FINANCIAL STATEMENTS.

     NO ACTION HAS BEEN TAKEN BY ANY PARTY IN THAT MATTER FOR OVER FIVE YEARS.

     CERTAIN   DEVELOPMENTAL  AND  OTHER  ACTIVITIES   PERFORMED   DIRECTLY  AND
INDIRECTLY BY THE COMPANY ARE SUBJECT TO THE RULES AND REGULATIONS OF THE U. S. FOOD AND DRUG ADMINISTRATION.

     THE COMPANY COULD BE SUBJECTED TO CLAIMS FOR PERSONAL INJURIES AND PROPERTY DAMAGE RESULTING FROM THE USE OF ITS PRODUCTS. THE COMPANY DOES NOT PRESENTLY HAVE PRODUCT LIABILITY INSURANCE.

NOTE 14. COMMON STOCK OPTION GRANTED TO OFFICER
-----------------------------------------------

     IN OCTOBER 1985, THE STOCK OPTION FOR 8,000,000 SHARES GRANTED BY THE COMPANY TO ITS CHIEF EXECUTIVE OFFICER WAS RESCINDED. CONCURRENTLY, THE COMPANY SOLD 8,000,000 SHARES OF ITS COMMON STOCK TO ITS CHIEF EXECUTIVE OFFICER IN EXCHANGE FOR THE SETTLEMENT OF AN $8,000 SALARY OBLIGATION AND A NOTE IN THE AMOUNT OF $1,440,000 FROM THE OFFICER. THE COMPANY WAS TO PAY A BONUS OF
$1,253,400 TO THE OFFICER UNDER CERTAIN CIRCUMSTANCES. IN DECEMBER 1986 THE COMPANY'S CHIEF EXECUTIVE OFFICER RETURNED THE SHARES TO THE COMPANY, THE NOTE WAS CANCELLED AND THE OFFICER RECEIVED A THREE YEAR OPTION TO PURCHASE 8,000,000 SHARES OF THE COMPANY'S COMMON STOCK FOR $.01 PER SHARE. THIS OPTION WAS EXERCISED IN MARCH 1989.

NOTE 15. PARTIALLY-OWNED SUBSIDIARY
-----------------------------------

     VRT, INC. (VRT), A NEVADA DEVELOPMENT STAGE COMPANY, WAS INCORPORATED ON JANUARY 22, 1987 AND SINCE THAT TIME HAS BEEN PRINCIPALLY ENGAGED IN EFFORTS TO SECURE FINANCING AND FORMULATE A RESEARCH, DEVELOPMENT AND MARKETING STRATEGY FOR ITS PRODUCTS. PRINCIPAL OPERATIONS WILL START IF AND WHEN FDA LICENSING OR OTHER PRODUCT APPROVALS ARE RECEIVED.

     EFFECTIVE JANUARY 26, 1987, VRT ENTERED INTO A LICENSING AGREEMENT WITH THE COMPANY. THE LICENSING AGREEMENT GRANTS VRT EXCLUSIVE WORLDWIDE RIGHTS TO DEVELOP, SELL AND DISTRIBUTE THE COMPANY'S TREATMENT FOR CERTAIN VIRAL DISEASES. IN RETURN, THE COMPANY RECEIVED 50 PERCENT OF THE OUTSTANDING COMMON STOCK OF VRT.

     THE TERM OF THE LICENSE AGREEMENT IS FOR TEN YEARS, COMMENCING ON DECEMBER 1, 1986 AND EXPIRING ON NOVEMBER 30, 1996, WITH AN EXTENSION FOR AN ADDITIONAL SEVEN YEARS IF CERTAIN MINIMUM ROYALTIES ARE PAID TO THE COMPANY. THE LICENSE IS CANCELLABLE AT ANY TIME BY THE COMPANY IF IT SIGNS A LICENSING AGREEMENT WITH A MAJOR PHARMACEUTICAL COMPANY FOR ALL OR A CERTAIN PART OF THE RIGHTS GRANTED TO VRT. IN THIS EVENT, VRT WILL BE ENTITLED TO 20`PERCENT OF ALL NET LICENSING FEES RECEIVED BY THE COMPANY FROM SUCH PHARMACEUTICAL COMPANY FOR SALES OF PRODUCTS OTHERWISE SUBJECT TO THE AGREEMENT. THE AGREEMENT ALSO CALLS FOR A ROYALTY OF 6

PERCENT OF NET SALES BY VRT OR ITS SUBLICENSEES FOR ANY VIRAL TREATMENTS OR PRODUCTS COVERED UNDER THIS LICENSE AGREEMENT. VRT MUST PAY CERTAIN NON-REFUNDABLE MINIMUM ROYALTY FEES COMMENCING IN 1987 (YEAR 1) AS FOLLOWS:
$300,000 IN CONSIDERATION OF THIS AGREEMENT AND FOR ROYALTIES DUE IN YEAR 1 AND $10,000 PER YEAR IN YEARS 2 THROUGH 10. VRT STILL OWES $99,200 TO THE COMPANY OF THE AMOUNTS PRESENTLY DUE UNDER THIS AGREEMENT.

     VRT HAS ENTERED INTO AN EMPLOYMENT AGREEMENT WITH ITS CHIEF EXECUTIVE OFFICER, WHO IS ALSO THE CHAIRMAN OF THE BOARD OF THE COMPANY. THIS AGREEMENT PROVIDES FOR YEARLY COMPENSATION TO BE PAID MONTHLY AS THE GREATER OF $12 PER YEAR OR 2 PERCENT OF VRT'S GROSS INCOME. THE TERM OF THE AGREEMENT IS FROM JANUARY 22, 1987 (INCEPTION) TO DECEMBER 31, 1987, WITH AUTOMATIC ONE-YEAR EXTENSIONS UNLESS WRITTEN NON-RENEWAL NOTICE IS PROVIDED BY EITHER PARTY. TERMINATION OF THE AGREEMENT MAY OCCUR AT ANY TIME GIVEN WRITTEN CONSENT BY EITHER VRT OR THE CHIEF EXECUTIVE OFFICER. IN THE EVENT OF TERMINATION, THE CHIEF EXECUTIVE OFFICER IS ENTITLED TO 24 MONTHS OF SALARY, AS DESCRIBED ABOVE, PLUS BONUSES.

     UNDER A BONUS PLAN, 10 PERCENT OF VRT'S ANNUAL' NET PRE-TAX EARNINGS IS TO BE ALLOCATED FOR BONUSES TO KEY PERSONNEL, INCLUDING THE CHIEF EXECUTIVE OFFICER. ALLOCATIONS TO KEY PERSONNEL UNDER THE PLAN ARE BASED ON COMPENSATION LEVELS AND DISCRETIONARY FACTORS DETERMINED BY THE BOARD OF DIRECTORS OF VRT.

     ON APRIL 30, 1987, VRT, INC. WAS COMBINED THROUGH STATUTORY MERGER WITH VIRAL RESEARCH TECHNOLOGIES, INC. ("VIRAL"), A NEVADA CORPORATION, WHICH BECAME THE SURVIVING CORPORATION. VIRAL ISSUED 15,000,000 SHARES OF ITS RESTRICTED COMMON STOCK IN EXCHANGE FOR 200,000 SHARES, THE TOTAL SHARES OUTSTANDING, OF VRT, INC. VIRAL WAS AN INACTIVE PUBLIC SHELL, WHICH AT THE DATE OF THE MERGER HAD AN ACCUMULATED DEFICIT OF $5,000. IN CONNECTION WITH THE COMBINATION, THERE WAS NO STEP-UP IN BASIS TO THE ASSETS OF MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARIES IN CONNECTION WITH THIS MERGER. AFTER THE MERGER, THE COMPANY OWNED
36.7 PERCENT OF THE SURVIVING CORPORATION.

     AS VIRAL IS EFFECTIVELY CONTROLLED BY THE COMPANY, ITS FINANCIAL STATEMENTS HAVE BEEN CONSOLIDATED AS OF AND FOR THE FISCAL YEARS ENDED MAY 31, 1989, THROUGH 1997, RESULTING IN THE RECOGNITION OF MINORITY INTEREST AND ADDITIONAL' LOSSES TO THE COMPANY.


                                                 SCHEDULE II

                          Amounts receivable from related parties and underwriters,
                              promoters and employees other than related parties

                                                                     Reductions        Balance at end of Period
                                       Balance at               -----------------------------------------------
                                       Beginning                 Amounts      Amounts                  Not
Name of Debtor          Period         of Period    Additions   Collected   Written Off   Current    Current

==================      ======         ==========   =========   =========   ===========   =======    ========

Mas Industries, Inc.   6/1/96 to          $250          -           -            -         $250         -
                       5/31/97

                       6/1/95 to          $250          -           -            -         $250         -
                       5/31/96

                       6/1/94 to          $250          -           -            -         $250         -
                       5/31/95

                       6/1/93 to          $250          -           -            -         $250         -
                       5/31/94

                       6/1/92 to          $250          -           -            -         $250         -
                       5/31/93

                       6/1/91 to          $250          -           -            -         $250         -
                       5/31/92

                       6/1/90 to          $250          -           -            -         $250         -
                       5/31/91




Skin Control           6/1/96 to          $900          -           -            -         $900         -
Systems, Inc.          5/31/97

                       6/1/95 to          $900          -           -            -         $900         -
                       5/31/96

                       6/1/94 to          $900          -           -            -         $900         -
                       5/31/95

                       6/1/93 to          $900          -           -            -         $900         -
                       5/31/94

                       6/1/92 to          $900          -           -            -         $900         -
                       5/31/91

                       6/1/91 to          $900          -           -            -         $900         -
                       5/31/92

                       6/1/90 to          $900          -           -            -         $900         -
                       5/31/90


JCR Marketing, Inc.    6/1/96 to          $100          -           -            -         $100         -
                       5/31/97

                       6/1/95 to          $100          -           -            -         $100         -
                       5/31/96

                       6/1/94 to          $100          -           -            -         $100         -
                       5/31/95

                       6/1/93 to          $100          -           -            -         $100         -
                       5/31/94

                       6/1/92 to          $100          -           -            -         $100         -
                       5/31/91

                       6/1/91 to          $100          -           -            -         $100         -
                       5/31/92

                       6/1/90 to          $100          -           -            -         $100         -
                       5/31/91


                                                        F-23






                                                     SCHEDULE V

                                             PROPERTY, PLANT & EQUIPMENT



                                      BALANCE AT                                          OTHER
                                      BEGINNING OF                       RETIREMENT       CHANGES          BALANCE AT
CLASSIFICATION                        PERIOD            ADDITIONS        AT COST          ADD (DEDUCT)     END OF PERIOD
--------------                        ------------      ---------        ----------       ------------     -------------

YEAR ENDED MAY 31, 1997
FURNITURE, FIXTURES &
EQUIPMENT                              $135,600         $      0         $      0         $      0         $135,600
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------
                                       $135,600         $      0         $      0         $      0         $135,600


YEAR ENDED MAY 31, 1996
FURNITURE, FIXTURES &
EQUIPMENT                              $135,600         $      0         $      0         $      0         $135,600
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $135,600         $      0         $      0         $      0         $135,600

YEAR ENDED MAY 31, 1995:
FURNITURE, FIXTURES &                  $135,600         $      0         $      0         $      0         $135,600
EQUIPMENT
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $135,600         $      0         $      0         $      0         $135,600

YEAR ENDED MAY 31, 1994
FURNITURE, FIXTURES &
EQUIPMENT                              $135,600         $      0         $      0         $      0         $135,600
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $135,600         $      0         $      0         $      0         $135,600

YEAR ENDED MAY 31, 1993:
FURNITURE, FIXTURES &                  $135,600         $      0         $      0         $      0         $135,600
EQUIPMENT
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $135,000         $      0         $      0         $      0         $135,000

YEAR ENDED MAY 31,1992
FURNITURE, FIXTURES &                  $132,700         $      0         $      0         $      0         $132,700
EQUIPMENT
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $132,700         $      0         $      0         $      0         $132,700







                                                        SCHEDULE Vl

                   ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT & EQUIPMENT


                                             BALANCE AT       ADDITIONS                       OTHER
                                             BEGINNING OF     CHARGED TO                      CHANGES        BALANCE AT
DESCRIPTION                                  PERIOD           COSTS/EXPENSES  RETIREMENT      ADD (DEDUCT)   END OF PERIOD
-----------                                  ------------     --------------  ----------      ------------   -------------

YEAR ENDED MAY 31, 1997
FURNITURE, FIXTURES &                         $135,100        $    500        $      0        $      0        $135,600
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $135,100        $    500        $      0        $      0        $135,600

YEAR ENDED MAY 31 1996:
FURNITURE, FIXTURES &                         $134,500        $    600        $      0        $      0        $135,100
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $134,500        $    600        $      0        $      0        $135,100
YEAR ENDED MAY 31, 1995
FURNITURE, FIXTURES &                         $134,000        $    500        $      0        $      0        $134,000
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0             $0'
                                              --------        --------        --------        --------             --
                                              $134,000        $    500        $      0        $      0        $134,000

YEAR ENDED MAY 31 1994
FURNITURE, FIXTURES & EQUIPMENT               $133,400        $    600        $      0        $      0        $133,400
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $133,400        $    600        $      0        $      0        $133,400

YEAR ENDED MAY 31, 1993
FURNITURE, FIXTURES &                         $132,700        $    700        $      0        $      0        $132,700
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $132,700        $    700        $      0        $      0        $132,700

YEAR ENDED MAY 31 1992
FURNITURE, FIXTURES &                         $132,100        $    600        $      0        $      0        $132,100
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $132,100        $    600        $      0        $      0        $132,l00



                                                               F-25
