Form 10-Q
period 1997-08-31
MEDITECH PHARMACEUTICALS INC
filed 1997-11-20
CIK 717588

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED AUG. 31, 1997

                         COMMISSION FILE NUMBER 0-12561

                         MEDITECH PHARMACEUTICALS, INC.
               ----------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

           NEVADA                                                 95-3819300
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

               10105 E. Via Linda, # 103-382, Scottsdale, AZ 85258
               ---------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

                                                     YES     X       NO
                                                           -----       -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

119,016,925 SHARES OF $.001 PAR VALUE COMMON STOCK AS OF OCTOBER 14, 1997




                                  MEDITECH PHARMACEUTICALS, INC.
                                 (A Development-Stage Enterprise)
                                   CONSOLIDATED BALANCE SHEET

                                                                  Aug. 31,                May 31,
                                                                    1997                   1997
                                                                -----------             -----------

                        ASSETS
Current assets:
  Cash, including interest-bearing accounts                            --
  Prepaid assets and other current assets                               600                     600
                                                                -----------             -----------
          Total current assets                                          600                     600

Due from officer                                                       --
Equipment and furniture, net                                           --
                                                                -----------             -----------
TOTAL                                                                   600                     600
                                                                ===========             ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                           1,001,800                 990,600
  Accrued professional fees                                         635,300                 635,300
  Accrued laboratory expenses                                        33,900                  33,900
  Accrued compensation                                            1,996,600               1,946,000
  Advances from parent                                            2,815,900               2,753,500
  Advances from affiliate                                                 0                       0
  Current portion of long-term debt                                       0                       0
  Loan payable                                                       71,000                  71,000
                                                                -----------             -----------
          Total current liabilities                               6,554,500               6,430,300
Long-term debt
                                                                -----------             -----------
                                                                  6,554,500               6,430,300
                                                                -----------             -----------
Minority interest                                                   191,300                 191,300

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock - $.001 par value, 25,000,000 shares
    authorized, none issued or outstanding
  Common stock - $.001 par value, 400,000,000 shares
    authorized: May 31, 1997, 119,016,925 shares issued and
    to be issued; Aug. 31, 1997 119,016,925 shares issued
    and to be issued                                                119,000                 119,000
  Additional paid-in capital                                      6,839,000               6,839,000
  Deficit accumulated during development stage                  (13,703,200)            (13,579,000)
                                                                -----------             -----------
          Total shareholders' equity (deficit)                   (6,745,200)             (6,621,000)
                                                                -----------             -----------
TOTAL                                                                   600                     600
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



                                  MEDITECH PHARMACEUTICALS, INC.
                                (A Development-Stage Enterprise)
                             CONSOLIDATED STATEMENT OF NET LOSS AND
                          DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE



                                                      Period from      Period from        From
                                                     Jun. 1, 1997     Jun. 1, 1996     May 4, 1982
                                                          to               to         (inception) to
                                                     Aug. 31, 1997    Aug. 31, 1996   Aug. 31, 1997
                                                     -------------    -------------   -------------


Research and development expenditures                        --              --           489,300

                                                      -----------     -----------     -----------
Clinical trials
                                                             --              --         1,347,800

Expenses for efforts to secure financing, establish affiliations with clinics and physicians and formulate a marketing strategy:

    Compensation                                           60,700          59,700       4,681,400
    Professional fees                                                      91,400       1,276,600
    General and administrative                              1,100         300,200       3,809,500
                                                      -----------     -----------     -----------
                                                           61,800         451,300       9,767,500
Organization expenses                                        --              --            16,300
Loss on investments                                          --              --           120,100
Gain on sale of fixed assets                                 --              --              (500)
Lawsuit settlement                                           --              --            15,000
Write-off of uncollectible note
  receivable                                                 --              --           100,000
Interest expense                                           62,400          57,100       2,311,100
Interest income                                              --              --          (298,500)
Royalty income                                               --              --           (75,000)
Miscellaneous Income                                         --              --           (75,100)
Aborted stock offering costs                                 --              --           325,400
Gain on early extinguishment of debt                         --              --           (10,000)
Minority interest in net loss of subsidiary                  --              --          (329,800)
                                                      -----------     -----------     -----------

Net loss and deficit accumulated during
  development stage                                       124,200         508,400      13,703,200
                                                      ===========     ===========     ===========
Net loss and deficit accumulated during
  development stage per share of common stock         $      .001     $      .005     $       .16
                                                      ===========     ===========     ===========

Weighted average number of shares outstanding         119,016,925     111,499,403      87,130,542
                                                      ===========     ===========     ===========

                    See accompanying notes to consolidated financial statements

                         MEDITECH PPHARMACEUTICALS, INC.
                        (A Development-Stage Enterprise)
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    May 4, 1982 (Inception) to Aug. 31, 1997


                                                                      Additional
                                                                        paid-in
                                                 Common stock           capital
                                            ------------------------------------
                                            Shares         Amount
                                            ------         ------
                                           (000's)
   Balance at May 31, 1983                  48,000         48,000        295,000

   Balance at May 31, 1984                  66,115         66,100      4,182,000

   Balance at May 31, 1985                  66,015         66,000      4,153,400

   Balance at May 31, 1986                  74,015         74,000      5,753,600

   Balance at May 31, 1987                  76,325         76,300      5,470,700

   Balance at May 31, 1988                  78,231         78,200      5,909,800

   Balance at May 31, 1989                  88,988         89,000      6,129,000

   Balance at May 31, 1990                  89,088         89,100      6,139,500

   Balance at May 31, 1991                  92,088         92,100      6,177,800
Change in equity of subsidiary due
  to issuance of common stock                 --             --             --
Common stock granted for services
  during Fiscal 1992                          --             --             --
Sale of stock, February 1992                 2,000          2,000         29,400
Net Loss, year ended May 31, 1992             --             --             --
                                       -----------    -----------    -----------
   Balance at May 31, 1992                  94,088         94,100      6,207,200
Net Loss, year ended May 31, 1993             --             --             --
                                       -----------    -----------    -----------
   Balance at May 31, 1993                  94,088         94,100      6,207,200
Common stock granted for services
  during Fiscal 1994                         7,105          7,100        195,000
Sale of Stock, April 1994                    1,400          1,400         12,300
Net Loss, year ended May 31, 1994             --             --             --
                                       -----------    -----------    -----------
   Balance at May 31, 1994                 102,593        102,600      6,414,500
Sale of Stock, Fiscal 1995                   1,088          1,100         12,500
Net Loss, year ended May 31, 1995             --             --             --
                                       -----------    -----------    -----------
   Balance at May 31, 1995                 103,681        103,700      6,427,000

Net Loss, year ended May 31, 1996         (501,600)      (501,600)
                                       -----------    -----------    -----------
   Balance at May 31, 1996                 103,681        103,700      6,427,000

Common stock granted for services
  during Fiscal 1997                        15,335         15,300        412,000
Common stock subscriptions
Net Loss, year ended May 31, 1997             --             --             --
                                       -----------    -----------    -----------
   Balance at May 31, 1997                 119,016        119,000      6,839,000

Net Loss, period ended Aug. 31, 1997

                                       -----------    -----------    -----------
   Balance at Aug. 31, 1997                119,016        119,000      6,839,000
                                       ===========    ===========    ===========



                               MEDITECH PPHARMACEUTICALS, INC.
                              (A Development-Stage Enterprise)
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                          May 4, 1982 (Inception) to Aug. 31, 1997


                                                         Deficit
                                                       accumulated
                                           Common         during           Note
                                            stock      development      receivable
                                         subscribed       stage        from officer      Total
                                         -------------------------------------------------------

   Balance at May 31, 1983                 234,400     (1,022,600)          --         (445,200)

   Balance at May 31, 1984                    --       (2,361,000)          --        1,887,100

   Balance at May 31, 1985                    --       (4,155,100)          --           64,300

   Balance at May 31, 1986                    --       (5,688,900)    (1,440,000)    (1,301,300)

   Balance at May 31, 1987                    --       (7,395,200)             0     (1,848,200)

   Balance at May 31, 1988                       0     (8,275,400)             0     (2,287,400)

   Balance at May 31, 1989                       0     (8,916,800)             0     (2,698,800)

   Balance at May 31, 1990                       0     (9,438,900)             0     (3,210,300)

   Balance at May 31, 1991                       0     (9,918,000)             0     (3,648,100)
Change in equity of subsidiary due
  to issuance of common stock                 --             --             --                0
Common stock granted for services
  during Fiscal 1992                          --             --             --                0
Sale of stock, February 1992                  --             --             --           31,400
Net Loss, year ended May 31, 1992             --         (483,100)          --         (483,100)
                                       -----------    -----------    -----------    -----------
   Balance at May 31, 1992                       0    (10,401,100)             0     (4,099,800
Net Loss, year ended May 31, 1993             --         (449,400)          --         (449,400)
                                       -----------    -----------    -----------    -----------
   Balance at May 31, 1993                       0    (10,850,500)             0     (4,549,200)
Common stock granted for services
  during Fiscal 1994                          --             --             --          202,100
Sale of Stock, April 1994                     --             --             --           13,700
Net Loss, year ended May 31, 1994             --         (753,900)          --         (753,900)
                                       -----------    -----------    -----------    -----------
   Balance at May 31, 1994                       0    (11,604,400)             0     (5,087,300)
Sale of Stock, Fiscal 1995                    --             --             --           13,600
Net Loss, year ended May 31, 1995             --         (515,600)          --         (515,600)
                                       -----------    -----------    -----------    -----------
   Balance at May 31, 1995                       0    (12,120,000)             0     (5,589,300)

Net Loss, year ended May 31, 1996                        (501,600)                     (501,600)
                                       -----------    -----------    -----------    -----------
   Balance at May 31, 1996                       0    (12,120,000)             0     (6,090,900)

Common stock granted for services
  during Fiscal 1997                        (5,000)                                     422,300
Common stock subscriptions                   5,000                                        5,000
Net Loss, year ended May 31, 1997             --         (957,400)          --         (957,400)
                                       -----------    -----------    -----------    -----------
   Balance at May 31, 1997                       0    (13,579,000)             0     (6,621,000)

Net Loss, period ended Aug. 31, 1997                     (124,200)                     (124,200)

                                       -----------    -----------    -----------    -----------
   Balance at Aug. 31, 1997                      0    (13,703,200)             0     (6,745,200)
                                       ===========    ===========    ===========    ===========



               See accompanying notes to consolidated financial statements.









                           MEDITECH PHARMACEUTICALS, INC.
                          (A Development-Stage Enterprise)
               CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                        Period from     Period from        From
                                        Jun. 1, 1997    Jun. 1, 1996   May 4, 1982
                                             to              to       (inception) to
                                        Aug. 31, 1997   Aug. 31, 1996  Aug. 31, 1997
                                       --------------   -------------  -------------

Cash provided by:
  Financing activities --
    Proceeds from long-term debt                --            --          27,300
    Advances from (repayments to)
      parent and affiliates                   62,400        57,100     2,712,900
    Issuance of (retirement of)
      common stock                              --            --         119,000
    Additional paid-in capital                  --           5,000     5,632,900
    Increase in paid-in capital due to
      increase in equity of subsidiary
      due to issuance of common                 --            --         274,100
    Proceeds from sale of warrants              --            --             100
    Proceeds from sale of fixed assets          --            --           3,400
    Proceeds from minority investment
      in subsidiary                             --            --         300,000
    Issuance of common stock for
      repayment of debt to parent               --            --        (559,900)
                                         -----------   -----------   -----------
                                              62,400        62,100     8,509,800

Add (subtract) changes in
  components of working capital
  other than cash -
Current portion of long-term debt               --            --               0
Note payable                                    --            --               0
Advances from parent                            --            --         717,400
Accounts payable                              11,200        11,300     1,001,800
Accrued professional fees                       --            --         635,300
Accrued laboratory expenses                     --            --          33,900
Accrued compensation                          50,600        50,500     1,996,600
Stock subscription proceeds refundable          --            --               0
Advances (to) from affiliates                   --            --               0
Prepaid and other current assets                --            --            (600)
Proceeds from loan payable                      --            --          71,000
                                         -----------   -----------   -----------
                                             124,200       123,900    12,965,200
                                         -----------   -----------   -----------

Net increase (decrease) in cash                    0         4,600             0
Cash at the beginning of the period                0             0          --
                                         -----------   -----------   -----------

Cash at the end of the period                      0         4,600             0
                                         ===========   ===========   ===========

            See accompanying notes to consolidated financial statements.


                                       6


                            MEDITECH PHARMACEUTICALS, INC.
                           (A Kevelopment-Stage Enterprised)
                CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                                Period from      Period from        From
                                                Jun. 1, 1997     Jun. 1, 1996    May 4, 1982
                                                     to              to         (inception) to
                                                Aug. 31, 1997    Aug. 31, 1996   Aug. 31, 1997
                                                ----------------------------------------------

Cash used for:

Net loss                                           (124,200)        (508,400)      (13,703,200)
Less items not affecting
  working capital -
   Loss on investments                                 --               --             120,100
   Depreciation and amortization                       --                100           174,100
   Common stock options issued
     below market price                                --            389,000           726,200
   Stock grants                                        --               --             213,500
   Loss on disposal of fixed assets                    --               --              37,600
   Minority interest in loss of subsidiary             --               --            (329,800)
   Subsidiary stock issued to minority                 --               --             284,600
   Subsidiary common stock options issued to
     minority issued below market price                --               --             202,700
   Allocation to parent of additional
     paid-in cpaital from issuance of
     minority stock options and grants                 --               --            (274,000)
   Write-off Deferred stock offering costs             --               --             154,300
                                                -----------      -----------       -----------
Cash used for development
  stage activities                                 (124,200)        (119,300)      (12,393,900)
Long-term debt becoming current                        --               --              (1,500)
Repayment of long-term debt                            --               --             (25,800)
Purchase of equipment, furniture
  and leasehold improvements                           --               --            (215,100)
Investments                                            --               --            (120,100)
Reclassification of long-term
  advances from (repayments to)
  parent to short-term advances                        --               --             (54,500)
Deferred offering costs                                --               --            (154,300)

Advances from (to) officer                             --               --                   0
                                                -----------      -----------       -----------
                                                   (124,200)        (119,300)      (12,965,200)
                                                -----------      -----------       -----------

             See accompanying notes to consolidated financial statements.

                         MEDITECH PHARMACEUTICALS, INC.
                 (A MINORITY OWNED DEVELOPMENT-STAGE ENTERPRISE
                               OF PETRO-MED INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

     THE ACCOMPANYING BALANCE SHEET, AS OF AUG. 31, 1997, AND THE STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE, OF SHAREHOLDERS' EQUITY (DEFICIT) AND OF CHANGES IN FINANCIAL POSITION FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) THROUGH AUG. 31, 1997, AND THE RELATED STATEMENT OF SHAREHOLDERS' DEFICIT FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO AUG. 31, 1997, ARE UNAUDITED, BUT IN THE OPINION OF MANAGEMENT INCLUDE ALL ADJUSTMENTS NECESSARY FOR THE FAIR PRESENTATION OF THE FINANCIAL POSITION, RESULTS OF OPERATIONS AND THE DEFICIT ACCUMULATED FOR THE INTERIM PERIODS PRESENTED. ALL ADJUSTMENTS ARE OF A NORMAL AND RECURRING NATURE.

     PROFESSIONAL FEES INCLUDE LEGAL FEES, ACCOUNTING FEES AND LEGAL PRINTING FEES. THOSE FEES WHICH ARE NOT SUBJECT TO DISPUTE WILL BE PAID, IN WHOLE OR IN PART, UPON REFINANCING OF THE COMPANY, IF ANY.

NOTE 2 - INCOME TAXES:

     NO PROVISION FOR STATE AND FEDERAL INCOME TAXES IS REQUIRED FOR THE PERIOD MAY 4, 1982 (INCEPTION) THROUGH AUG. 31, 1997, AS THE COMPANY'S OPERATIONS DID NOT GENERATE TAXABLE INCOME FOR TAX OR FINANCIAL REPORTING PURPOSES.

NOTE 3 - ADVANCES TO PARENT:

     AT AUG. 31, 1997, THE COMPANY WAS INDEBTED TO PETRO-MED INC. IN THE AMOUNT OF $2,815,900. THESE ADVANCES ARE REPAYABLE WITH INTEREST AT 9% PER ANNUM AS
FOLLOWS: $36,000 ON THE SECOND ANNIVERSARY OF THE COMPLETION OF THE REFINANCING OF THE COMPANY, IF ANY (SEE NOTE 4), AND THE BALANCE ON DEMAND. PETRO-MED HAS FILED A CHAPTER XI BANKRUPTCY PETITION, WHICH WAS CONVERTED TO A CHAPTER VII ON AUGUST 26, 1992.

NOTE 4 - NEED FOR ADDITIONAL FINANCING:

     FOR THE PERIOD MAY 4, 1982 (INCEPTION) THROUGH AUG. 31, 1997, THE COMPANY HAD AN ACCUMULATED DEFICIT OF $13,703,200. THE COMPANY IS CURRENTLY EXPERIENCING SEVERE CASH FLOW DIFFICULTIES, AND ANTICIPATES SUBSTANTIAL ADDITIONAL CASH EXPENDITURES WILL BE REQUIRED TO CONTINUE ITS RESEARCH AND DEVELOPMENT ACTIVITIES.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEVELOPMENT-STAGE ACTIVITIES

     THE COMPANY IS IN THE DEVELOPMENT STAGE AND ACCORDINGLY HAS HAD NO SIGNIFICANT REVENUES. ITS PRINCIPAL DEVELOPMENT ACTIVITIES FROM MAY 4, 1982 (INCEPTION) THROUGH AUG. 31, 1997, HAVE BEEN EFFORTS TO SECURE FINANCING, CREATE A MANAGEMENT AND BUSINESS STRUCTURE, AND DEVELOP AND TEST VIRAPLEX (R) AND MTCH-24 (TM).

     AS OF AUG. 31, 1997, APPROXIMATELY $11,604,600 HAD BEEN EXPENDED BY THE COMPANY IN CARRYING OUT ACTIVITIES RELATING TO THE DEVELOPMENT AND TESTING OF VIRAPLEX (R) AND MTCH-24 (TM). THIS TOTAL INCLUDES $1,347,800 FOR CLINICAL TRIALS, $489,300 FOR RESEARCH AND DEVELOPMENT, $4,681,400 FOR COMPENSATION, $1,276,600 FOR PROFESSIONAL FEES AND $3,809,500 FOR GENERAL AND ADMINISTRATIVE EXPENSES, INCLUDING FEES TO CONSULTANTS.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

     NOT APPLICABLE.

ITEM 2 - CHANGE IN SECURITIES.

     NOT APPLICABLE.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

     NOT APPLICABLE.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NOT APPLICABLE.

ITEM 5 - OTHER INFORMATION.

     NOT APPLICABLE.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     NOT APPLICABLE.

SIGNATURE(S)

     PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       MEDITECH PHARMACEUTICALS, INC.
                                       (REGISTRANT)

DATED: NOVEMBER 15, 1997               BY: /s/  Cynthia s. Kern
                                         ---------------------------------------
                                         CYNTHIA S. KERN, PRESIDENT
                                         AND ACTING CHIEF FINANCIAL OFFICER