Form 10-Q
period 1997-11-30
MEDITECH PHARMACEUTICALS INC
filed 1998-01-16
CIK 717588

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED NOVEMBER 30, 1997

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




                                   MEDITECH PHARMACEUTICALS, INC.
                                  (A Development-Stage Enterprise)
                                     CONSOLIDATED BALANCE SHEET

                                                                     Nov. 30,        May 31,
                                                                       1997           1997
                                                                  ------------    ------------

                                     ASSETS
Current assets:
  Cash, including interest-bearing accounts                       $       --              --
  Prepaid assets and other current assets                                  600             600
                                                                  ------------    ------------
                    Total current assets                                   600             600

Due from officer                                                          --              --
Equipment and furniture, net                                              --              --
                                                                  ------------    ------------
TOTAL                                                             $        600    $        600
                                                                  ============    ============
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                           $  1,009,900    $    990,600
  Accrued professional fees                                            635,300         635,300
  Accrued laboratory expenses                                           33,900          33,900
  Accrued compensation                                               2,049,100       1,946,000
  Advances from parent                                               2,879,700       2,753,500
  Advances from affiliate                                                    0               0
  Current portion of long-term debt                                          0               0
  Loan payable                                                          71,000          71,000
                                                                  ------------    ------------
                    Total current liabilities                        6,678,900       6,430,300
Long-term debt
                                                                  ------------    ------------
                                                                     6,678,900       6,430,300
                                                                  ------------    ------------
Minority interest                                                      191,300         191,300

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock - $.001 par value, 25,000,000 shares
    authorized, none issued or outstanding
  Common stock - $.001 par value, 400,000,000 shares
    authorized: May 31, 1997, 119,016,925 shares issued and
    to be issued; Nov. 30, 1997 119,016,925 shares issued
    and to be issued                                                   119,000         119,000
  Additional paid-in capital                                         6,839,000       6,839,000
  Deficit accumulated during development stage                     (13,827,600)    (13,579,000)
                                                                  ------------    ------------
                    Total shareholders' equity (deficit)            (6,869,600)     (6,621,000)
                                                                  ------------    ------------
TOTAL                                                             $        600    $        600
                                                                  ============    ============


                     See accompanying notes to consolidated financial statements.




                                                    2










                                                  MEDITECH PHARMACEUTICALS, INC.
                                                (A Development-Stage Enterprise)
                                            CONSOLIDATED STATEMENT OF NET LOSS AND
                                         DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE


                                               Period from      Period from      Period from      Period from      From
                                               Sep. 1, 1997     Sep. 1, 1996     Jun. 1, 1997     Jun. 1, 1996     May 4, 1982
                                                     to               to               to               to        (inception) to
                                               Nov. 30, 1997    Nov. 30, 1996    Nov. 30, 1997    Nov. 30, 1996    Nov. 30, 1997
                                               -------------    -------------    -------------    -------------    -------------

Research and development expenditures           $       --       $       --       $       --       $       --       $    489,300
                                                ------------     ------------     ------------     ------------     ------------

Clinical trials                                         --               --               --               --          1,347,800
                                                ------------     ------------     ------------     ------------     ------------

Expenses for efforts to secure financing, establish affiliations with clinics and physicians and formulate a marketing strategy:

    Compensation                                      58,900           59,900          119,600          119,600        4,740,300
    Professional fees                                                                        0           91,400        1,276,600
    General and administrative                         1,700           34,900            2,800          335,100        3,811,200
                                                ------------     ------------     ------------     ------------     ------------
                                                      60,600           94,800          122,400          546,100        9,828,100
Organization expenses                                   --               --               --               --             16,300
Loss on investments                                     --               --               --               --            120,100
Gain on sale of fixed assets                            --               --               --               --               (500)
Lawsuit settlement                                      --               --               --               --             15,000
Write-off of uncollectible note
  receivable                                            --               --               --               --            100,000
Interest expense                                      63,800           58,300          126,200          115,400        2,374,900
Interest income                                         --               --               --               --           (298,500)
Royalty income                                          --               --               --               --            (75,000)
Miscellaneous Income                                    --               --               --               --            (75,100)
Aborted stock offering costs                            --               --               --               --            325,400
Gain on early extinguishment of debt                    --               --               --               --            (10,400)
Minority interest in net loss of subsidiary             --               --               --               --           (329,800)
                                                ------------     ------------     ------------     ------------     ------------

Net loss and deficit accumulated during
  development stage                             $    124,400     $    153,100     $    248,600          661,500     $ 13,827,600
                                                ============     ============     ============     ============     ============
Net loss and deficit accumulated during
  development stage per share of common stock   $       .001     $       .001     $       .002     $       .006     $        .16
                                                ============     ============     ============     ============     ============

Weighted average number of shares outstanding    119,016,925      118,769,672      119,016,925      115,114,674       87,671,090
                                                ============     ============     ============     ============     ============



                                 See accompanying notes to consolidated financial statements.

                                                               3


                                        MEDITECH PHARMACEUTICALS, INC.
                                       (A Development-Stage Enterprise)
                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   May 4, 1982 (Inception) to Nov. 30, 1997


                                                                                                   Additional
                                                                                                    paid-in
                                                                Common stock                        capital
                                                     ------------------------------------------------------------
                                                        Shares                Amount
                                                        ------                ------
                                                          (000's)
       Balance at May 31, 1983                           48,000             $   48,000             $  295,000

       Balance at May 31, 1984                           66,115                 66,100              4,182,000

       Balance at May 31, 1985                           66,015                 66,000              4,153,400

       Balance at May 31, 1986                           74,015             $   74,000             $5,753,600

       Balance at May 31, 1987                           76,325             $   76,300             $5,470,700

       Balance at May 31, 1988                           78,231             $   78,200             $5,909,800

       Balance at May 31, 1989                           88,988                 89,000              6,129,000

       Balance at May 31, 1990                           89,088                 89,100              6,139,500

       Balance at May 31, 1991                           92,088                 92,100              6,177,800
Change in equity of subsidiary due
  to issuance of common stock                              --                     --                     --
Common stock granted for services
  during Fiscal 1992                                       --                     --                     --
Sale of stock, February 1992                              2,000                  2,000                 29,400
Net Loss, year ended May 31, 1992                          --                     --                     --
                                                     ----------             ----------             ----------
       Balance at May 31, 1992                           94,088                 94,100              6,207,200
Net Loss, year ended May 31, 1993                          --                     --                     --
                                                     ----------             ----------             ----------
       Balance at May 31, 1993                           94,088                 94,100              6,207,200
Common stock granted for services
  during Fiscal 1994                                      7,105                  7,100                195,000
Sale of Stock, April 1994                                 1,400                  1,400                 12,300
Net Loss, year ended May 31, 1994                          --                     --                     --
                                                     ----------             ----------             ----------
       Balance at May 31, 1994                          102,593                102,600              6,414,500
Sale of Stock, Fiscal 1995                                1,088                  1,100                 12,500
Net Loss, year ended May 31, 1995                          --                     --                     --
                                                     ----------             ----------             ----------
       Balance at May 31, 1995                          103,681                103,700              6,427,000

Net Loss, year ended May 31, 1996
                                                     ----------             ----------             ----------
       Balance at May 31, 1996                          103,681                103,700              6,427,000

Common stock granted for services
  during Fiscal 1997                                     15,335                 15,300                412,000
Common stock subscriptions
Net Loss, year ended May 31, 1997                          --                     --                     --
                                                     ----------             ----------             ----------
       Balance at May 31, 1997                          119,016                119,000              6,839,000

Net Loss, period ended Nov. 30, 1997

                                                     ----------             ----------             ----------
       Balance at Nov. 30, 1997                         119,016                119,000              6,839,000
                                                     ==========             ==========             ==========





                                              MEDITECH PHARMACEUTICALS, INC.
                                             (A Development-Stage Enterprise)
                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                         May 4, 1982 (Inception) to Nov. 30, 1997
                                                        (Continued)



                                                                         Deficit
                                                                       accumulated
                                                      Common             during              Note
                                                      stock            development        receivable
                                                    subscribed            stage          from officer             Total
                                                  -------------------------------------------------------------------------


       Balance at May 31, 1983                     $    234,400        $ (1,022,600)       $       --          $   (445,200)

       Balance at May 31, 1984                             --            (2,361,000)               --             1,887,100

       Balance at May 31, 1985                             --            (4,155,100)               --                64,300

       Balance at May 31, 1986                     $       --          $ (5,688,900)       $ (1,440,000)       $ (1,301,300)

       Balance at May 31, 1987                     $       --          $ (7,395,200)       $          0        $ (1,848,200)

       Balance at May 31, 1988                     $          0        $ (8,275,400)       $          0        $ (2,287,400)

       Balance at May 31, 1989                                0          (8,916,800)                  0          (2,698,800)

       Balance at May 31, 1990                                0          (9,438,900)                  0          (3,210,300)

       Balance at May 31, 1991                                0          (9,918,000)                  0          (3,648,100)
Change in equity of subsidiary due
  to issuance of common stock                              --                  --                  --                     0
Common stock granted for services
  during Fiscal 1992                                       --                  --                  --                     0
Sale of stock, February 1992                               --                  --                  --                31,400
Net Loss, year ended May 31, 1992                          --              (483,100)               --              (483,100)
                                                   ------------        ------------        ------------        ------------
       Balance at May 31, 1992                                0         (10,401,100)                  0          (4,099,800)
Net Loss, year ended May 31, 1993                          --              (449,400)               --              (449,400)
                                                   ------------        ------------        ------------        ------------
       Balance at May 31, 1993                                0         (10,850,500)                  0          (4,549,200)
Common stock granted for services
  during Fiscal 1994                                       --                  --                  --               202,100
Sale of Stock, April 1994                                  --                  --                  --                13,700
Net Loss, year ended May 31, 1994                          --              (753,900)               --              (753,900)
                                                   ------------        ------------        ------------        ------------
       Balance at May 31, 1994                                0         (11,604,400)                  0          (5,087,300)
Sale of Stock, Fiscal 1995                                 --                  --                  --                13,600
Net Loss, year ended May 31, 1995                          --              (515,600)               --              (515,600)
                                                   ------------        ------------        ------------        ------------
       Balance at May 31, 1995                                0         (12,120,000)                  0          (5,589,300)

Net Loss, year ended May 31, 1996                                          (501,600)                               (501,600)
                                                   ------------        ------------        ------------        ------------
       Balance at May 31, 1996                                0         (12,621,600)                  0          (6,090,900)

Common stock granted for services
  during Fiscal 1997                                     (5,000)            422,300
Common stock subscriptions                                5,000                                                       5,000
Net Loss, year ended May 31, 1997                          --              (957,400)               --              (957,400)
                                                   ------------        ------------        ------------        ------------
       Balance at May 31, 1997                                0         (13,579,000)                  0          (6,621,000)

Net Loss, period ended Nov. 30, 1997                                       (248,600)                               (248,600)

                                                   ------------        ------------        ------------        ------------
       Balance at Nov. 30, 1997                               0         (13,827,600)                  0          (6,869,600)
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








                                          MEDITECH PHARMACEUTICALS, INC.
                                         (A Development-Stage Enterprise)
                              CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION


                                                                 Period from         Period from             From
                                                                 Jun. 1, 1997        Jun. 1, 1996        May 4, 1982
                                                                      to                                (inception) to
                                                                 Nov. 30, 1997       Nov. 30, 1996       Nov. 30, 1997
                                                                 -------------       -------------       -------------

Cash provided by:
  Financing activities --
    Proceeds from long-term debt                                  $       --          $       --          $     27,300
    Advances from (repayments to)
      parent and affiliates                                            126,200             115,400           2,776,700
    Issuance of (retirement of)
      common stock                                                                                             119,000
    Additional paid-in capital                                            --                  --             5,632,900
    Increase in paid-in capital due to increase in equity
      of subsidiary due to issuance of common stock                       --                  --               274,100
    Proceeds from sale of warrants                                        --                  --                   100
    Proceeds from sale of fixed assets                                    --                  --                 3,400
    Proceeds from minority investment in subsidiary                       --                  --               300,000
    Issuance of common stock for
      repayment of debt to parent                                         --                  --              (559,900)
                                                                  ------------        ------------        ------------
                                                                       126,200             115,400           8,573,600

Add (subtract) changes in
  components of working capital
  other than cash -
Current portion of long-term debt                                         --                  --                     0
Note payable                                                              --                  --                     0
Advances from parent                                                      --                  --               717,400
Accounts payable                                                        19,300              16,600           1,009,900
Accrued professional fees                                                                                      635,300
Accrued laboratory expenses                                               --                  --                33,900
Accrued compensation                                                   103,100             103,000           2,049,100
Stock subscription proceeds refundable                                    --                  --                     0
Advances (to) from affiliates                                             --                  --                     0
Prepaid and other current assets                                          --                  --                  (600)
Proceeds from loan payable                                                --                  --                71,000
                                                                  ------------        ------------        ------------
                                                                       248,600             235,000          13,089,600
                                                                  ------------        ------------        ------------

Net increase (decrease) in cash                                              0               1,100                   0
Cash at the beginning of the period                                          0                   0                --
                                                                  ------------        ------------        ------------

Cash at the end of the period                                     $          0        $      1,100        $          0
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






                                             MEDITECH PHARMACEUTICALS, INC.
                                            (A Development-Stage Enterprise)
                                CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION


                                                                 Period from          Period from              From
                                                                 Jun. 1, 1997         Jun. 1, 1996         May 4, 1982
                                                                      to                   to             (inception) to
                                                                 Nov. 30, 1997        Nov. 30, 1996        Nov. 30, 1997
                                                                 -------------        -------------        -------------

Cash used for:

Net loss                                                          $   (248,600)        $   (661,500)        $(13,827,600)
Less items not affecting
  working capital -
   Loss on investments                                                    --                   --                120,100
   Depreciation and amortization                                                                300              174,100
   Common stock options issued
     below market price                                                                     427,300              726,200
   Stock grants                                                           --                   --                213,500
   Loss on disposal of fixed assets                                       --                   --                 37,600
   Minority interest in loss of subsidiary                                                                      (329,800)
   Subsidiary stock issued to minority                                    --                   --                284,600
   Subsidiary common stock options issued to
     minority issued below market price                                   --                   --                202,700
   Allocation to parent of additional paid-in capital                     --                   --
     from issuance of minority stock options and grants                                                         (274,000)
   Write-off Deferred stock offering costs                                --                   --                154,300
                                                                  ------------         ------------         ------------
Cash used for development
  stage activities                                                    (248,600)            (233,900)         (12,518,300)
Long-term debt becoming current                                           --                   --                 (1,500)
Repayment of long-term debt                                               --                   --                (25,800)
Purchase of equipment, furniture
  and leasehold improvements                                              --                   --               (215,100)
Investments                                                               --                   --               (120,100)
Reclassification of long-term
  advances from (repayments to)
  parent to short-term advances                                           --                   --                (54,500)
Deferred offering costs                                                   --                   --               (154,300)

Advances from (to) officer                                                --                   --                      0
                                                                  ------------         ------------         ------------
                                                                      (248,600)            (233,900)         (13,089,600)
                                                                  ------------         ------------         ------------


                               See accompanying notes to consolidated financial statements.



                         MEDITECH PHARMACEUTICALS, INC.
                 (A MINORITY OWNED DEVELOPMENT-STAGE ENTERPRISE
                               OF PETRO-MED INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

     THE ACCOMPANYING BALANCE SHEET, AS OF NOV. 30, 1997, AND THE STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE, OF SHAREHOLDERS' EQUITY (DEFICIT) AND OF CHANGES IN FINANCIAL POSITION FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) THROUGH NOV. 30, 1997, AND THE RELATED STATEMENT OF SHAREHOLDERS' DEFICIT FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOV. 30, 1997, ARE UNAUDITED, BUT IN THE OPINION OF MANAGEMENT INCLUDE ALL ADJUSTMENTS NECESSARY FOR THE FAIR PRESENTATION OF THE FINANCIAL POSITION, RESULTS OF OPERATIONS AND THE DEFICIT ACCUMULATED FOR THE INTERIM PERIODS PRESENTED. ALL ADJUSTMENTS ARE OF A NORMAL AND RECURRING NATURE.

     PROFESSIONAL FEES INCLUDE LEGAL FEES, ACCOUNTING FEES AND LEGAL PRINTING FEES. THOSE FEES WHICH ARE NOT SUBJECT TO DISPUTE WILL BE PAID, IN WHOLE OR IN PART, UPON REFINANCING OF THE COMPANY, IF ANY.

NOTE 2 - INCOME TAXES:

     NO PROVISION FOR STATE AND FEDERAL INCOME TAXES IS REQUIRED FOR THE PERIOD MAY 4, 1982 (INCEPTION) THROUGH NOV. 30, 1997, AS THE COMPANY'S OPERATIONS DID NOT GENERATE TAXABLE INCOME FOR TAX OR FINANCIAL REPORTING PURPOSES.

NOTE 3 - ADVANCES TO PARENT:

     AT NOV. 30, 1997, THE COMPANY WAS INDEBTED TO PETRO-MED INC. IN THE AMOUNT OF $2,815,900. THESE ADVANCES ARE REPAYABLE WITH INTEREST AT 9% PER ANNUM AS
FOLLOWS: $36,000 ON THE SECOND ANNIVERSARY OF THE COMPLETION OF THE REFINANCING OF THE COMPANY, IF ANY (SEE NOTE 4), AND THE BALANCE ON DEMAND. PETRO-MED HAS FILED A CHAPTER XI BANKRUPTCY PETITION, WHICH WAS CONVERTED TO A CHAPTER VII ON AUGUST 26, 1992.

NOTE 4 - NEED FOR ADDITIONAL FINANCING:

     FOR THE PERIOD MAY 4, 1982 (INCEPTION) THROUGH NOV. 30, 1997, THE COMPANY HAD AN ACCUMULATED DEFICIT OF $13,703,200. THE COMPANY IS CURRENTLY EXPERIENCING SEVERE CASH FLOW DIFFICULTIES, AND ANTICIPATES SUBSTANTIAL ADDITIONAL CASH EXPENDITURES WILL BE REQUIRED TO CONTINUE ITS RESEARCH AND DEVELOPMENT ACTIVITIES.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEVELOPMENT-STAGE ACTIVITIES

     THE COMPANY IS IN THE DEVELOPMENT STAGE AND ACCORDINGLY HAS HAD NO SIGNIFICANT REVENUES. ITS PRINCIPAL DEVELOPMENT ACTIVITIES FROM MAY 4, 1982 (INCEPTION) THROUGH NOV. 30, 1997, HAVE BEEN EFFORTS TO SECURE FINANCING, CREATE A MANAGEMENT AND BUSINESS STRUCTURE, AND DEVELOP AND TEST VIRAPLEX (R) AND MTCH-24 (TM).

     AS OF NOV. 30, 1997, APPROXIMATELY $11,604,600 HAD BEEN EXPENDED BY THE COMPANY IN CARRYING OUT ACTIVITIES RELATING TO THE DEVELOPMENT AND TESTING OF VIRAPLEX (R) AND MTCH-24 (TM). THIS TOTAL INCLUDES $1,347,800 FOR CLINICAL TRIALS, $489,300 FOR RESEARCH AND DEVELOPMENT, $4,681,400 FOR COMPENSATION, $1,276,600 FOR PROFESSIONAL FEES AND $3,809,500 FOR GENERAL AND ADMINISTRATIVE EXPENSES, INCLUDING FEES TO CONSULTANTS.

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

                                       MEDITECH PHARMACEUTICALS, INC.
                                       (REGISTRANT)

DATED: DECEMBER 15, 1997               BY: /s/  Cynthia s. Kern
                                         ---------------------------------------
                                         CYNTHIA S. KERN, PRESIDENT
                                         AND ACTING CHIEF FINANCIAL OFFICER