Form 10-K
period 1998-05-31
MEDITECH PHARMACEUTICALS INC
filed 1998-08-31
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
-------------------------                                 ----------------------
     MAY 31, 1998                                                0-12561

                         MEDITECH PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



   NEVADA                                                         95-3819300
---------------                                              -------------------
(STATE OR OTHER                                              (I.R.S.EMPLOYER
JURISDICTION OF                                              IDENTIFICATION NO.)
ORGANIZATION)


10105 E. VIA LINDA, #103-382      SCOTTSDALE, AZ                     85258
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

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

$2,426,063.73 (COMPUTED ON THE BASIS OF $.0285 PER SHARE OF COMMON STOCK) AS OF MAY 31, 1998.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

119,016,925 SHARES OF $.001 PAR VALUE COMMON STOCK AS OF MAY 31, 1998.



                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

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

Viraplex(R), which is intended to be administered orally in capsule form as a prescription treatment for oro-facial and genital Herpes simplex virus infections, is in an advanced phase (the third of three phases) of clinical testing for safety and effectiveness in humans although such clinical testing has been suspended pending refinancing of the Company. See "Government Regulation" and "Products Undergoing Research, Testing and Development." The Company believes that for the long term MTCH-24(tm) May be used to treat a broad range of conditions in humans, plants and animals caused by viruses (e.g., Herpes simplex and Influenza in humans), fungi (e.g., Aspergillus, a major cause of spoilage of stored corn and grain) and bacteria (e.g., Streptococcus and Staphylococcus infections in humans and animals). For the short term, upon the receipt of refinancing, if any (see above), the Company plans to continue the research and testing associated with obtaining FDA approval of Viraplex(R) and, in order to generate positive cash flow, to develop and bring to market as rapidly as possible two types of products containing MTCH-24(tm): over-the-counter (non-prescription) products for the treatment of oro-facial herpes infections (cold sores) and acne (collectively, the "OTC Products"), and agricultural products for the treatment of viral, bacterial and fungal infections in plants (the "Agricultural Products"). The Company plans to use revenues from the OTC Products and Agricultural Products, if and when generated, to fund additional research, development and testing necessary to exploit MTCH-24(tm) for uses other than the OTC Products and Agricultural Products. The Company has licensed rights to the use of MTCH-24(tm) against three viruses, the AIDS virus, Epstein-Barr virus and Cytomegalovirus to Viral Research Technologies, Inc. No revenues apart from the initial licensing fees have been received under this license. See "Certain Relationships and Related Transactions". This license has expired.


History
---------

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

Based upon research by Gerald N. Kern, and at his direction, commencing in late 1983 the Company tested a number of other drugs to determine their effectiveness, if any, against herpes simplex virus and other organisms. One of those drugs, which is the active ingredient in MTCH-24(tm), was found to be effective in vitro against herpes simplex virus. Subsequent testing showed that the drug was effective against a broad range of enveloped viruses as well as selected bacteria and fungi. The active ingredient of MTCH-24(tm) is a chemically synthesized drug which is readily available in over-the-counter products of other companies but in a different dosage and delivery system for treatment of disorders unrelated to its proposed use by the Company as an antimicrobial agent. The active ingredient can be produced in large quantities at a relatively low cost. The Company believes that the active ingredient in MTCH-24(tm) in the capsule forms currently available from other companies is not intended for use as an antimicrobial agent. In addition absorption of the drug in its current capsule forms does not yield sustained concentrations throughout the body required to render it effective as an antimicrobial agent. To render the drug effective for treating a variety of viral, bacterial and fungal infections, the Company, upon refinancing, if any, plans to develop a delivery system which would employ a capsule thee would provide controlled release of the active ingredient from the intestinal tract into the bloodstream, and, from there, to the site of the infection.

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

     Once clinical testing has been completed pursuant to an IND, the applicant files an NDA with the FDA. The NDA contains information concerning the chemical structure of the drug, the goal and purpose of the drug, and data from all animal and human tests. The FDA reviews the NDA to determine if the drug is safe and effective and if the applicant can guarantee proper and consistent manufacture of the drug. Again, the time required for FDA action on an NDA varies considerably, depending on the characteristics of the drug, whether the FDA needs more information than is originally provided in the NDA, and whether the FDA finds problems with the evidence submitted. It cannot be predicted how much time will elapse between submission of an NDA and final FDA action, but it is not unusual for the process to take one or two years or more.

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

Viraplex(R) and MTCH-24(tm) Products for Herpes Simplex Viruses
---------------------------------------------------------------

     Herpes is the family name of over 50 related viruses that share common characteristics. The viruses that cause oro-facial (affecting the lips, mouth and face and sometimes called "cold sores") and genital herpes are two members of this group and are classified as Herpes simplex virus Type 1 ("Herpes 1") and Herpes simplex virus Type 2 ("Herpes 2"), respectively. Herpes 1 generally is acquired from contact with a person with an active cold sore, while Herpes 2 generally is sexually transmitted. The primary episode of infection with Herpes 1 or 2 is often quite severe, lasting two to three weeks or more, and causing swollen lymph nodes, neuritis and neuralgia, as well as painful skin lesions. The herpes virus remains in the body in a dormant state following initial infection. Many patients experience intermittent recurrence of the infection due to reactivation of the latent virus, although subsequent episodes may differ from the primary episode in severity and duration. Infections due to Herpes 1 and 2 have now been recognized as reaching epidemic proportions within the United States, estimated to affect more than 50 million Americans.

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

     Pursuant to an agreement dated as of the 26th day of January, 1987, the Company licensed rights to the use of MTCH-24(tm) against three viruses, the aids virus (hiv), Epstein-Barr virus and cytomegalovirus to VRT, Inc., a Nevada corporation ("VRT"). In addition to the license Meditech granted options to American Medical Venture Capital Group ("AMVCG") to purchase 7,500,000 shares of Meditech's common stock at 5.04 per share. These options and the license have expired. AMVCG provided the initial funding for VRT, Inc. In return for the license, in addition to the share ownership in VRT, Meditech received an advance minimum royalty of $150,000, the right to receive $50,000 on the first day of April, May and June, 1987 and an overriding royalty of 6% of net sales, as defined in the agreement, if any, of the licensed products. As of May 31, 1994, approximately $99,199 are still owing under the agreement. On April 30, 1987, VRT, Inc. was combined through statutory merger with Viral Research

Technologies, Inc. ("Viral"), a Nevada corporation, which became the surviving corporation. Viral issued 15,000,000 shares of its restricted common stock in exchange for 200,000 shares, the total shares outstanding, of VRT, Inc. Viral was an inactive public shell, which at the date of the merger had an accumulated deficit of $5,000. in connection with the combination, there was no step-up in basis to the assets of Meditech Pharmaceuticals, Inc. and its subsidiaries. After the merger, the Company owned 37.2 percent of the surviving corporation. See note 15 to the consolidated financial statements.

     Preliminary testing of MTCH-24(tm) was conducted at the Northwick Park Hospital, in association with the Harrow Health Authority of Harrow, England, for effectiveness against human immunodeficiency virus (hiv) the virus believed to cause aids (acquired immunodeficiency syndrome). Testing will be completed upon refinancing, if any.

     There are numerous categories of bacteria which may cause serious or fatal infections in humans and animals. Streptococcus is the principal cause of bacterial sore throats and a major cause of skin infections in humans. Various types of staphylococci are the principal cause of wound infections, boils and other skin infections in humans and mastitis in dairy cows. Various types of corynebacterium contribute causally to acne and diphtheria in humans, while other types cause pseudotuberculosis in sheep, horses, and cattle. MTCH-24(tm) is being tested by the Company under an IND for its bacteriostatic properties. The Company has been notified by the FDA that clinical studies to further determine the effectiveness of MTCH-24(tm) against certain types of bacteria may be initiated. Clinical investigations for this application of MTCH-24(tm) must be completed before an NDA may be filed.

     On June 3, 1993, the Company received a report from the Department of Health and Human Services and the National Cancer Institute regarding their ongoing testing of the Company's drug. Trials show activity against three types of tumors by inhibiting growth and killing tumor cells. These are new areas of activity and the Company will need additional financing to obtain patent protection before releasing more specific information. The Company's drug is one of ten to fifteen which have shown positive results in the Government's in vitro testing of these human cancer cells. This testing has been suspended pending the development of a more soluble form of the drug. In 1997 and 1998, research was conducted at the University of London School of Pharmacy resulting in the development of a more soluble form of Viraplex(R). The Company has notified the testing laboratory for NCI of this development and has requested that testing resume using the new form of the compound.

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

     As to Viraplex(R) in capsule form and the proposed MTCH-24(tm) products as treatments for herpes infections, there is presently available by prescription an FDA-approved product for the treatment of herpes infections sold by Burroughs-Wellcome Co. under the name Zovirax (Acyclovir). FDA approval of Zovirax is limited to selected cases of genital and mucocutaneous herpes and also to specific usage and duration of treatment. Management is aware that some of the herpes products proposed to be developed by other companies are vaccines intended to prevent infection by herpesviruses. No such vaccines have yet been approved by the FDA. On the basis of data accumulated to date, management is not aware of any proposed vaccines which, if successfully developed and approved by the FDA for sale in the United States, would be effective in treating the symptoms of persons who presently suffer from recurrent herpes infections. Treatment of persons presently afflicted with recurrent herpes infections is the primary focus of the Viraplex(R) product being developed by the Company. It is likely that sales of additional FDA-approved competitive products for the treatment of herpes infections would have a material adverse effect on the Company.

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


      The Company previously entered into licensing and distribution agreements for Viraplex(R) in some European countries and for MTCH-24(tm) in Canada. Those agreements produced no revenue for the Company. The Viraplex(R) agreement expired on July 31, 1986. No sales were made under the agreement and the Company elected to account for any royalty income under this agreement on the cash basis. No royalties are anticipated. In February, 1986, the Company notified the licensee for MTCH-24(tm) in Canada that the agreement was terminated. This termination was disputed by the license, but no liitigation ensued. The Company also had entered into an agreement with Colgate Venture Company, Inc. to test MTCH-24(tm) for the purpose of developing commercial topical skin products. This agreement was mutually rescinded on April 27, 1989.

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

Employees
---------

     As of August 29, 1998, the Company had two part-time non-medical employees, one of whom was also an executive officer. The Company also had eleven consultants who devoted up to 10% of their time to the affairs of the Company. The consultants, most of whom are not currently providing services to the Company, included one physician who was involved in clinical medical research, one Ph.D. involved in pre-clinical toxicologic research, and ten who were involived in financial and business matters. Consultants to the Company are compensated variously on an hourly, daily or per-job basis for professional services rendered, many by stock options or grants, pursuant to written or oral agreements between the individual consultant and the Company. It is anticipated that the presently inactive consultants will resume their activities on behalf of the Company upon the receipt of refinancing, if any.

Patents
-------

     The process for obtaining a United States patent begins with the filing of a patent application in the U. S. Patent and Trademark office. The patent laws provide that new methods for using a known composition of matter may be patented by the discoverer of the new method. The patent application is examined by a patent examiner who may reject or allow all or some of the claims of the patent application. Applicants may submit arguments in writing to attempt to persuade the patent examiner to allow the rejected claims or may amend those claims to attempt to overcome the rejections. If the applicants' arguments or amendments are unsuccessful, applicants may appeal the rejections to the United States Patent and Trademark office board of patent appeals and interferences, to the United States Court of Appeals for the federal circuit, and finally to the United States Supreme Court. At any stage in this process, allowed claims may be issued in a United States patent.

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

     On August 18, 1988, Sergei Givotovsky commenced an action entitled Sergei Givotovsky against Gerald N. Kern, Petro-Med Inc. and Meditech Pharmaceutical's, Inc. in the United States district court, southern district of New York. Mr. Givotovsky seeks damages for an alleged breach of a settlement agreement among the parties and for fraud, among other things. See security ownership of certain beneficial owners and management. Mr. Givotovsky is seeking the value of 1,669,293 shares of the Company's common stock but in no event less than $625,000 plus interest, plus $128,000, a constructive trust on future sales of Meditech stock, $1,000,000 in punitive damages, plus legal fees, interest and expenses. The Company, Petro-Med and Gerald N. Kern have cross-complained against Mr. Givotovsky and intend to vigorously defend against the complaint. The entire matter is inactive and has been off calendar for approximately five years. Management lacks sufficient information at this time to evaluate the amount, if any, for which the Company, Petro-Med or Gerald N. Kern may be liable.

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

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's common stock is traded on the over-the-counter market. On August 29, 1996, the average closing bid price for the common stock of the Company was $.02. The high and low closing bid prices therefore during the quarterly fiscal periods indicated were as follows:

Quarter Ended                             Low Bid          High Bid
-------------                             -------          --------

February 28, 1993                           .01              .08
May 31, 1993                                .03              .07
August 31, 1993                             .03              .07
November 30, 1993                           .03              .05

February 28, 1994                           .02              .03
May 31, 1994                                .02              .03
August 31, 1994                             .025             .05
November 30, 1994                           .02              .02

February 28, 1995                           .02              .02
May 31, 1995                                .015             .015
August 31, 1995                             .015             .022
November 30, 1995                           .01              .02

February 29, 1996                           .01              .015
May 31, 1996                                .01              .14
August 31, 1996                             .02              .07
November 30, 1996                           .01              .04

February 28, 1997                           .01              .03
May 31, 1997                                .01              .03
August 29, 1997                             .01              .03
 November 28, 1997                          .01              .015

February 27, 1998                           .01              .011
May 29, 1998                                .01              .039

Some of the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's common stock was reported on Nasdaq through April 30, 1986, at which time it was deleted because of failure to meet the minimum capital and surplus and asset requirements of the Nasd by-laws.

     As of August 29, 1998, there were 3208 holders of record of the Company's outstanding shares of common stock.

     The Company has not paid any dividends to its shareholders and has no present intention of changing this policy.

Item 6. Selected Financial Data
-------------------------------

     The following consolidated selected financial data, insofar as it relates to each of the fiscal years ended May 31, 1983 through 1998, has been derived from annual financial statements including the consolidated balance sheets at May 31, 1997, and 1998, and the related consolidated statements of net loss and deficit accumulated during development stage, of shareholder's equity (deficit) and of changes in cash for the fifteen fiscal years ended May 31, 1998 and notes thereto appearing elsewhere herein. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto.

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

------------------------------------------------------------------------------------------------------------------------------------

                                               Twelve month       Twelve month     Twelve month      Twelve month      Twelve month
                                               period ended       period ended     period ended      period ended      period ended
                                               May 31, 1988       May 31, 1989     May 31, 1990      May 31, 1991      May 31, 1992
                                               ------------       ------------     ------------      ------------      ------------
Results of Operations:
Net loss and deficit accumulated
 during development stage                        (4,880,200)      ($  641,400)      ($  522,100)      ($  479,100)      ($  483,100)

Net loss and deficit accumulated
 during development stage per
 share of common stock                                (0.01)            (0.01)            (0.01)            (0.01)            (0.01)

Consolidated Balance Sheet Data:
                                                May 31, 1988      May 31, 1989      May 31, 1990      May 31, 1991      May 31, 1992
                                                ------------      ------------      ------------      ------------      ------------

Working Capital (deficit)                      ($ 2,154,100)     ($ 2,545,000)     ($ 3,053,100)     ($ 3,457,400)     ($ 3,911,400)

Total assets                                    $    59,000       $    86,800       $    35,600       $     5,300       $    26,800

Long-term debt                                  $         0       $         0       $         0       $         0       $         0

Total liabilities                               $ 2,163,900       $ 2,597,100       $ 3,054,900       $ 3,462,100       $ 3,935,300

Shareholders' equity (deficit)                 ($ 2,577,400)     ($ 2,698,800)     ($ 3,210,300)     ($ 3,648,100)     ($ 4,099,800)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           From
                                      Twelve month       Twelve month     Twelve month   Twelve month    Twelve month  May 4, 1982
                                      period ended       period ended     period ended   period ended    period ended (inception) to
                                      May 31, 1993       May 31, 1994     May 31, 1995   May 31, 1996    May 31, 1997  May 31, 1997
                                      ------------       ------------     ------------   ------------    ------------  ------------
Results of Operations:
Net loss and deficit accumulated
 during development stage             ($   449,400)      ($   753,900)   ($   515,600)   ($   501,600)  ($    957,400) ($13,579,000)

Net loss and deficit accumulated
 during development stage per
 share of common stock                       (0.01)             (0.01)          (0.01)          (0.01)          (0.01)        (0.01)

Consolidated Balance Sheet Data:
                                      May 31, 1993       May 31, 1994    May 31, 1994    May 31, 1995    May 31, 1996  May 31, 1997
                                      ------------       ------------    ------------    ------------    ------------  ------------

Working Capital (deficit)             ($ 4,360,100)      ($ 4,897,600)   ($ 4,897,600)   ($ 5,390,100)  ($  5,900,100) ($ 6,429,700)

Total assets                           $     2,900        $     2,700     $     2,700     $     1,700    $      1,100   $       600

Long-term debt                         $         0        $         0     $         0     $         0    $          0   $         0

Total liabilities                      $ 4,360,800        $ 4,898,700     $  ,898,700     $ 5,399,700    $  5,900,700   $  6,430,30

Shareholders' equity (deficit)        ($ 4,549,200)      ($ 5,087,300)   ($ 5,087,300)   ($ 5,589,300)   ($ 6,090,900) ($ 6,621,000)

                                                               21

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

     The Company requires additional funds with which to carry out its operations and is now in discussions with a number of financing sources in order to raise the needed capital. The Company requires approximately $3,000,000 in financing to develop and market proposed over-the-counter products from MTCH-24(TM) to complete and analyze the Viraplex(R) clinical studies and to begin worldwide efforts to secure a licensee or joint venture partner for marketing the drugs if and when approved. There can be no assurance that such funds will be available. Failure to receive such funds would have materially adverse consequences for the Company.

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

                                                                      Year
                                                                      First
Name                               Age        Office                  Elected
----                               ---        ------                  -------

Gerald N. Kern                     60         Chairman of the Board   1982
                                              of Directors
Stanton G. Axline, M.D.            63         Medical Director        1983

Cynthia S.Kern                     48         President, Chief        1995
                                              Executive Officer,
                                              Acting Chief Financial
                                              Officer

                                              Secretary               1983

Lester F. Goldstein, Ph.D.         54         Director                1983

Harry Hall                         63         Director                1990

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

Previously, from 1986 to 1989, he served as as Program Manager of high technology advanced programs in the Satellite and Space Electronics Division of Rockwell International. He served as Director of Electro-Optics for the Satellite Systems Division of Rockwell International from 1981 to 1985. From 1985 to 1986 he served as Chief Scientist in the division. He was responsible for managing advanced technology, planning and development for the division's programs. From 1978 to 1981 he was Program Manager at Hughes Aircraft overseeing various radar and sensor projects. Dr. Goldstein obtained a B.A. degree from Hofstra University in physics and mathematics and M.S. and Ph.D degrees in physics from Polytechnic University of New York. He has been a director of Meditech since March, 1983.

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

Item 11. Executive Compensation
-------------------------------

     The following table sets forth all cash compensation for the fiscal year ended May 31, 1998, for (1) each of its most highly compensated Executive Officers whose aggregate cash compensation exceeded $60,000 and (11) all Executive Officers of the Company as a group.

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

                                       27





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


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     As of August 31, 1998, Petro-Med owned 26,256,794 shares of common stock of
the  Company,   which  constitutes   approximately  22.82%  of  the  issued  and
outstanding  stock of the Company.  Petro-Med  has filed a Chapter XI bankruptcy petition which was converted to a Chapter VII on August 26, 1992.




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

     The following table sets forth, as of August 31, 1998, certain information concerning the ownership of shares of the Company's common stock by persons owning more than 5% of the outstanding shares of the common stock and the directors of the Company and by directors and officers as a group.

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

     The following table sets forth, as of August 31, 1998, the shares of common stock of Petro-Med owned of record and beneficially by the directors of the Company and by all such officers and directors of the Company as a group:

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     On July 24, 1982, Petro-Med Inc. and the shareholders of Medical Technology Corporation of America, Inc. ("MTCA"), the Company's predecessor, entered into an agreement (the "Option Agreement") whereby Petro-Med obtained an option to acquire all the outstanding shares of MTCA. The consideration for the Option Agreement was a loan of $295,000 to MTCA and the payment of $5,000 to the shareholders of MTCA. Funds for the $295,000 loan were obtained by the prior management of Petro-Med, from a private placement of Petro-Med stock. Gerald N. Kern had no relationship with, and had not engaged in any transactions with, Petro-Med prior to July 24, 1982. The $295,000 loan to MTCA was evidenced by a promissory note dated August 5, 1982 which provided for the payment of principal on August 5, 2002 and annual interest payments thereon at the rate of 9% per annum commencing August 5, 1983. The Option Agreement provided that Petro-Med could convert the $295,000 note into 5% of the equity of MTCA. The Option Agreement also provided that in the event of the exercise of the option, Petro-Med would issue to the MTCA shareholders 51% of the outstanding shares of the common stock of Petro-Med in exchange for all of the shares of MTCA. The principal shareholders of MTCA at the time were Business Development Associates, Inc. (controlled by Joseph Michaelson, Ph.D.), FSL Cosmetics, Ltd. (controlled by Gerald N. Kern), Sergei Givotovsky, and Lakestone Acceptance Corporation (controlled by Lewis H. Rosenberg). Gerald N. Kern and Lewis H. Rosenberg were officers and directors of MTCA at the time of the transaction. MTCA and Petro-Med had no board members in common at that time. The purpose of the above transactions was to provide funding for the continued operation of MTCA. The Company believes that the consideration to MTCA for the option was as favorable as could be obtained from other companies with which MTCA was negotiating at that time. No independent valuation of the option granted to Petro-Med was established. MTCA's significant asset was its right to Viraplex(R) which Dr. Michaelson had previously purported to assign to MTCA as its sole inventor.

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

     In March, 1983, Petro-Med loaned the Company $100,000 for one year, with interest payable at a rate equal to one percent above the prime rate at the Wells Fargo Bank in San Francisco, California. During the second half of fiscal 1984, this loan was repaid in full and from time to time since then the Company has advanced funds and has had funds advanced to it on an unsecured demand basis, at 9% per annum, to and from Petro-Med. The purpose of these advances was to allow the Company to continue its operations. A substantial portion of these funds was obtained by Petro-Med through exempt private sales of restricted stock, sales pursuant to exemption from registration under the Securities Act of 1933, by virtue of rule 144 promulgated under that Act, of the Company's common stock owned by Petro-Med and loans to Petro-Med. $559,990 of amounts owed by the Company to Petro-Med was converted into 10,000,000 shares of common stock in June, 1986 at the request of the Company's then proposed underwriter. At May 31, 1997, the Company was indebted to Petro-Med in the principal sum of $3,011,700. see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." At the time such loans were made, Gerald N. Kern was the only common director of the Company and Petro-Med. The entire balance in loans is repayable with interest at 9% per annum as follows:
$36,000 on the second anniversary date of the Company's refinancing and the balance on demand. Petro-Med obtained these funds through borrowings convertible into and/or options to purchase an aggregate of 1,533,333 shares of the Company's common stock presently owned by Petro-Med, and through exempt private sales and rule 144 sales of restricted shares of common stock of the Company owned by Petro-Med.

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

     In August, 1984, Gerald Kern assigned to the Company all his rights as an inventor of Viraplex(R) (which include the rights to make, use and sell the inventions embodied in patent applications relating to Viraplex(R), the right to prosecute such patent applications in the United States Patent Office, including the right to file continuations, divisions and foreign patent applications based on the U. S. patent applications, all right, title and interest in and to any patent that issues from the U. S. or related applications, the right to prevent others from making, using or selling the inventions embodied in the patent, and the rights to any commercially viable products resulting from testing of Viraplex(R)). A patent application had initially been filed showing Dr. Michaelson as the sole inventor. Thereafter, litigation with respect to this patent application and other matters developed among the Company, Petro-Med,
Gerald Kern, Dr. Michaelson and others. In partial settlement of that litigation, Dr. Michaelson agreed to recognize Mr. Kern as co-inventor of Viraplex(R) and to surrender to Petro-Med the shares of Petro-Med common stock which he had received in exchange for the assignment of his patent rights in Viraplex(R). The settlement was approved by Drs. Axline and Goldstein as directors or the Company. The shares or Petro-Med stock so surrendered were issued to fir. Kern by Petro-Med. At the time of such issuance there was no active public market for the common stock of Petro-Med and, in addition, the shares issued to Mr. Kern were "restricted' securities" under Rule 144 of the Act. The Company believes that the value of the Petro-Med stock at the time of such issuance to Mr. Kern was nominal, Mr. Kern received no cash or tangible property from the Company in exchange tor the assignment of his patent rights. Costs incurred by Mr. Kern in co-inventing Viraplex(R) were nominal. The purpose or Mr. Kern's assignment was to confirm the Company's rights to its principal asset, Viraplex(R). The Company required this additional comfort when patent counsel determined that Mr. Kern could be deemed the sole inventor or a co-inventor of Viraplex(R). The assignment was approved by Drs. Axline and Goldstein, as directors of the Company.

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

                                     Dated: August 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and or the class indicated.


/s/  Gerald N. Kern                            Dated: August 25, 1998
---------------------------------
Gerald N. Kern, Chariman of
The Board of Directors

 /s/  Cynthia N. Kern                          Dated: August 25, 1998
---------------------------------
Cynthia S. Kern, President,
Chief Executive Officer and
Acting Chief Financial and
Accounting Officer

/s/  Harry Hall                                Dated: August 25, 1998
---------------------------------
Harry Hall, Director

/s/  Lester F. Goldstein                       Dated: August 25, 1998
---------------------------------
Lester F. Goldstein, Ph.D.
Director

                         MEDITECH PHARMACEUTICALS, INC.
                         ------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                   ------------------------------------------

FINANCIAL STATEMENTS                                                 PAGE
--------------------                                                 ----

OPINION OF INDEPENDENT ACCOUNTANTS                                   F-l

CONSOLIDATED BALANCE SHEET -
 MAY 31, 1997 AND 1998                                               F-3

CONSOLIDATED STATEMENT OF NET LOSS AND DEFICIT
 ACCUMULATED DURING DEVELOPMENT STAGE FOR THE TWELVE
 MONTH PERIODS ENDED MAY 31, 1998, 1997, AND 1996                    F-4

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (DEFICIT) FROM MAY 4, 1982 (INCEPTION) TO
 MAY 31, 1998                                                        F-5

CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
 FOR THE TWELVE MONTH PERIODS ENDED MAY 31, 1998, 1997,
 AND 1996                                                            F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-9

FINANCIAL STATEMENT SCHEDULES
-----------------------------

AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
 UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER
 THAN RELATED PARTIES
 (SCHEDULE 11)                                                       F-23

PROPERTY, PLANT AND EQUIPMENT
(SCHEDULE V)                                                         F-24

ACCUMULATED DEPRECIATION, DEPLETION AND
 AMORTIZATION OF PROPERTY, PLANT AND
 EQUIPMENT (SCHEDULE Vl)                                             F-25

                                  ROY A. COHEN
                          CERTIFIED PUBLIC ACCOUNTANT
             --------------------------------------------------------
                   8912 OAK TRAIL DRIVE, SANTA ROSA, CA 95409


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

THE BOARD OF DIRECTORS
MEDITECH PHARMACEUTICALS, INC. (A SUBSIDIARY OF PETRO-MED INC.)

I HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF MEDITECH PHARMACEUTICALS, INC. AND ITS CONSOLIDATED SUBSIDIARIES ("COMPANY") AS OF MAY
31, 1998, AND MAY 31, 1997, AND THE RELATED CONSOLIDATED STATEMENT OF NET LOSS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE, SHAREHOLDERS' EQUITY (DEFICIT), CHANGES IN FINANCIAL POSITION AND THE FINANCIAL STATEMENT SCHEDULES AS INDICATED IN THE ACCOMPANYING INDEX FOR THE YEARS ENDED MAY 31, 1996, MAY 31, 1997 AND MAY 31, 1998. THESE FINANCIAL STATEMENTS AND SCHEDULES ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. MY RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS AND SCHEDULES BASED ON MY AUDIT.

I CONDUCTED MY AUDIT IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT I PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS AND SCHEDULES ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ESTIMATES MADE BY MANAGEMENT AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. I BELIEVE THAT MY AUDIT PROVIDES A REASONABLE BASIS FOR MY OPINION.

IN MY OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF MEDITECH PHARMACEUTICALS, INC. AND ITS SUBSIDIARIES AS OF MAY 31, 1998, AND THE RESULTS OF THEIR OPERATIONS AND THE CHANGES IN THEIR FINANCIAL POSITION FOR THE YEARS THEN ENDED IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. FURTHER, IN MY OPINION, THE FINANCIAL STATEMENT SCHEDULES REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS IN RELATION TO THE FINANCIAL STATEMENTS TAKEN AS A WHOLE, THE INFORMATION STATED THEREIN IN CONFORMITY WITH THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE COMMISSION.

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

IN CONNECTION WITH THE EXAMINATION, I HAVE AUDITED THE STATEMENTS OF NET LOSS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE AND CHANGES IN FINANCIAL POSITION, THE COMBINATION OF THE AMOUNTS FOR THE YEARS ENDED MAY 31, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989, 1988, 1987, 1986, 1985, 1984,
1983, AND MAY 4, 1982 (INCEPTION), (ALL EXAMINED BY OTHER AUDITORS, EXCEPT 1989 THROUGH 1998), TO DISCLOSE THE DEVELOPMENT STAGE ACTIVITIES OF THE COMPANY FROM INCEPTION TO DATE AS REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. BASED ON THIS REVIEW, I BELIEVE THAT THE COLUMN DESCRIBED AS DEVELOPMENT STAGE PERIOD FROM MAY 4, 1982, TO MAY 31, 1998, IN THE CONSOLIDATED STATEMENTS OF NET LOSS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE AND STATEMENTS OF CHANGES IN FINANCIAL POSITION OF THE COMPANY ARE APPROPRIATELY PRESENTED.


                                     By: /s/  Roy A. Cohen
                                        ----------------------------------------
                                        ROY A. COHEN
                                        CERTIFIED PUBLIC ACCOUNTANT



SANTA ROSA, CALIFORNIA
AUGUST 19, 1998


                                    MEDITECH PHARMACEUTICALS, INC.
                                  (A Development-Stage Enterprise)
                                     CONSOLIDATED BALANCE SHEET

                                                                    May 31,                May 31,
                                                                     1998                   1997
                                                                 -----------             -----------

ASSETS

Current assets:
  Cash, including interest-bearing accounts                             --
  Prepaid assets and other current assets                                600                     600
                                                                 -----------             -----------
          Total current assets                                           600                     600
Due from officer                                                        --
Equipment and furniture, net                                            --
                                                                 -----------             -----------
TOTAL
                                                                         600                     600
                                                                 ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                            1,082,000                 990,600
  Accrued professional fees                                          635,300                 635,300
  Accrued laboratory expenses                                         33,900                  33,900
  Accrued compensation                                             2,151,600               1,946,000
  Advances from parent                                             3,011,700               2,753,500
  Advances from affiliate                                                  0                       0
  Current portion of long-term debt                                        0                       0
  Loan payable                                                        71,000                  71,000
                                                                 -----------             -----------
          Total current liabilities                                6,985,500               6,430,300

Long-term debt
                                                                 -----------             -----------
                                                                   6,985,500               6,430,300
                                                                 -----------             -----------
Minority interest                                                    191,300                 191,300

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock - $.001 par value, 25,000,000 shares
    authorized, none issued or outstanding
  Common stock - $.001 par value,  400,000,000 shares
    authorized:  May 31, 1997, 119,016,925  shares
    issued and to be issued; May 31, 1998, 119,016,925
    shares issued and to be issued                                   119,000                 119,000
  Additional paid-in capital                                       6,839,000               6,839,000
  Deficit accumulated during development stage                   (14,134,200)            (13,579,000)
                                                                 -----------             -----------
          Total shareholders' equity (deficit)                    (7,176,200)             (6,621,000)
                                                                 -----------             -----------
TOTAL                                                                    600                     600
                                                                 ===========             ===========



                   See accompanying notes to consolidated financial statements




                                           MEDITECH PHARMACEUTICALS, INC.
                                          (A Development-Stage Enterprise)
                                       CONSOLIDATED STATEMENT OF NET LOSS AND
                                    DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE


                                                                                                           From
                                                         Twelve month    Twelve month    Twelve month      May 4, 1982
                                                         period ended    period ended    period ended    (inception) to
                                                         May 31, 1996    May 31, 1997    May 31, 1998     May 31, 1998
                                                         ------------    ------------    ------------     ------------


Research and development expenditures                            --             --                --           489,300
                                                          -----------    -----------      -----------      -----------

Clinical trials                                                  --             --                --         1,347,800
                                                          -----------    -----------      -----------      -----------

Expenses for efforts to secure financing, establish affiliations with clinics and physicians and formulate a marketing strategy:

    Compensation                                              239,300        240,300          240,300       4,861,000
    Professional fees                                             300         91,400           --         1,276,600
    General and administrative                                  6,300        339,600            6,600       3,815,000
                                                          -----------    -----------      -----------     -----------

                                                              245,900        671,300          246,900       9,952,600
Organization expenses                                            --             --               --            16,300
Loss on investments                                              --             --               --           120,100
Gain on sale of fixed assets                                     --             --               --              (500)
Lawsuit settlement                                               --             --               --            15,000
Write-off of uncollectible note
  receivable                                                     --             --               --           100,000
Interest expense                                              255,700        286,100          308,300       2,557,000
Interest income                                                  --             --               --          (298,500)
Roaylty income                                                                                              (75,000)
Miscellaneous Income                                             --             --               --           (75,100)
Aborted stock offering costs                                     --             --               --           325,400
Gain on early extinguishment of debt                             --             --               --           (10,400)
Minority interest in net loss of subsidiary                      --             --               --          (329,800)
                                                          -----------    -----------      -----------     -----------


Net loss and deficit accumulated during
  development stage                                           501,600        957,400          555,200      14,134,200
                                                          ===========    ===========      ===========     ===========
Net loss and deficit accumulated during
  development stage
  per share of common stock                               $       .01    $       .01      $       .01     $       .16
                                                          ===========    ===========      ===========     ===========

Weighted average number of shares outstanding             103,676,625    117,060,454      119,016,925      88,699,008
                                                          ===========    ===========      ===========     ===========



                              See accompanying notes to consolidated financial statements

                                                        MEDITECH PHARMACEUTICALS, INC.
                                                       (A Development-Stage Enterprise)
                                            CONSOLIDATED STATEMENT FO SHAREHOLDERS'EQUITY (DEFICIT)
                                                   May 4, 1982 (Inception) to May 31, 1998


                                                                                                Deficit
                                                                                              accumulated
                                                                    Additional     Common       during          Note
                                                                     paid-in       stock      development    receivable
                                                  Common stock       capital     subscribed      stage      from officer     Total
                                          ------------------------------------------------------------------------------------------
                                          Shares        Amount
                                          ------        ------
                                        (000's)

   Balance at May 31, 1989                88,988        89,000     6,129,000             0    (8,916,800)            0   (2,698,800)

   Balance at May 31, 1990                89,088        89,100     6,139,500             0    (9,438,900)            0   (3,210,300)
Change in equity of subsidiary
  due to issuance of common stock           --            --            (700)         --            --            --           (700)
Common stock granted for services
  during Fiscal 1991                       3,000         3,000        39,000          --            --            --         42,000
Net Loss, year ended May 31, 1991           --            --            --            --        (479,100)         --       (479,100)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1991                92,088        92,100     6,177,800             0    (9,918,000)            0   (3,648,100)
Change in equity of subsidiary
  due to issuance of common stock           --            --            --            --            --            --              0
Common stock granted for services
  during Fiscal 1992                        --            --            --            --            --            --              0
Sale of stock, February 1992               2,000         2,000        29,400          --            --            --         31,400
Net Loss, year ended May 31, 1992           --            --            --            --        (483,100)         --       (483,100)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1992                94,088        94,100     6,207,200             0   (10,401,100)            0   (4,099,800)
Net Loss, year ended May 31, 1993           --            --            --            --        (449,400)         --       (449,400)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1993                94,088        94,100     6,207,200             0   (10,850,500)            0   (4,549,200)
Common stock granted for services
  during Fiscal 1994                       7,105         7,100       195,000          --            --            --        202,100
Sale of Stock, April 1994                  1,400         1,400        12,300          --            --            --         13,700
Net Loss, year ended May 31, 1994           --            --            --            --        (753,900)         --       (753,900)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1994               102,593       102,600     6,414,500             0   (11,604,400)            0   (5,087,300)
Sale of Stock, Fiscal 1995                 1,088         1,100        12,500          --            --            --         13,600
Net Loss, year ended May 31, 1995           --            --            --            --        (515,600)         --       (515,600)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1995               103,681       103,700     6,427,000             0   (12,120,000)            0   (5,589,300)

Net Loss, year ended May 31, 1996                                                               (501,600)                  (501,600)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1996               103,681       103,700     6,427,000             0   (12,621,600)            0   (6,090,900)

Common stock granted for services
  during Fiscal 1997                      15,335        15,300       412,000        (5,000)                                 422,300
Common stock subscriptions                                                           5,000                                    5,000
Net Loss, year ended May 31, 1997           --            --            --            --        (957,400)          --      (957,400)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May, 31 1997               119,016       119,000     6,839,000             0   (13,579,000)            0   (6,621,000)

Net Loss, year ended May 31, 1998                                                               (555,200)                  (555,200)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1998               119,016       119,000     6,839,000             0   (14,134,200)            0   (7,176,200)
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

                                                   MEDITECH PHARMACEUTICALS, INC.
                                                  (A Development-Stage Enterprise)
                                      CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION


                                                                                                                    From
                                                      Twelve month       Twelve month      Twelve month          May 4, 1982
                                                      period ended       period ended      period ended        (inception) to
                                                      May 31, 1996       May 31, 1997      May 31, 1998         May 31, 1998
                                                      ------------       ------------      ------------         ------------

Cash used for:

  Net loss                                               (501,600)          (957,400)         (555,200)         (14,134,200)
  Less items not affecting
    working capital -
     Loss on investments                                     --                 --                --                120,100
     Depreciation and amortization                            600                500              --                174,100
     Common stock options issued
       below market price                                    --                 --                --                726,200
     Stock grants                                            --                 --                --                213,500
     Loss on disposal of fixed assets                        --                 --                --                 37,600
     Minority interest in loss of subsidiary                 --                 --                --               (329,800)
     Subsidiary stock issued to minority                     --                 --                --                284,600
     Subsidiary common stock options issued to
       minority issued below market price                    --                 --                --                202,700
     Allocation to parent of additional
       paid-in capital from issuance of
       minority stock options and grants                     --                 --                --               (274,000)
     Write-off Deferred stock offering costs                 --                 --                --                154,300
                                                      -----------        -----------       -----------          -----------
  Cash used for development
    stage activities                                     (501,000)          (956,900)         (555,200)         (12,824,900)
  Long-term debt becoming current                            --                 --                --                 (1,500)
  Repayment of long-term debt                                --                 --                --                (25,800)
  Purchase of equipment, furniture
    and leasehold improvements                               --                 --                --               (215,100)
  Investments                                                --                 --                --               (120,100)
  Reclassification of long-term
    advances from (repayments to)
    parent to short-term advances                            --                 --                --                (54,500)
  Deferred offering costs                                    --                 --                --               (154,300)

  Advances from (to) officer                                                                                              0
                                                      -----------        -----------       -----------          -----------
                                                         (501,000)          (956,900)         (555,200)         (13,396,200)
                                                      -----------        -----------       -----------          -----------



                                See accompanying notes to consolidated financial statements.


                                                   MEDITECH PHARMACEUTICALS, INC.
                                                  (A Development-Stage Enterprise)
                                      CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                                                                                                 From
                                                     Twelve month      Twelve month       Twelve month        May 4, 1982
                                                     period ended      period ended       period ended     (inception) to
                                                     May 31, 1996      May 31, 1997       May 31, 1998       May 31, 1998
                                                     ------------      ------------       ------------       ------------


Cash provided by:
  Financing activities --
    Proceeds from long-term debt                            --                --                 --               27,300
    Advances from (repayments to)
      parent and affiliates                              215,900           236,200            258,200          2,906,700
    Issuance of (retirement of)
      common stock                                          --              15,300               --              119,000
    Additional paid-in capital                              --             412,000               --            5,632,900
    Increase in paid-in capital due to
      increase in equity of subsidiary
      due to issuance of common                             --                --                 --              274,100
    Proceeds from sale of warrants                          --                --                 --                  100
    Proceeds from sale of fixed assets                      --                --                 --                3,400
    Proceeds from minority investment in subs               --                --                 --              300,000
    Issuance of common stock for
      repayment of debt to parent                           --                --                 --             (559,900)
                                                     -----------       -----------        -----------        -----------
                                                         215,900           663,500            228,200          8,705,600

Add (subtract) changes in
  components of working capital
  other than cash -
Current portion of long-term debt                           --                --                 --                    0
Note payable                                                --                --                 --                    0
Advances from parent                                        --                --                 --              717,400
Accounts payable                                          78,600            88,000             91,400          1,082,000
Accrued professional fees                                    400              --                 --              635,300
Accrued laboratory expenses                                 --                --                 --               33,900
Accrued compensation                                     206,100           205,400            205,600          2,151,600
Stock subscription proceeds refundable                      --                --                 --                    0
Advances (to) from affiliates                               --                --                 --                    0
Prepaid and other current assets                            --                --                 --                 (600)
Proceeds from loan payable                                  --                --                 --               71,000
                                                     -----------       -----------        -----------        -----------
                                                         501,000           956,900            555,200         13,396,200
                                                     -----------       -----------        -----------        -----------

Net increase (decrease) in cash                                0                 0                  0                 0
Cash at the beginning of the period                            0                 0                  0               --
                                                     -----------       -----------        -----------        -----------

Cash at the end of the period                                  0                 0                  0                  0
                                                     ===========       ===========        ===========        ===========



                             See accompanying notes to consolidated financial statements.



                       THIS PAGE INTENTIONALLY LEFT BLANK

                         MEDITECH PHARMACEUTICALS, INC.

                        (A DEVELOPMENT-STAGE ENTERPRISE)

              TWELVE MONTH PERIODS ENDED MAY 31, 1989, 1990, 1991,
                    1992, 1993, 1994, 1995, 1996, 1997, 1998

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

NOTE 2. NEED FOR ADDITIONAL FINANCING
-------------------------------------

     THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. THE COMPANY HAS INCURRED AN ACCUMULATED NET LOSS THROUGH MAY 31, 1998, OF $14,134,200 AND, AS OF THAT DATE, THE COMPANY'S CURRENT LIABILITIES EXCEEDED ITS CURRENT ASSETS BY $6,984,900. THE COMPANY IS EXPERIENCING SEVERE CASH FLOW DIFFICULTIES AND ANTICIPATES ADDITIONAL CASH EXPENDITURES WILL BE REQUIRED TO CONTINUE ITS RESEARCH AND DEVELOPMENT ACTIVITIES. ACCORDINGLY, THE CONTINUED EXISTENCE OF THE COMPANY IS DEPENDENT UPON ITS ABILITY TO OBTAIN SIGNIFICANT ADDITIONAL WORKING CAPITAL. THE COMPANY IS CURRENTLY SEEKING TO OBTAIN THIS ADDITIONAL WORKING CAPITAL THROUGH EQUITY

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

NOTE 4. ADVANCES TO (FROM) PARENT AND AFFILIATED COMPANIES
----------------------------------------------------------

     ADVANCES TO (FROM) PARENT AND AFFILIATED COMPANIES WERE AS FOLLOWS:

                                               MAY 31,
                                     ---------------------------
                                        1997             1998
                                        ----             ----

      PETRO-MED (NOTE 16)            $(2,753,500)    $(3,011,700)
                                     ===========     ===========



     THE ADVANCES BETWEEN THE COMPANY AND PETRO-MED BEAR INTEREST IN 1995 AT 9% PER ANNUM. INTEREST EXPENSE FOR THE YEARS ENDED MAY 31, 1998 AND 1997, WAS $258,200 AND $236,200, RESPECTIVELY. AT MAY 31, 1998, THE COMPANY WAS INDEBTED TO PETRO-MED INC. IN THE AMOUNT OF $3,047,000. THESE AMOUNTS ARE REPAYABLE WITH INTEREST AT 9% PER ANNUM AS FOLLOWS: $36,000 ON THE SECOND ANNIVERSARY OF THE COMPLETION OF A REFINANCING OF THE COMPANY AND THE BALANCE ON DEMAND.

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

     IN FISCAL 1988 THE COMPANY WAS ADVANCED $8,000 FROM AN AFFILIATED COMPANY. THIS ADVANCE, WHICH BEARS NO INTEREST AND IS UNSECURED, IS DUE ON DEMAND.

NOTE 5. EQUIPMENT AND FURNITURE
-------------------------------

     EQUIPMENT AND FURNITURE ARE COMPOSED OF THE FOLLOWING:

                                                   MAY 31,
                                      ---------------------------------
                                        1996         1997        1998
                                        ----         ----        ----
OFFICE EQUIPMENT AND
FURNITURE                             $135,600     $135,600    $135,600

LESS: ACCUMULATED DEPRECIATION         135,100     $135,600    $135,600
                                      --------     --------    --------
                                      $    500     $      0    $      0
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

     ON DECEMBER 15, 1985, THE COMPANY INCREASED THE COMMON SHARES AUTHORIZED FROM 100,000,000 SHARES TO 150,000,000 SHARES.

     IN JUNE, 1986 THE COMPANY CONVERTED ADVANCES OF $S59,900 FROM PETRO-MED INTO 10,000,000 SHARE. OF COMMON STOCK OF THE COMPANY.

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

     ON JUNE 1, 1994, THE COMPANY AUTHORIZED THE ISSUANCE OF 11,640,300 SHARES OF COMMON STOCK FOR A TOTAL OF APPROXIMATELY $74,254 (INCLUDING FORGIVENESS OF DEBTS OWED BY THE COMPANY) AND 2,200,000 SHARES AS COMPENSATION FOR SERVICES. ALTHOUGH AUTHORIZED ON JUNE 1, 1994, THE SHARES WERE ACTUALLY ISSUED ON JULY 11, 1996.



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

NOTE 10. INCOME TAXES
---------------------

     AS OF MAY 31, 1998, THE COMPANY HAD NET OPERATING LOSS CARRYFORWARDS OF APPROXIMATELY $2,529,800 FOR FEDERAL TAX PURPOSES AND $14,134,200 FOR FINANCIAL REPORTING PURPOSES WHICH EXPIRE DURING THE PERIOD FROM 2000 THROUGH 2007. THE DIFFERENCE BETWEEN THE TAX AND FINANCIAL REPORTING NET OPERATING LOSS CARRYFORWARDS RESULTS PRINCIPALLY FROM START-UP COSTS WHICH HAVE BEEN EXPENSED FOR FINANCIAL REPORTING PURPOSES AND DEFERRED FOR INCOME TAX PURPOSES.

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

                                                 SCHEDULE II

                          Amounts receivable from related parties and underwriters,
                              promoters and employees other than related parties

                                                                     Reductions        Balance at end of Period
                                       Balance at               -----------------------------------------------
                                       Beginning                 Amounts      Amounts                  Not
Name of Debtor          Period         of Period    Additions   Collected   Written Off   Current    Current

==================      ======         ==========   =========   =========   ===========   =======    ========

Mas Industries, Inc.   6/1/97 to          $250          -           -            -         $250         -
                       5/31/98

                       6/1/96 to          $250          -           -            -         $250         -
                       5/31/97

                       6/1/95 to          $250          -           -            -         $250         -
                       5/31/96

                       6/1/94 to          $250          -           -            -         $250         -
                       5/31/95

                       6/1/93 to          $250          -           -            -         $250         -
                       5/31/94

                       6/1/92 to          $250          -           -            -         $250         -
                       5/31/93

                       6/1/91 to          $250          -           -            -         $250         -
                       5/31/92

                       6/1/90 to          $250          -           -            -         $250         -
                       5/31/91

Skin Control           6/1/97 to          $900          -           -            -         $900         -
Systems, Inc.          5/31/98

                       6/1/96 to          $900          -           -            -         $900         -
                       5/31/97

                       6/1/95 to          $900          -           -            -         $900         -
                       5/31/96

                       6/1/94 to          $900          -           -            -         $900         -
                       5/31/95

                       6/1/93 to          $900          -           -            -         $900         -
                       5/31/94

                       6/1/92 to          $900          -           -            -         $900         -
                       5/31/91

                       6/1/91 to          $900          -           -            -         $900         -
                       5/31/92

                       6/1/90 to          $900          -           -            -         $900         -
                       5/31/90

JCR Marketing, Inc.    6/1/97 to          $100          -           -            -         $100         -
                       5/31/98

                       6/1/96 to          $100          -           -            -         $100         -
                       5/31/97

                       6/1/95 to          $100          -           -            -         $100         -
                       5/31/96

                       6/1/94 to          $100          -           -            -         $100         -
                       5/31/95

                       6/1/93 to          $100          -           -            -         $100         -
                       5/31/94

                       6/1/92 to          $100          -           -            -         $100         -
                       5/31/91

                       6/1/91 to          $100          -           -            -         $100         -
                       5/31/92

                       6/1/90 to          $100          -           -            -         $100         -
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

YEAR ENDED MAY 31, 1998
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

YEAR ENDED MAY 31, 1998
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
