Form 10-Q
period 1998-11-30
MEDITECH PHARMACEUTICALS INC
filed 1999-01-19
CIK 717588

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED November 30, 1998

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

123,816,925 SHARES OF $.001 PAR VALUE COMMON STOCK AS OF JANUARY 13, 1999.




                                   MEDITECH PHARMACEUTICALS, INC.
                                  (A Development-Stage Enterprise)
                                     CONSOLIDATED BALANCE SHEET

                                                                     Nov 30,        May 31,
                                                                       1998           1998
                                                                  ------------    ------------

                                     ASSETS
Current assets:
  Cash, including interest-bearing accounts                       $       --              --
  Prepaid assets and other current assets                                  600             600
                                                                  ------------    ------------
                    Total current assets                                   600             600

Due from officer                                                          --              --
Equipment and furniture, net                                              --              --
                                                                  ------------    ------------
TOTAL                                                             $        600    $        600
                                                                  ============    ============
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                           $  1,103,000    $  1,082,000
  Accrued professional fees                                            635,300         635,300
  Accrued laboratory expenses                                           33,900          33,900
  Accrued compensation                                               2,254,400       2,151,600
  Advances from parent                                               3,150,300       3,011,700
  Advances from affiliate                                                    0               0
  Current portion of long-term debt                                          0               0
  Loan payable                                                          71,000          71,000
                                                                  ------------    ------------
                    Total current liabilities                        7,247,900       6,985,500
Long-term debt
                                                                  ------------    ------------
                                                                     7,247,900       6,985,500
                                                                  ------------    ------------
Minority interest                                                      191,300         191,300

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock - $.001 par value, 25,000,000 shares
    authorized, none issued or outstanding
  Common stock - $.001 par value, 400,000,000 shares
    authorized: May 31, 1998, 119,016,925 shares issued and
    to be issued; Nov. 30, 1998 123,816,925 shares issued
    and to be issued                                                   123,800         119,000
  Additional paid-in capital                                         6,973,600       6,839,000
  Deficit accumulated during development stage                     (14,536,000)    (14,134,200)
                                                                  ------------    ------------
                    Total shareholders' equity (deficit)            (7,438,600)     (7,176,200)
                                                                  ------------    ------------
TOTAL                                                             $        600    $        600
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




                                                    2










                                             MEDITECH PHARMACEUTICALS, INC.
                                           (A Development-Stage Enterprise)
                                       CONSOLIDATED STATEMENT OF NET LOSS AND
                                    DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE



                                                 Period from       Period from     Period from      Period from           From
                                                 Sep. 1, 1998      Sep. 1, 1997    June 1, 1998     June 1, 1997       May 4, 1982
                                                      to                to              to                to         (inception) to
                                                 Nov. 30, 1998    Nov. 30, 1997    Nov. 30, 1998    Nov. 30, 1997     Nov. 30, 1998
                                                 -------------    -------------    -------------    -------------     -------------

Research and development expenditures             $       --       $      --         $       --       $       --       $    489,300
                                                  ------------     ------------      ------------     ------------     ------------

Clinical trials                                           --              --                 --               --          1,347,800
                                                  ------------     ------------      ------------     ------------     ------------

Expenses for efforts to secure financing, establish affiliations with clinics and physicians and formulate a marketing strategy:

    Compensation                                        58,900           58,900          119,800           119,600        4,980,800
    Professional fees                                        0                0           30,500                 0        1,307,100
    General and administrative                           2,500            1,700          113,000             2,800        3,928,000
                                                  ------------     ------------     ------------      ------------     ------------
                                                        61,400           60,600          263,300           122,400       10,215,900
Organization expenses                                     --               --                --               --             16,300
Loss on investments                                       --               --                --               --            120,100
Gain on sale of fixed assets                              --               --                --               --               (500)
Lawsuit settlement                                        --               --                --               --             15,000
Write-off of uncollectible note receivable                --               --                --               --            100,000
Interest expense                                        70,200           63,800          138,500           126,200        2,695,500
Interest income                                           --               --                --               --           (298,500)
Royalty income                                            --               --                --               --            (75,000)
Miscellaneous Income                                      --               --                --               --            (75,100)
Aborted stock offering costs                              --               --                --               --            325,400
Gain on early extinguishment of debt                      --               --                --               --            (10,400)
Minority interest in net loss of subsidiary               --               --                --               --           (329,800)
                                                  ------------     ------------     ------------     -------------    -------------

Net loss and deficit accumulated during
  development stage                               $   131,600      $    124,400     $    401,800     $     248,600    $  14,536,000
                                                  ============     ============     ============     =============    =============
Net loss and deficit accumulated during
  development stage per share of common stock     $      .001      $       .001     $       .003     $        .002    $         .16
                                                  ============     ============     ============     =============    =============

Weighted average number of shares outstanding      123,816,925      119,016,925      122,715,286       119,016,925       89,784,823
                                                  ============     ============     ============     =============    =============



                                 See accompanying notes to consolidated financial statements.

                                                           3



                                                     MEDITECH PHARMACEUTICALS, INC.
                                                    (A Development-Stage Enterprise)
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                               May 4, 1982 (Inception) to Nov. 30, 1998
                                                                                              Additional         Common
                                                                                              paid-in             stock
                                                                Common stock                  capital           subscribed
                                                     ---------------------------------    ---------------------------------
                                                        Shares                Amount
                                                        ------                ------
                                                       (000's)

       Balance at May 31, 1983                           48,000                 48,000        295,000              234,400

       Balance at May 31, 1984                           66,115                 66,100      4,182,000                  --

       Balance at May 31, 1985                           66,015                 66,000      4,153,400                  --

       Balance at May 31, 1986                           74,015                 74,000      5,753,600                  --

       Balance at May 31, 1987                           76,325                 76,300      5,470,700                  --

       Balance at May 31, 1988                           78,231                 78,200      5,909,800                  --

       Balance at May 31, 1989                           88,988                 89,000      6,129,000                  --

       Balance at May 31, 1990                           89,088                 89,100      6,139,500                  --

       Balance at May 31, 1991                           92,088                 92,100      6,177,800                  --
Change in equity of subsidiary due
  to issuance of common stock                              --                     --             --                    --
Common stock granted for services
  during Fiscal 1992                                       --                     --             --                    --
Sale of stock, February 1992                              2,000                  2,000         29,400                  --
Net Loss, year ended May 31, 1992                          --                     --             --                    --
                                                     ----------             ----------    -----------            ----------
       Balance at May 31, 1992                           94,088                 94,100      6,207,200                  --
Net Loss, year ended May 31, 1993                          --                     --             --                    --
                                                     ----------             ----------    -----------            ----------
       Balance at May 31, 1993                           94,088                 94,100      6,207,200                  --
Common stock granted for services
  during Fiscal 1994                                      7,105                  7,100        195,000                  --
Sale of Stock, April 1994                                 1,400                  1,400         12,300                  --
Net Loss, year ended May 31, 1994                          --                     --             --                    --
                                                     ----------             ----------    -----------            ----------
       Balance at May 31, 1994                          102,593                102,600      6,414,500                  --
Sale of Stock, Fiscal 1995                                1,088                  1,100         12,500                  --
Net Loss, year ended May 31, 1995                          --                     --             --                    --
                                                     ----------             ----------    -----------            ----------
       Balance at May 31, 1995                          103,681                103,700      6,427,000                 --

Net Loss, year ended May 31, 1996
                                                     ----------             ----------    -----------            ----------
       Balance at May 31, 1996                          103,681                103,700      6,427,000                 --

Common stock granted for services
  during Fiscal 1997                                     15,335                 15,300        412,000                (5,000)
Common stock subscriptions                                                                                            5,000
Net Loss, year ended May 31, 1997                          --                     --             --
                                                     ----------             ----------     ----------            ----------
       Balance at May 31, 1997                          119,016                119,000      6,839,000                 --

Net Loss, period ended May 31, 1998
                                                     ----------             ----------     ----------            ----------
       Balance at May 31, 1998                          119,016                119,000      6,839,000                 --

Common stock granted for services
  during Fiscal 1998                                      4,800                  4,800        134,600
Net Loss, period ended Nov. 30, 1998
                                                     ----------             ----------     ----------            ----------
       Balance at Nov. 30, 1998                         123,816                123,800      6,973,600                 --
                                                     ==========             ==========     ==========            ==========
                                                                    4

                                              MEDITECH PHARMACEUTICALS, INC.
                                             (A Development-Stage Enterprise)
                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                         May 4, 1982 (Inception) to Nov. 30, 1998
                                                        (Continued)

                                                        Deficit
                                                      accumulated
                                                        during              Note
                                                      development        receivable
                                                         stage          from officer             Total
                                                 ---------------------------------------------------------

       Balance at May 31, 1983                          (1,022,600)                  0            (445,200)

       Balance at May 31, 1984                          (2,361,000)                  0           1,887,100

       Balance at May 31, 1985                          (4,155,100)                  0              64,300

       Balance at May 31, 1986                          (5,688,900)         (1,440,000)         (1,301,300)

       Balance at May 31, 1987                          (7,395,200)                  0          (1,848,200)

       Balance at May 31, 1988                          (8,275,400)                  0          (2,287,400)

       Balance at May 31, 1989                          (8,916,800)                  0          (2,698,800)

       Balance at May 31, 1990                          (9,438,900)                  0          (3,210,300)

       Balance at May 31, 1991                          (9,918,000)                  0          (3,648,100)
Change in equity of subsidiary due
  to issuance of common stock                                 --                  --                     0
Common stock granted for services
  during Fiscal 1992                                          --                  --                     0
Sale of stock, February 1992                                  --                  --                31,400
Net Loss, year ended May 31, 1992                         (483,100)               --              (483,100)
                                                      ------------        ------------        ------------
       Balance at May 31, 1992                         (10,401,100)                  0          (4,099,800)
Net Loss, year ended May 31, 1993                         (449,400)               --              (449,400)
                                                      ------------        ------------        ------------
       Balance at May 31, 1993                         (10,850,500)                  0          (4,549,200)
Common stock granted for services
  during Fiscal 1994                                          --                  --               202,100
Sale of Stock, April 1994                                     --                  --                13,700
Net Loss, year ended May 31, 1994                         (753,900)               --              (753,900)
                                                      ------------        ------------        ------------
       Balance at May 31, 1994                         (11,604,400)                  0          (5,087,300)
Sale of Stock, Fiscal 1995                                    --                  --                13,600
Net Loss, year ended May 31, 1995                         (515,600)               --              (515,600)
                                                      ------------        ------------        ------------
       Balance at May 31, 1995                         (12,120,000)                  0          (5,589,300)

Net Loss, year ended May 31, 1996                         (501,600)                               (501,600)
                                                      ------------        ------------        ------------
       Balance at May 31, 1996                         (12,621,600)                  0          (6,090,900)

Common stock granted for services
  during Fiscal 1997                                                                               422,300
Common stock subscriptions                                                                           5,000
Net Loss, year ended May 31, 1997                         (957,400)               --              (957,400)
                                                      ------------        ------------        ------------
       Balance at May 31, 1997                         (13,579,000)                  0          (6,621,000)

Net Loss, period ended May 31, 1998                       (555,200)                               (555,200)

                                                      ------------        ------------        ------------
       Balance at May 31, 1998                         (14,134,200)                  0          (7,176,200)

Common stock granted for services
  during Fiscal 1998                                                                               139,400
Net Loss, period ended Nov. 30, 1998                      (401,800)                  0            (401,800)
                                                      ------------        ------------        ------------
       Balance at Nov. 30, 1998                        (14,536,000)                  0          (7,438,600)
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








                                          MEDITECH PHARMACEUTICALS, INC.
                                         (A Development-Stage Enterprise)
                              CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION



                                                               Period from         Period from          From
                                                               June 1, 1998        June 1, 1997      May 4, 1982
                                                                    to                  to          (inception) to
                                                               Nov. 30, 1998       Nov. 30, 1997     Nov. 30, 1998
                                                               -------------       -------------    ---------------

Cash provided by:
  Financing activities --
    Proceeds from long-term debt                                $       --                  --        $    27,300
    Advances from (repayments to)
      parent and affiliates                                          138,600             126,200        3,047,300
    Issuance of (retirement of)
      common stock                                                     4,800                --            123,800
    Additional paid-in capital                                       134,600                --          5,767,500
    Increase in paid-in capital due to
      increase in equity of subsidiary due
      to issuance of common stock                                       --                  --            274,100
    Proceeds from sale of warrants                                      --                  --                100
    Proceeds from sale of fixed assets                                  --                  --              3,400
    Proceeds from minority investment in subsidiary                     --                  --            300,000
    Issuance of common stock for
      repayment of debt to parent                                       --                  --           (559,900)
                                                                ------------        ------------      -----------
                                                                     278,000             126,200      $ 8,983,600

Add (subtract) changes in
  components of working capital
  other than cash -
Current portion of long-term debt                                       --                  --                  0
Note payable                                                            --                  --                  0
Advances from parent                                                    --                  --            717,400
Accounts payable                                                      21,000              19,300        1,103,000
Accrued professional fees                                               --                  --            635,300
Accrued laboratory expenses                                             --                  --             33,900
Accrued compensation                                                 102,800             103,100        2,254,400
Stock subscription proceeds refundable                                  --                  --                  0
Advances (to) from affiliates                                           --                  --                  0
Prepaid and other current assets                                        --                  --               (600)
Proceeds from loan payable                                              --                  --             71,000
                                                                ------------        ------------      -----------
                                                                     401,800             248,600       13,798,000
                                                                ------------        ------------      -----------

Net increase (decrease) in cash                                            0                   0                0
Cash at the beginning of the period                                        0                   0              --
                                                                ------------        ------------      -----------

Cash at the end of the period                                   $          0        $          0      $         0
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






                                             MEDITECH PHARMACEUTICALS, INC.
                                            (A Development-Stage Enterprise)
                                CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                                              Period from         Period from          From
                                                              June 1, 1998        June 1, 1997      May 4, 1982
                                                                   to                  to          (inception) to
                                                              Nov. 30, 1998       Nov. 30, 1997     Nov. 30, 1998
                                                              -------------       -------------    ---------------


Cash used for:

Net loss                                                      $    (401,800)        $  (248,600)    $(14,536,000)
Less items not affecting
  working capital -
   Loss on investments                                                 --                 --             120,100
   Depreciation and amortization                                       --                 --             174,100
   Common stock options issued
     below market price                                                                                  726,200
   Stock grants                                                        --                 --             213,500
   Loss on disposal of fixed assets                                    --                 --              37,600
   Minority interest in loss of subsidiary                             --                 --            (329,800)
   Subsidiary stock issued to minority                                 --                 --             284,600
   Subsidiary common stock options issued to
     minority issued below market price                                --                 --             202,700
   Allocation to parent of additional paid-in capital
     from issuance of minority stock options and grants                --                 --            (274,000)
   Write-off Deferred stock offering costs                             --                 --             154,300
                                                               ------------         ------------    ------------
Cash used for development
  stage activities                                                 (401,800)            (248,600)    (13,226,700)
Long-term debt becoming current                                        --                  --             (1,500)
Repayment of long-term debt                                            --                  --            (25,800)
Purchase of equipment, furniture
  and leasehold improvements                                           --                  --           (215,100)
Investments                                                            --                  --           (120,100)
Reclassification of long-term
  advances from (repayments to)
  parent to short-term advances                                        --                  --            (54,500)
Deferred offering costs                                                --                  --           (154,300)

Advances from (to) officer                                             --                  --                  0
                                                               ------------         ------------    ------------
                                                                   (401,800)            (248,600)    (13,798,000)
                                                               ------------         ------------    ------------


                               See accompanying notes to consolidated financial statements.



                         MEDITECH PHARMACEUTICALS, INC.
                 (A MINORITY OWNED DEVELOPMENT-STAGE ENTERPRISE
                               OF PETRO-MED INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

     THE ACCOMPANYING BALANCE SHEET, AS OF NOVEMBER 30, 1998, AND THE STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE, OF SHAREHOLDERS' EQUITY (DEFICIT) AND OF CHANGES IN FINANCIAL POSITION FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) THROUGH NOV. 30, 1998, AND THE RELATED STATEMENT OF SHAREHOLDERS' DEFICIT FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOV. 30, 1998, ARE UNAUDITED, BUT IN THE OPINION OF MANAGEMENT INCLUDE ALL ADJUSTMENTS NECESSARY FOR THE FAIR PRESENTATION OF THE FINANCIAL POSITION, RESULTS OF OPERATIONS AND THE DEFICIT ACCUMULATED FOR THE INTERIM PERIODS PRESENTED. ALL ADJUSTMENTS ARE OF A NORMAL AND RECURRING NATURE.

     PROFESSIONAL FEES INCLUDE LEGAL FEES, ACCOUNTING FEES AND LEGAL PRINTING FEES. THOSE FEES WHICH ARE NOT SUBJECT TO DISPUTE WILL BE PAID, IN WHOLE OR IN PART, UPON REFINANCING OF THE COMPANY, IF ANY.

NOTE 2 - INCOME TAXES:

     NO PROVISION FOR STATE AND FEDERAL INCOME TAXES IS REQUIRED FOR THE PERIOD MAY 4, 1982 (INCEPTION) THROUGH NOV.30, 1998, AS THE COMPANY'S OPERATIONS DID NOT GENERATE TAXABLE INCOME FOR TAX OR FINANCIAL REPORTING PURPOSES.

NOTE 3 - ADVANCES TO PARENT:

     AT NOV. 30, 1998, THE COMPANY WAS INDEBTED TO PETRO-MED INC. IN THE AMOUNT OF $3,150,300. THESE ADVANCES ARE REPAYABLE WITH INTEREST AT 9% PER ANNUM AS
FOLLOWS: $36,000 ON THE SECOND ANNIVERSARY OF THE COMPLETION OF THE REFINANCING OF THE COMPANY, IF ANY (SEE NOTE 4), AND THE BALANCE ON DEMAND. PETRO-MED HAS FILED A CHAPTER XI BANKRUPTCY PETITION, WHICH WAS CONVERTED TO A CHAPTER VII ON AUGUST 26, 1992.

NOTE 4 - NEED FOR ADDITIONAL FINANCING:

     FOR THE PERIOD MAY 4, 1982 (INCEPTION) THROUGH NOV 30, 1998, THE COMPANY HAD AN ACCUMULATED DEFICIT OF $14,536,000. THE COMPANY IS CURRENTLY EXPERIENCING SEVERE CASH FLOW DIFFICULTIES, AND ANTICIPATES SUBSTANTIAL ADDITIONAL CASH EXPENDITURES WILL BE REQUIRED TO CONTINUE ITS RESEARCH AND DEVELOPMENT ACTIVITIES.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEVELOPMENT-STAGE ACTIVITIES
----------------------------

     THE COMPANY IS IN THE DEVELOPMENT STAGE AND ACCORDINGLY HAS HAD NO SIGNIFICANT REVENUES. ITS PRINCIPAL DEVELOPMENT ACTIVITIES FROM MAY 4, 1982 (INCEPTION) THROUGH NOV 30, 1998, HAVE BEEN EFFORTS TO SECURE FINANCING, CREATE A MANAGEMENT AND BUSINESS STRUCTURE, AND DEVELOP AND TEST VIRAPLEX (R) AND MTCH-24 (TM).

     AS OF NOV. 30, 1998, APPROXIMATELY $12,053,000 HAD BEEN EXPENDED BY THE COMPANY IN CARRYING OUT ACTIVITIES RELATING TO THE DEVELOPMENT AND TESTING OF VIRAPLEX(4) AND MTCH-24(TM). THIS TOTAL INCLUDES $1,347,800 FOR CLINICAL TRIALS, $489,300 FOR RESEARCH AND DEVELOPMENT, $4,980,800 FOR COMPENSATION, $1,307,100 FOR PROFESSIONAL FEES, AND $3,928,000 FOR GENERAL AND ADMINISTRAIVE EXPENSES, INCLUDING FEES TO CONSULTANTS.

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

                                       MEDITECH PHARMACEUTICALS, INC.
                                       (REGISTRANT)

DATED: JANUARY 14, 1999                BY: /s/  Cynthia s. Kern
                                         ---------------------------------------
                                         CYNTHIA S. KERN, PRESIDENT
                                         AND ACTING CHIEF FINANCIAL OFFICER