Form 10-K
period 1999-05-31
MEDITECH PHARMACEUTICALS INC
filed 1999-09-02
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
-------------------------                                 ----------------------
     MAY 31, 1999                                                0-12561

                         MEDITECH PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



   NEVADA                                                         95-3819300
---------------                                              -------------------
(STATE OR OTHER                                              (I.R.S.EMPLOYER
JURISDICTION OF                                              IDENTIFICATION NO.)
ORGANIZATION)


10105 E. VIA LINDA, #103-382      SCOTTSDALE, AZ                     85258
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (480) 614-2874
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

$2,426,063.73 (COMPUTED ON THE BASIS OF $.0285 PER SHARE OF COMMON STOCK) AS OF MAY 31, 1999.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

129,353,432 SHARES OF $.001 PAR VALUE COMMON STOCK AS OF MAY 31, 1999.



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

     The Company address is 10105 E. Via Linda, #103-382 Scottsdale, AZ 85258, and its telephone number is (480) 614-2874.


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

Employees
---------

     As of August 29, 1999, the Company had two part-time non-medical employees, one of whom was also an executive officer. The Company also had eleven consultants who devoted up to 10% of their time to the affairs of the Company. The consultants, most of whom are not currently providing services to the Company, included one physician who was involved in clinical medical research, one Ph.D. involved in pre-clinical toxicologic research, and ten who were involived in financial and business matters. Consultants to the Company are compensated variously on an hourly, daily or per-job basis for professional services rendered, many by stock options or grants, pursuant to written or oral agreements between the individual consultant and the Company. It is anticipated that the presently inactive consultants will resume their activities on behalf of the Company upon the receipt of refinancing, if any.

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

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's common stock is traded on the over-the-counter market. On August 29, 1996, the average closing bid price for the common stock of the Company was $.02. The high and low closing bid prices therefore during the quarterly fiscal periods indicated were as follows:

Quarter Ended                             Low Bid          High Bid
-------------                             -------          --------

February 28, 1993                           .01              .08
May 31, 1993                                .03              .07
August 31, 1993                             .03              .07
November 30, 1993                           .03              .05

February 28, 1994                           .02              .03
May 31, 1994                                .02              .03
August 31, 1994                             .025             .05
November 30, 1994                           .02              .02

February 28, 1995                           .02              .02
May 31, 1995                                .015             .015
August 31, 1995                             .015             .022
November 30, 1995                           .01              .02

February 29, 1996                           .01              .015
May 31, 1996                                .01              .14
August 31, 1996                             .02              .07
November 30, 1996                           .01              .04

February 28, 1997                           .01              .03
May 31, 1997                                .01              .03
August 29, 1997                             .01              .03
November 28, 1997                           .01              .015

February 27, 1998                           .01              .011
May 29, 1998                                .01              .039

February 28, 1999                           .00              .02
May 28, 1999                                .00              .00

Some of the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's common stock was reported on Nasdaq through April 30, 1986, at which time it was deleted because of failure to meet the minimum capital and surplus and asset requirements of the Nasd by-laws.

     As of May 31, 1999, there were 3,108 holders of record of the Company's outstanding shares of common stock.

     The Company has not paid any dividends to its shareholders and has no present intention of changing this policy.

Item 6. Selected Financial Data
-------------------------------

     The following consolidated selected financial data, insofar as it relates to each of the fiscal years ended May 31, 1983 through 1999, has been derived from annual financial statements including the consolidated balance sheets at May 31, 1998, and 1999, and the related consolidated statements of net loss and deficit accumulated during development stage, of shareholder's equity (deficit) and of changes in cash for the fifteen fiscal years ended May 31, 1999 and notes thereto appearing elsewhere herein. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto.

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
------------------------------------------------------------------------------------------------------------------------------------

                                               Twelve month       Twelve month     Twelve month      Twelve month      Twelve month
                                               period ended       period ended     period ended      period ended      period ended
                                               May 31, 1988       May 31, 1989     May 31, 1990      May 31, 1991      May 31, 1992
                                               ------------       ------------     ------------      ------------      ------------
Results of Operations:
Net loss and deficit accumulated
 during development stage                        (4,880,200)      ($  641,400)      ($  522,100)      ($  479,100)      ($  483,100)

Net loss and deficit accumulated
 during development stage per
 share of common stock                                (0.01)            (0.01)            (0.01)            (0.01)            (0.01)

Consolidated Balance Sheet Data:
                                                May 31, 1988      May 31, 1989      May 31, 1990      May 31, 1991      May 31, 1992
                                                ------------      ------------      ------------      ------------      ------------

Working Capital (deficit)                      ($ 2,154,100)     ($ 2,545,000)     ($ 3,053,100)     ($ 3,457,400)     ($ 3,911,400)

Total assets                                    $    59,000       $    86,800       $    35,600       $     5,300       $    26,800

Long-term debt                                  $         0       $         0       $         0       $         0       $         0

Total liabilities                               $ 2,163,900       $ 2,597,100       $ 3,054,900       $ 3,462,100       $ 3,935,300

Shareholders' equity (deficit)                 ($ 2,577,400)     ($ 2,698,800)     ($ 3,210,300)     ($ 3,648,100)     ($ 4,099,800)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           From
                         Twelve month    Twelve month     Twelve month   Twelve month    Twelve month  May 4, 1982
                         period ended    period ended     period ended   period ended    period ended (inception) to
                         May 31, 1993    May 31, 1994     May 31, 1995   May 31, 1996    May 31, 1997  May 31, 1997
                         ------------    ------------     ------------   ------------    ------------  ------------
Results of Operations:
Net loss and deficit
 accumulated during
 development stage       ($   449,400)   ($   753,900)   ($   515,600)   ($   501,600)  ($    957,400) ($13,579,000)

Net loss and deficit
 accumulated during
 development stage per
 share of common stock          (0.01)          (0.01)          (0.01)          (0.01)          (0.01)        (0.01)

Consolidated Balance
 Sheet Data:
                         May 31, 1993    May 31, 1994    May 31, 1994    May 31, 1995    May 31, 1996  May 31, 1997   May 31, 1999
                         ------------    ------------    ------------    ------------    ------------  ------------   ------------
Working Capital
 (deficit)               ($ 4,360,100)   ($ 4,897,600)   ($ 4,897,600)   ($ 5,390,100)  ($  5,900,100) ($ 6,429,700)  ($ 7,567,000)

Total assets              $     2,900     $     2,700     $     2,700     $     1,700    $      1,100   $       600    $       600

Long-term debt            $         0     $         0     $         0     $         0    $          0   $         0    $         0

Total liabilities         $ 4,360,800     $ 4,898,700     $  ,898,700     $ 5,399,700    $  5,900,700   $ 6,430,300    $ 7,567,600

Shareholders' equity
 (deficit)               ($ 4,549,200)   ($ 5,087,300)   ($ 5,087,300)   ($ 5,589,300)   ($ 6,090,900) ($ 6,621,000)  ($ 7,758,300)

                                       21

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Development Stage Activities
----------------------------

     The Company is in the development stage and accordingly has had no significant operating revenues. Its principal development activities from May 4, 1982 (inception) through May 31, 1999, have been efforts to secure financing, create a management and business structure, and develop and test Viraplex(R) and MTCH-24(tm). These efforts have been hampered by the voluntary bankruptcy petition filed by Petro-Med. See "Legal Proceedings". The Company has directed and will direct its attention to, upon the receipt of refinancing, if any, developing and bringing to market as rapidly as possible the OTC products and the agricultural products. See "Business-General," "Business-Marketing" and "Liquidity and Capital Resources."

     From inception in May, 1982, through May 31, 1999, approximately $12,178,200 had been expended by the Company in carrying out activities relating to the research, development and testing of and MTCH-24(tm). This total includes $1,347,800 for clinical trials, $489,300 for research and development, $5,101,900 for compensation, $1,307,100 for professional fees and $3,932,100 for general and administrative expenses, including fees to consultants. For this period, approximately $2,883,600 (including accrued but unpaid compensation for this period) representing 27.1% of the total expenditures set forth above was used to pay compensation to officers of the Company.

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

                                                                      Year
                                                                      First
Name                               Age        Office                  Elected
----                               ---        ------                  -------

Gerald N. Kern                     61         Chairman of the Board   1982
                                              of Directors
Stanton G. Axline, M.D.            64         Medical Director        1983

Cynthia S.Kern                     49         President, Chief        1995
                                              Executive Officer,
                                              Acting Chief Financial
                                              Officer

                                              Secretary               1983

Lester F. Goldstein, Ph.D.         55         Director                1983

Harry Hall                         64         Director                1990

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

Item 11. Executive Compensation
-------------------------------

     The following table sets forth all cash compensation for the fiscal year ended May 31, 1999, for (1) each of its most highly compensated Executive Officers whose aggregate cash compensation exceeded $60,000 and (11) all Executive Officers of the Company as a group.

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

                                    Shares Owned
                                   and/or Subject
Name and Address                    to Presently              Percentage of
of Beneficial Owner              Exercisable Options        Outstanding Shares
-------------------              -------------------        ------------------

Petro-Med Inc.                      26,256,794 (3)                 20.3%
10105 E. Via Linda, 103-382
Scottsdale, AZ  85258

Lester F. Goldstein                    250,000                      .19%
10892 Marietta Avenue
Culver City,
California 90230

Harry Hall                             250,000                      .19%
10105 E. Via Linda, 103-382
Scottsdale, AZ  85258

Cynthia S. Kern                      1,000,000 (1)                  .78%
10105 E. Via Linda, 103-382
Scottsdale, AZ  85258

Gerald N. Kern                       2,510,000                     1.94%
10105 E. Via Linda, 103-382
Scottsdale, AZ  85258

                                    Shares Owned
                                   and/or Subject
Name and Address                    to Presently              Percentage of
of Beneficial Owner              Exercisable Options        Outstanding Shares
-------------------              -------------------        ------------------

Petro-Med and all directors
and officers as a group
(5 persons)                       30,266,794 (2)(3)                23.4%

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


/s/  Gerald N. Kern                            Dated: August 25, 1999
---------------------------------
Gerald N. Kern, Chariman of
The Board of Directors

 /s/  Cynthia N. Kern                          Dated: August 25, 1999
---------------------------------
Cynthia S. Kern, President,
Chief Executive Officer and
Acting Chief Financial and
Accounting Officer

/s/  Harry Hall                                Dated: August 25, 1999
---------------------------------
Harry Hall, Director

/s/  Lester F. Goldstein                       Dated: August 25, 1999
---------------------------------
Lester F. Goldstein, Ph.D.
Director

                         MEDITECH PHARMACEUTICALS, INC.
                         ------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                   ------------------------------------------

FINANCIAL STATEMENTS                                                 PAGE
--------------------                                                 ----

OPINION OF INDEPENDENT ACCOUNTANTS                                   F-l

CONSOLIDATED BALANCE SHEET -
 MAY 31, 1998 AND 1999                                               F-3

CONSOLIDATED STATEMENT OF NET LOSS AND DEFICIT
 ACCUMULATED DURING DEVELOPMENT STAGE FOR THE TWELVE
 MONTH PERIODS ENDED MAY 31, 1999, 1998, AND 1997                    F-4

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (DEFICIT) FROM MAY 4, 1982 (INCEPTION) TO
 MAY 31, 1999                                                        F-5

CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
 FOR THE TWELVE MONTH PERIODS ENDED MAY 31, 1999, 1998,
 AND 1997                                                            F-6

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

ACCUMULATED DEPRECIATION, DEPLETION AND
 AMORTIZATION OF PROPERTY, PLANT AND
 EQUIPMENT (SCHEDULE Vl)                                             F-25

                                  ROY A. COHEN
                          CERTIFIED PUBLIC ACCOUNTANT
             --------------------------------------------------------
                   8912 OAK TRAIL DRIVE, SANTA ROSA, CA 95409


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

THE BOARD OF DIRECTORS
MEDITECH PHARMACEUTICALS, INC. (A SUBSIDIARY OF PETRO-MED INC.)

I HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF MEDITECH PHARMACEUTICALS, INC. AND ITS CONSOLIDATED SUBSIDIARIES ("COMPANY") AS OF MAY
31, 1999, AND MAY 31, 1998, AND THE RELATED CONSOLIDATED STATEMENT OF NET LOSS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE, SHAREHOLDERS' EQUITY (DEFICIT), CHANGES IN FINANCIAL POSITION AND THE FINANCIAL STATEMENT SCHEDULES AS INDICATED IN THE ACCOMPANYING INDEX FOR THE YEARS ENDED MAY 31, 1997, MAY 31, 1998 AND MAY 31, 1999. THESE FINANCIAL STATEMENTS AND SCHEDULES ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. MY RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS AND SCHEDULES BASED ON MY AUDIT.

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

IN CONNECTION WITH THE EXAMINATION, I HAVE AUDITED THE STATEMENTS OF NET LOSS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE AND CHANGES IN FINANCIAL POSITION, THE COMBINATION OF THE AMOUNTS FOR THE YEARS ENDED MAY 31, 1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989, 1988, 1987, 1986, 1985,
1984, 1983, AND MAY 4, 1982 (INCEPTION), (ALL EXAMINED BY OTHER AUDITORS, EXCEPT 1989 THROUGH 1998), TO DISCLOSE THE DEVELOPMENT STAGE ACTIVITIES OF THE COMPANY FROM INCEPTION TO DATE AS REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. BASED ON THIS REVIEW, I BELIEVE THAT THE COLUMN DESCRIBED AS DEVELOPMENT STAGE PERIOD FROM MAY 4, 1982, TO MAY 31, 1999, IN THE CONSOLIDATED STATEMENTS OF NET LOSS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE AND STATEMENTS OF CHANGES IN FINANCIAL POSITION OF THE COMPANY ARE APPROPRIATELY PRESENTED.


                                     By: /s/  Roy A. Cohen
                                        ----------------------------------------
                                        ROY A. COHEN
                                        CERTIFIED PUBLIC ACCOUNTANT



SANTA ROSA, CALIFORNIA
AUGUST 19, 1999


                                    MEDITECH PHARMACEUTICALS, INC.
                                  (A Development-Stage Enterprise)
                                     CONSOLIDATED BALANCE SHEET

                                                                    May 31,                May 31,
                                                                     1999                   1998
                                                                 -----------             -----------

ASSETS

Current assets:
  Cash, including interest-bearing accounts                             --
  Prepaid assets and other current assets                                600                     600
                                                                 -----------             -----------
          Total current assets                                           600                     600

Due from officer                                                        --
Equipment and furniture, net                                            --
                                                                 -----------             -----------
TOTAL
                                                                         600                     600
                                                                 ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                            1,176,100               1,082,000
  Accrued professional fees                                          635,300                 635,300
  Accrued laboratory expenses                                         33,900                  33,900
  Accrued compensation                                             2,356,500               2,151,600
  Advances from parent                                             3,294,800               3,011,700
  Advances from affiliate                                                  0                       0
  Current portion of long-term debt                                        0                       0
  Loan payable                                                        71,000                  71,000
                                                                 -----------             -----------
          Total current liabilities                                7,567,600               6,985,500

Long-term debt
                                                                 -----------             -----------
                                                                   7,567,600               6,985,500
                                                                 -----------             -----------
Minority interest                                                    191,300                 191,300

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock - $.001 par value, 25,000,000 shares
    authorized, none issued or outstanding
  Common stock - $.001 par value,  400,000,000 shares
    authorized:  May 31, 1998, 119,016,925  shares
    issued and to be issued; May 31, 1999, 123,816,925
    shares issued and to be issued                                   123,800                 119,000
  Additional paid-in capital                                       6,973,600               6,839,000
  Deficit accumulated during development stage                   (14,855,700)            (14,134,200)
                                                                 -----------             -----------
          Total shareholders' equity (deficit)                    (7,758,300)             (7,176,200)
                                                                 -----------             -----------
TOTAL                                                                    600                     600
                                                                 ===========             ===========



                   See accompanying notes to consolidated financial statements




                                           MEDITECH PHARMACEUTICALS, INC.
                                          (A Development-Stage Enterprise)
                                       CONSOLIDATED STATEMENT OF NET LOSS AND
                                    DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE


                                                                                                              From
                                                         Twelve month    Twelve month    Twelve month      May 4, 1982
                                                         period ended    period ended    period ended    (inception) to
                                                         May 31, 1997    May 31, 1998    May 31, 1999     May 31, 1999
                                                         ------------    ------------    ------------     ------------


Research and development expenditures                            --             --                --           489,300
                                                          -----------    -----------      -----------      -----------

Clinical trials                                                  --             --                --         1,347,800
                                                          -----------    -----------      -----------      -----------

Expenses for efforts to secure financing, establish affiliations with clinics and physicians and formulate a marketing strategy:

    Compensation                                              240,300        240,300          240,900        5,101,900
    Professional fees                                          91,400              0           30,500        1,307,100
    General and administrative                                339,600          6,600          117,100        3,932,100
                                                          -----------    -----------      -----------      -----------
                                                              671,300        246,900          388,500       10,341,100
Organization expenses                                            --             --               --             16,300
Loss on investments                                              --             --               --            120,100
Gain on sale of fixed assets                                     --             --               --               (500)
Lawsuit settlement                                               --             --               --             15,000
Write-off of uncollectible note
  receivable                                                     --             --               --            100,000
Interest expense                                              286,100        308,300          333,000        2,890,000
Interest income                                                  --             --               --           (298,500)
Roaylty income                                                                                                 (75,000)
Miscellaneous Income                                             --             --               --            (75,100)
Aborted stock offering costs                                     --             --               --            325,400
Gain on early extinguishment of debt                             --             --               --            (10,400)
Minority interest in net loss of subsidiary                      --             --               --           (329,800)
                                                          -----------    -----------      -----------      -----------

Net loss and deficit accumulated during
  development stage                                           957,400        555,200          721,500       14,855,700
                                                          ===========    ===========      ===========      ===========
Net loss and deficit accumulated during
  development stage
  per share of common stock                               $       .01    $       .01      $       .01      $       .16
                                                          ===========    ===========      ===========      ===========

Weighted average number of shares outstanding             117,060,454    119,016,925      123,264,596       90,831,965
                                                          ===========    ===========      ===========      ===========



                              See accompanying notes to consolidated financial statements

                                                        MEDITECH PHARMACEUTICALS, INC.
                                                       (A Development-Stage Enterprise)
                                            CONSOLIDATED STATEMENT FO SHAREHOLDERS'EQUITY (DEFICIT)
                                                   May 4, 1982 (Inception) to May 31, 1999


                                                                                                Deficit
                                                                                              accumulated
                                                                    Additional     Common       during          Note
                                                                     paid-in       stock      development    receivable
                                                  Common stock       capital     subscribed      stage      from officer     Total
                                          ------------------------------------------------------------------------------------------
                                          Shares        Amount
                                          ------        ------
                                        (000's)

   Balance at May 31, 1989                88,988        89,000     6,129,000             0    (8,916,800)            0   (2,698,800)

   Balance at May 31, 1990                89,088        89,100     6,139,500             0    (9,438,900)            0   (3,210,300)
Change in equity of subsidiary
  due to issuance of common stock           --            --            (700)         --            --            --           (700)
Common stock granted for services
  during Fiscal 1991                       3,000         3,000        39,000          --            --            --         42,000
Net Loss, year ended May 31, 1991           --            --            --            --        (479,100)         --       (479,100)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1991                92,088        92,100     6,177,800             0    (9,918,000)            0   (3,648,100)
Change in equity of subsidiary
  due to issuance of common stock           --            --            --            --            --            --              0
Common stock granted for services
  during Fiscal 1992                        --            --            --            --            --            --              0
Sale of stock, February 1992               2,000         2,000        29,400          --            --            --         31,400
Net Loss, year ended May 31, 1992           --            --            --            --        (483,100)         --       (483,100)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1992                94,088        94,100     6,207,200             0   (10,401,100)            0   (4,099,800)
Net Loss, year ended May 31, 1993           --            --            --            --        (449,400)         --       (449,400)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1993                94,088        94,100     6,207,200             0   (10,850,500)            0   (4,549,200)
Common stock granted for services
  during Fiscal 1994                       7,105         7,100       195,000          --            --            --        202,100
Sale of Stock, April 1994                  1,400         1,400        12,300          --            --            --         13,700
Net Loss, year ended May 31, 1994           --            --            --            --        (753,900)         --       (753,900)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1994               102,593       102,600     6,414,500             0   (11,604,400)            0   (5,087,300)
Sale of Stock, Fiscal 1995                 1,088         1,100        12,500          --            --            --         13,600
Net Loss, year ended May 31, 1995           --            --            --            --        (515,600)         --       (515,600)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1995               103,681       103,700     6,427,000             0   (12,120,000)            0   (5,589,300)

Net Loss, year ended May 31, 1996                                                               (501,600)                  (501,600)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1996               103,681       103,700     6,427,000             0   (12,621,600)            0   (6,090,900)

Common stock granted for services
  during Fiscal 1997                      15,335        15,300       412,000        (5,000)                                 422,300
Common stock subscriptions                                                           5,000                                    5,000
Net Loss, year ended May 31, 1997           --            --            --            --        (957,400)          --      (957,400)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May, 31 1997               119,016       119,000     6,839,000             0   (13,579,000)            0   (6,621,000)

Net Loss, year ended May 31, 1998                                                               (555,200)                  (555,200)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Balance at May 31, 1998               119,016       119,000     6,839,000             0   (14,134,200)            0   (7,176,200)

Common stock granted for services
  during Fiscal 1999                       4,300         4,800       134,600                                                139,400
Net Loss, year ended May 31, 1999                                                               (721,500)                  (721,500)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at May 31, 1999                  123,316       123,800     6,973,600             0   (14,855,700)            0   (7,758,300)
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

                                                   MEDITECH PHARMACEUTICALS, INC.
                                                  (A Development-Stage Enterprise)
                                      CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION


                                                                                                                    From
                                                      Twelve month       Twelve month      Twelve month          May 4, 1982
                                                      period ended       period ended      period ended        (inception) to
                                                      May 31, 1997       May 31, 1998      May 31, 1999         May 31, 1999
                                                      ------------       ------------      ------------         ------------

Cash used for:

  Net loss                                                (957,400)         (555,200)          (721,500)         (14,855,700)
  Less items not affecting
    working capital -
     Loss on investments                                      --                                                     120,100
     Depreciation and amortization                             500                                                   174,100
     Common stock options issued
       below market price                                     --                                                     726,200
     Stock grants                                             --                                                     213,500
     Loss on disposal of fixed assets                         --                                                      37,600
     Minority interest in loss of subsidiary                  --                                                    (329,800)
     Subsidiary stock issued to minority                      --                                                     284,600
     Subsidiary common stock options issued to
       minority issued below market price                     --                                                     202,700
     Allocation to parent of additional
       paid-in capital from issuance of
       minority stock options and grants                      --                                                    (274,000)
     Write-off Deferred stock offering costs                  --                                                     154,300
                                                      ------------       -----------        -----------          -----------
  Cash used for development
    stage activities                                      (956,900)         (555,200)          (721,500)         (13,548,400)
  Long-term debt becoming current                             --                --                 --                 (1,500)
  Repayment of long-term debt                                 --                --                 --                (25,800)
  Purchase of equipment, furniture
    and leasehold improvements                                --                --                 --               (215,100)
  Investments                                                 --                --                 --               (120,100)
  Reclassification of long-term
    advances from (repayments to)
    parent to short-term advances                             --                --                 --                (54,500)
  Deferred offering costs                                     --                --                 --               (154,300)

  Advances from (to) officer                                                                                               0
                                                      ------------       -----------        -----------          -----------
                                                          (956,900)         (555,200)          (721,500)         (14,117,700)
                                                      ------------       -----------        -----------



                                See accompanying notes to consolidated financial statements.


                                                   MEDITECH PHARMACEUTICALS, INC.
                                                  (A Development-Stage Enterprise)
                                      CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                                                                                                 From
                                                     Twelve month      Twelve month       Twelve month        May 4, 1982
                                                     period ended      period ended       period ended     (inception) to
                                                     May 31, 1997      May 31, 1998       May 31, 1999       May 31, 1999
                                                     ------------      ------------       ------------       ------------


Cash provided by:
  Financing activities --
    Proceeds from long-term debt                            --                 --                 --               27,300
    Advances from (repayments to)
      parent and affiliates                              236,200            258,200            283,100          3,191,800
    Issuance of (retirement of)
      common stock                                        15,300               --                4,800            123,800
    Additional paid-in capital                           412,000               --              134,600          5,767,500
    Increase in paid-in capital due to
      increase in equity of subsidiary
      due to issuance of common stock                       --                 --                 --              274,100
    Proceeds from sale of warrants                          --                 --                 --                  100
    Proceeds from sale of fixed assets                      --                 --                 --                3,400
    Proceeds from minority investment in subs               --                 --                 --              300,000
    Issuance of common stock for
      repayment of debt to parent                           --                 --                 --             (559,900)
                                                     -----------        -----------        -----------        -----------
                                                         663,500            228,200            422,500          9,128,100

Add (subtract) changes in
  components of working capital
  other than cash -
Current portion of long-term debt                           --                 --                 --                    0
Note payable                                                --                 --                 --                    0
Advances from parent                                        --                 --                 --              717,400
Accounts payable                                          88,000             91,400             94,100          1,718,100
Accrued professional fees                                   --                 --                 --              635,300
Accrued laboratory expenses                                 --                 --                 --               33,900
Accrued compensation                                     205,400            205,600            204,900          2,358,500
Stock subscription proceeds refundable                      --                 --                 --                    0
Advances (to) from affiliates                               --                 --                 --                    0
Prepaid and other current assets                            --                 --                 --                 (600)
Proceeds from loan payable                                  --                 --                 --               71,000
                                                     -----------        -----------        -----------        -----------
                                                         956,900            555,200            721,500         14,117,700
                                                     -----------        -----------        -----------        -----------

Net increase (decrease) in cash                                0                  0                 0                   0
Cash at the beginning of the period                            0                  0                 0                --
                                                     -----------        -----------        -----------        -----------

Cash at the end of the period                                  0                  0                  0                  0
                                                     ===========        ===========        ===========        ===========



                             See accompanying notes to consolidated financial statements.



                       THIS PAGE INTENTIONALLY LEFT BLANK

                         MEDITECH PHARMACEUTICALS, INC.

                        (A DEVELOPMENT-STAGE ENTERPRISE)

              TWELVE MONTH PERIODS ENDED MAY 31, 1989, 1990, 1991,
                 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999

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

NOTE 2. NEED FOR ADDITIONAL FINANCING
-------------------------------------

     THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. THE COMPANY HAS INCURRED AN ACCUMULATED NET LOSS THROUGH MAY 31, 1999, OF $14,855,700 AND, AS OF THAT DATE, THE COMPANY'S CURRENT LIABILITIES EXCEEDED ITS CURRENT ASSETS BY $7,567,600. THE COMPANY IS EXPERIENCING SEVERE CASH FLOW DIFFICULTIES AND ANTICIPATES ADDITIONAL CASH EXPENDITURES WILL BE REQUIRED TO CONTINUE ITS RESEARCH AND DEVELOPMENT ACTIVITIES. ACCORDINGLY, THE CONTINUED EXISTENCE OF THE COMPANY IS DEPENDENT UPON ITS ABILITY TO OBTAIN SIGNIFICANT ADDITIONAL WORKING CAPITAL. THE COMPANY IS CURRENTLY SEEKING TO OBTAIN THIS ADDITIONAL WORKING CAPITAL THROUGH EQUITY

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

NOTE 4. ADVANCES TO (FROM) PARENT AND AFFILIATED COMPANIES
----------------------------------------------------------

     ADVANCES TO (FROM) PARENT AND AFFILIATED COMPANIES WERE AS FOLLOWS:

                                               MAY 31,
                                     ---------------------------
                                        1999             1998
                                        ----             ----

      PETRO-MED (NOTE 16)            $(3,294,800)    $(3,011,700)
                                     ===========     ===========



     THE ADVANCES BETWEEN THE COMPANY AND PETRO-MED BEAR INTEREST IN 1995 AT 9% PER ANNUM. INTEREST EXPENSE FOR THE YEARS ENDED MAY 31, 1998 AND 1999, WAS $258,200 AND $283,100, RESPECTIVELY. AT MAY 31, 1999, THE COMPANY WAS INDEBTED TO PETRO-MED INC. IN THE AMOUNT OF $3,294,800. THESE AMOUNTS ARE REPAYABLE WITH INTEREST AT 9% PER ANNUM AS FOLLOWS: $36,000 ON THE SECOND ANNIVERSARY OF THE COMPLETION OF A REFINANCING OF THE COMPANY AND THE BALANCE ON DEMAND.

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

     IN FISCAL 1988 THE COMPANY WAS ADVANCED $8,000 FROM AN AFFILIATED COMPANY. THIS ADVANCE, WHICH BEARS NO INTEREST AND IS UNSECURED, IS DUE ON DEMAND.

NOTE 5. EQUIPMENT AND FURNITURE
-------------------------------

     EQUIPMENT AND FURNITURE ARE COMPOSED OF THE FOLLOWING:

                                                      MAY 31,
                                  ---------------------------------------------
                                    1996         1997        1998        1999
                                    ----         ----        ----        ----
OFFICE EQUIPMENT AND
FURNITURE                         $135,600     $135,600    $135,600    $135,600

LESS: ACCUMULATED DEPRECIATION     135,100     $135,600    $135,600    $135,600
                                  --------     --------    --------    --------
                                  $    500     $      0    $      0    $      0
                                  ========     ========    ========    ========

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

     ON JULY 9, 1998, THE COMPANY AUTHORIZED THE ISSUANCE OF 4,800,000 SHARES OF COMMON STOCK FOR A TOTAL OF APPROXIMATELY $25,000 (INCLUDING FORGIVENESS OF DEBTS OWED BY THE COMPANY AND COMPENSATION OF SERVICES. THE SHARES WERE ISSUED ON JULY 14, 1998.



STOCK WARRANTS


     IN JULY 1983,  THE  COMPANY  SOLD,  FOR $100,  WARRANTS  TO  PURCHASE UP TO
1,200,000  SHARES OF ITS COMMON STOCK WHICH COULD BE EXERCISED AT $.36 PER SHARE
BEFORE JULY 11, 1988.  NONE OF THE WARRANTS WERE EXERCISED AND THE WARRANTS HAVE
EXPIRED.

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

NOTE 10. INCOME TAXES
---------------------

     AS OF MAY 31, 1999, THE COMPANY HAD NET OPERATING LOSS CARRYFORWARDS OF APPROXIMATELY $3,250,300 FOR FEDERAL TAX PURPOSES AND $14,855,700 FOR FINANCIAL REPORTING PURPOSES WHICH EXPIRE DURING THE PERIOD FROM 2000 THROUGH 2007. THE DIFFERENCE BETWEEN THE TAX AND FINANCIAL REPORTING NET OPERATING LOSS CARRYFORWARDS RESULTS PRINCIPALLY FROM START-UP COSTS WHICH HAVE BEEN EXPENSED FOR FINANCIAL REPORTING PURPOSES AND DEFERRED FOR INCOME TAX PURPOSES.

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

                                                 SCHEDULE II

                          Amounts receivable from related parties and underwriters,
                              promoters and employees other than related parties

                                                                     Reductions        Balance at end of Period
                                       Balance at               -----------------------------------------------
                                       Beginning                 Amounts      Amounts                  Not
Name of Debtor          Period         of Period    Additions   Collected   Written Off   Current    Current

==================      ======         ==========   =========   =========   ===========   =======    ========
Mas Industries, Inc.   5/1/98 to          $250          -           -            -         $250         -
                       5/31/99

                       6/1/97 to          $250          -           -            -         $250         -
                       5/31/98

                       6/1/96 to          $250          -           -            -         $250         -
                       5/31/97

                       6/1/95 to          $250          -           -            -         $250         -
                       5/31/96

                       6/1/94 to          $250          -           -            -         $250         -
                       5/31/95

                       6/1/93 to          $250          -           -            -         $250         -
                       5/31/94

                       6/1/92 to          $250          -           -            -         $250         -
                       5/31/93

                       6/1/91 to          $250          -           -            -         $250         -
                       5/31/92

                       6/1/90 to          $250          -           -            -         $250         -
                       5/31/91

Skin Control           6/1/98 to          $900          -           -            -         $900         -
Systems, Inc.          5/31/99

                       6/1/97 to          $900          -           -            -         $900         -
                       5/31/98

                       6/1/96 to          $900          -           -            -         $900         -
                       5/31/97

                       6/1/95 to          $900          -           -            -         $900         -
                       5/31/96

                       6/1/94 to          $900          -           -            -         $900         -
                       5/31/95

                       6/1/93 to          $900          -           -            -         $900         -
                       5/31/94

                       6/1/92 to          $900          -           -            -         $900         -
                       5/31/91

                       6/1/91 to          $900          -           -            -         $900         -
                       5/31/92

                       6/1/90 to          $900          -           -            -         $900         -
                       5/31/90

JCR Marketing, Inc.    6/1/98 to
                       5/31/99            $100          -           -            -         $100         -

                       6/1/97 to          $100          -           -            -         $100         -
                       5/31/98

                       6/1/96 to          $100          -           -            -         $100         -
                       5/31/97

                       6/1/95 to          $100          -           -            -         $100         -
                       5/31/96

                       6/1/94 to          $100          -           -            -         $100         -
                       5/31/95

Table continues on next page
                                                        F-23




                                                                     Reductions        Balance at end of Period
                                       Balance at               -----------------------------------------------
                                       Beginning                 Amounts      Amounts                  Not
Name of Debtor          Period         of Period    Additions   Collected   Written Off   Current    Current

==================      ======         ==========   =========   =========   ===========   =======    ========

JCR Marketing, Inc.    6/1/93 to          $100          -           -            -         $100         -
                       5/31/94

                       6/1/92 to          $100          -           -            -         $100         -
                       5/31/91

                       6/1/91 to          $100          -           -            -         $100         -
                       5/31/92

                       6/1/90 to          $100          -           -            -         $100         -
                       5/31/91


                                     F-23(a)

                                                     SCHEDULE V

                                             PROPERTY, PLANT & EQUIPMENT



                                      BALANCE AT                                          OTHER
                                      BEGINNING OF                       RETIREMENT       CHANGES          BALANCE AT
CLASSIFICATION                        PERIOD            ADDITIONS        AT COST          ADD (DEDUCT)     END OF PERIOD
--------------                        ------------      ---------        ----------       ------------     -------------

MAY 31, 1999                           $135,600         $      0         $      0         $      0         $135,600

YEAR ENDED MAY 31, 1998
FURNITURE, FIXTURES &
EQUIPMENT                              $135,600         $      0         $      0         $      0         $135,600
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------
                                       $135,600         $      0         $      0         $      0         $135,600


YEAR ENDED MAY 31, 1997
FURNITURE, FIXTURES &
EQUIPMENT                              $135,600         $      0         $      0         $      0         $135,600
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------
                                       $135,600         $      0         $      0         $      0         $135,600


YEAR ENDED MAY 31, 1996
FURNITURE, FIXTURES &
EQUIPMENT                              $135,600         $      0         $      0         $      0         $135,600
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $135,600         $      0         $      0         $      0         $135,600

YEAR ENDED MAY 31, 1995:
FURNITURE, FIXTURES &                  $135,600         $      0         $      0         $      0         $135,600
EQUIPMENT
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $135,600         $      0         $      0         $      0         $135,600

YEAR ENDED MAY 31, 1994
FURNITURE, FIXTURES &
EQUIPMENT                              $135,600         $      0         $      0         $      0         $135,600
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $135,600         $      0         $      0         $      0         $135,600

YEAR ENDED MAY 31, 1993:
FURNITURE, FIXTURES &                  $135,600         $      0         $      0         $      0         $135,600
EQUIPMENT
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $135,000         $      0         $      0         $      0         $135,000

YEAR ENDED MAY 31,1992
FURNITURE, FIXTURES &                  $132,700         $      0         $      0         $      0         $132,700
EQUIPMENT
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $132,700         $      0         $      0         $      0         $132,700







                                                        SCHEDULE Vl

                   ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT & EQUIPMENT


                                             BALANCE AT       ADDITIONS                       OTHER
                                             BEGINNING OF     CHARGED TO                      CHANGES        BALANCE AT
DESCRIPTION                                  PERIOD           COSTS/EXPENSES  RETIREMENT      ADD (DEDUCT)   END OF PERIOD
-----------                                  ------------     --------------  ----------      ------------   -------------

MAY 31, 1999                                  $135,600        $      0        $      0        $      0        $135,600

YEAR ENDED MAY 31, 1998
FURNITURE, FIXTURES &                         $135,100        $    500        $      0        $      0        $135,600
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $135,100        $    500        $      0        $      0        $135,600

YEAR ENDED MAY 31, 1997
FURNITURE, FIXTURES &                         $135,100        $    500        $      0        $      0        $135,600
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $135,100        $    500        $      0        $      0        $135,600

YEAR ENDED MAY 31 1996:
FURNITURE, FIXTURES &                         $134,500        $    600        $      0        $      0        $135,100
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $134,500        $    600        $      0        $      0        $135,100
YEAR ENDED MAY 31, 1995
FURNITURE, FIXTURES &                         $134,000        $    500        $      0        $      0        $134,000
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0             $0'
                                              --------        --------        --------        --------             --
                                              $134,000        $    500        $      0        $      0        $134,000

YEAR ENDED MAY 31 1994
FURNITURE, FIXTURES & EQUIPMENT               $133,400        $    600        $      0        $      0        $133,400
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $133,400        $    600        $      0        $      0        $133,400

YEAR ENDED MAY 31, 1993
FURNITURE, FIXTURES &                         $132,700        $    700        $      0        $      0        $132,700
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $132,700        $    700        $      0        $      0        $132,700

YEAR ENDED MAY 31 1992
FURNITURE, FIXTURES &                         $132,100        $    600        $      0        $      0        $132,100
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $132,100        $    600        $      0        $      0        $132,l00



                                                               F-25
