Form 10-Q
period 1999-08-31
MEDITECH PHARMACEUTICALS INC
filed 1999-10-18
CIK 717588

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED AUGUST 31, 1999

                           COMMISSION FILE NO. 0-12561

                         MEDITECH PHARMACEUTICALS, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


           NEVADA                                            95-3819300
-------------------------------                           ------------------
(STATE OR OTHER JURISDICTION OF                             (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

             PMB 382, 10105 E. VIA LINDA, #103, SCOTTSDALE, AZ 85258
             -------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (480) 614-2874
                          -----------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (AND FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                             YES  XX           NO___

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

129,353,432 SHARES OF $.001 PAR VALUE COMMON STOCK AS OF MARCH 31, 1999.



                                  MEDITECH PHARMACEUTICALS, INC.
                                 (A Development-Stage Enterprise)
                                    CONSOLIDATED BALANCE SHEET

                                                                         Aug. 31,                 May 31,
                                                                          1999                     1999
                                                                       ------------            ------------
                                              ASSETS
Current assets:
  Cash, including interest-bearing accounts                            $       --              $       --
  Prepaid assets and other current assets                                       600                     600
                                                                       ------------            ------------

                            Total current assets                                600                     600


Due from officer
Equipment and furniture, net
                                                                       ------------            ------------
TOTAL                                                                  $        600            $        600
                                                                       ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                                $  1,187,100            $  1,176,100
  Accrued professional fees                                                 635,300                 635,300
  Accrued laboratory expenses                                                33,900                  33,900
  Accrued compensation                                                    2,407,300               2,356,500
  Advances from parent                                                    3,369,500               3,294,800
  Advances from affiliate                                                         0                       0
  Current portion of long-term debt                                               0                       0
  Loan payable                                                               71,000                  71,000
                                                                       ------------            ------------
                            Total current liabilities                     7,704,100               7,567,600

Long-term debt
                                                                       ------------            ------------
                                                                          7,704,100               7,567,600
                                                                       ------------            ------------

Minority interest                                                           191,300                 191,300

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock - $.001 par value, 25,000,000 shares
    authorized, none issued or outstanding
  Common stock - $.001 par value, 400,000,000 shares
    authorized: May 31, 1999, 123,816,925 shares issued and
    to be issued; Aug. 31, 1999 123,816,925 shares issued
    and to be issued                                                        123,800                 123,800
  Additional paid-in capital                                              6,973,600               6,973,600
  Deficit accumulated during development stage                          (14,992,200)            (14,855,700)
                                                                       ------------            ------------
                            Total shareholders' equity (deficit)         (7,894,800)             (7,758,300)
                                                                       ------------            ------------
TOTAL                                                                  $        600            $        600
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







                                   MEDITECH PHARMACEUTICALS, INC.
                                  (A Development-Stage Enterprise)
                               CONSOLIDATED STATEMENT OF NET LOSS AND
                             DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE



                                                              Period from      Period from     Period from
                                                              Jun. 1, 1999     Jun. 1, 1998    May 4, 1982
                                                                   to               to       (inception) to
                                                              Aug. 31, 1999   Aug. 31, 1998   Aug. 31, 1999
                                                              -------------   -------------   ------------

Research and development expenditures                         $           0   $               $     489,300
                                                              -------------   -------------   -------------

Clinical trials                                                           0                       1,347,800
                                                              -------------   -------------   -------------

Expenses for efforts to secure inancing, establish affiliations with clinics and physicians and formulate a marketing strategy:

    Compensation                                                     60,500          60,900       5,162,400
    Professional fees                                                     0          30,500       1,307,100
    General and administrative                                        1,300         110,500       3,933,400
                                                              -------------   -------------   -------------
                                                                     61,800         201,900      10,402,900
Organization expenses                                                                                16,300
Loss on investments                                                                                 120,100
Gain on sale of fixed assets                                                                           (500)
Lawsuit settlement                                                                                   15,000
Write-off of uncollectible note
  receivable                                                                                        100,000
Interest expense                                                     74,700          68,300       2,964,700
Interest income                                                                                    (298,500)
Royalty income                                                                                      (75,000)
Miscellaneous Income                                                                                (75,100)
Aborted stock offering costs                                                                        325,400
Gain on early extinguishment of debt                                                                (10,400)
Minority interest in net loss of subsidiary                                                        (329,800)
                                                              -------------   -------------   -------------

Net loss and deficit accumulated during development stage     $     136,500         270,200   $  14,992,200
                                                              =============   =============   =============
Net loss and deficit accumulated during development stage
  per share of common stock                                   $        .001   $        .002   $         .16
                                                              =============   =============   =============

Weighted average number of shares outstanding                   123,816,925     121,625,621      91,337,145
                                                              =============   =============   =============


                           See accompanying notes to consolidated financial statements.






                         MEDITECH PHARMACEUTICALS, INC.
                        (A Development-Stage Enterprise)
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    May 4, 1982 (Inception) to Aug. 31, 1999




                                                     Common stock          Additional
                                                 ------------------         paid-in
                                                  Shares     Amount         capital
                                                 ------      ------       ------------
                                                 (000's)


         Balance at May 31, 1983                48,000    $     48,000    $    295,000

         Balance at May 31, 1984                66,115          66,100       4,182,000

         Balance at May 31, 1985                66,015          66,000       4,153,400

         Balance at May 31, 1986                74,015    $     74,000    $  5,753,600

         Balance at May 31, 1987                76,325    $     76,300    $  5,470,700

         Balance at May 31, 1988                78,231    $     78,200    $  5,909,800

         Balance at May 31, 1989                88,988          89,000       6,129,000

         Balance at May 31, 1990                89,088          89,100       6,139,500

         Balance at May 31, 1991                92,088          92,100       6,177,800
Change in equity of subsidiary due to
  issuance of common stock                        --              --              --
Common stock granted for services
  during Fiscal 1992                              --              --              --
Sale of stock, February 1992                     2,000           2,000          29,400
Net Loss, year ended May 31, 1992                 --              --              --
                                          ------------    ------------    ------------
         Balance at May 31, 1992                94,088          94,100       6,207,200
Net Loss, year ended May 31, 1993             (449,400)       (449,400)
                                          ------------    ------------    ------------
         Balance at May 31, 1993                94,088          94,100       6,207,200
Common stock granted for services
   during Fiscal 1994                            7,105           7,100         195,000
Sale of Stock, April 1994                        1,400           1,400          12,300
Net Loss, year ended May 31, 1994                 --              --              --
                                          ------------    ------------    ------------
         Balance at May 31, 1994               102,593         102,600       6,414,500
Sale of Stock, Fiscal 1995                       1,088           1,100          12,500
Net Loss, year ended May 31, 1995                 --              --              --
                                          ------------    ------------    ------------
         Balance at May 31, 1995               103,681         103,700       6,427,000

Net Loss, year ended May 31, 1996             (501,600)       (501,600)
                                          ------------    ------------    ------------
         Balance at May 31, 1996               103,681         103,700       6,427,000

Common stock granted for services
  during Fiscal 1997                            15,335          15,300         412,000
Common stock subscriptions                       5,000           5,000
Net Loss, year ended May 31, 1997                 --              --              --
                                          ------------    ------------    ------------
         Balance at May 31, 1997               119,016         119,000       6,839,000

Net Loss, year ended May 31, 1998             (555,200)       (555,200)
                                          ------------    ------------    ------------
         Balance at May 31, 1998               119,016         119,000       6,839,000

Common stock granted for services
  during Fiscal 1999                             4,800           4,800         134,600
Net Loss, year ended May 31, 1999             (721,500)       (721,500)
                                          ------------    ------------    ------------
                                               123,816         123,800       6,973,600


Net Loss for period ended Aug. 31, 1999       (136,500)       (136,500)
                                          ------------    ------------    ------------
         Balance at Aug. 31, 1999              123,816         123,800       6,973,600
                                          ============    ============    ============

                                            MEDITECH PHARMACEUTICALS, INC.
                                           (A Development-Stage Enterprise)
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (Continued)
                                     May 4, 1982 (Inception) to Aug. 31, 1999



                                                             Deficit
                                                           accumulated
                                            Common            during         Note
                                              stock        development    receivable
                                           subscribed        stage       from officer       Total
                                          ------------     -----------   -------------    ------------

         Balance at May 31, 1983          $    234,400    $ (1,022,600)   $       --      $   (445,200)

         Balance at May 31, 1984                  --        (2,361,000)           --         1,887,100

         Balance at May 31, 1985                  --        (4,155,100)           --            64,300

         Balance at May 31, 1986          $       --      $ (5,688,900)   $ (1,440,000)   $ (1,301,300)

         Balance at May 31, 1987          $       --      $ (7,395,200)   $          0    $ (1,848,200)

         Balance at May 31, 1988          $          0    $ (8,275,400)   $          0    $ (2,287,400)

         Balance at May 31, 1989                     0      (8,916,800)              0      (2,698,800)

         Balance at May 31, 1990                     0      (9,438,900)              0      (3,210,300)

         Balance at May 31, 1991                     0      (9,918,000)              0      (3,648,100)
Change in equity of subsidiary due to
  issuance of common stock                        --              --              --                 0
Common stock granted for services
  during Fiscal 1992                              --              --              --                 0
Sale of stock, February 1992                      --              --              --            31,400
Net Loss, year ended May 31, 1992                 --          (483,100)           --          (483,100)
                                          ------------    ------------    ------------    ------------
         Balance at May 31, 1992                     0     (10,401,100)              0      (4,099,800)
Net Loss, year ended May 31, 1993
                                          ------------    ------------    ------------    ------------
         Balance at May 31, 1993                     0     (10,850,500)              0      (4,549,200)
Common stock granted for services
   during Fiscal 1994                             --              --              --           202,100
Sale of Stock, April 1994                         --              --              --            13,700
Net Loss, year ended May 31, 1994                 --          (753,900)           --          (753,900)
                                          ------------    ------------    ------------    ------------
         Balance at May 31, 1994                     0     (11,604,400)              0      (5,087,300)
Sale of Stock, Fiscal 1995                        --              --              --            13,600
Net Loss, year ended May 31, 1995                 --          (515,600)           --          (515,600)
                                          ------------    ------------    ------------    ------------
         Balance at May 31, 1995                     0     (12,120,000)              0      (5,589,300)

Net Loss, year ended May 31, 1996
                                          ------------    ------------    ------------    ------------
         Balance at May 31, 1996                     0     (12,621,600)              0      (6,090,900)

Common stock granted for services
  during Fiscal 1997                            (5,000)        422,300
Common stock subscriptions
Net Loss, year ended May 31, 1997                 --          (957,400)           --          (957,400)
                                          ------------    ------------    ------------    ------------
         Balance at May 31, 1997                     0     (13,579,000)              0      (6,621,000)

Net Loss, year ended May 31, 1998
                                          ------------    ------------    ------------    ------------
         Balance at May 31, 1998                     0     (14,134,200)              0      (7,176,200)

Common stock granted for services
  during Fiscal 1999                           139,400
Net Loss, year ended May 31, 1999
                                          ------------    ------------    ------------    ------------
                                                     0     (14,855,700)              0      (7,758,300)


Net Loss for period ended Aug. 31, 1999
                                          ------------    ------------    ------------    ------------
         Balance at Aug. 31, 1999                    0     (14,992,200)              0      (7,894,800)
                                          ============    ============    ============    ============



                               See accompanying notes tconsolidated financial statements.






                                           MEDITECH PHARMACEUTICALS, INC.
                                          (A Development-Stage Enterprise)
                             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION




                                                  Period from       Period from       From
                                                 Jun. 1, 1999      Jun. 1, 1998    May 4, 1982
                                                      to                to       (inception) to
                                                 Aug. 31, 1999     Aug. 31, 1998  Aug. 31, 1999
                                                 -------------     -------------  --------------

Cash provided by:
  Financing activities --
    Proceeds from long-term debt                 $                 $               $    27,300
    Advances from (repayments to)
      parent and affiliates                             74,700         68,300        3,266,500
    Issuance of (retirement of)
      common stock                                                      4,800          123,800
    Additional paid-in capital                                        134,600        5,767,500
    Increase in paid-in capital due
      to increase in equity
      of subsidiary due to issuance
      of common stock                                                                  274,100
    Proceeds from sale of warrants                                                         100
    Proceeds from sale of fixed assets                                                   3,400
    Proceeds from minority investmen
      in subsidiary                                                                    300,000
    Issuance of common stock for
      repayment of debt to parent                                                     (559,900)
                                                   -----------    -----------      -----------
                                                        74,700        207,700        9,202,800
Add (subtract) changes in
  components of working capital
  other than cash -
Current portion of long-term debt                                                            0
Note payable                                                                                 0
Advances from parent                                                                   717,400
Accounts payable                                        11,000         12,100        1,187,100
Accrued professional fees                                                              635,300
Accrued laboratory expenses                                                             33,900
Accrued compensation                                    50,800         50,400        2,407,300
Stock subscription proceeds refundable                                                       0
Advances (to) from affiliates                                                                0
Prepaid and other current assets                                                          (600)
Proceeds from loan payable                                                              71,000
                                                   -----------    -----------      -----------
                                                       136,500        270,200       14,254,200
                                                   -----------    -----------      -----------


Net increase (decrease) in cash                              0              0                0
Cash at the beginning of the period                          0              0             --
                                                   -----------    -----------      -----------

Cash at the end of the period                      $         0    $         0      $         0
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

                                                 MEDITECH PHARMACEUTICALS, INC.
                                                (A Development-Stage Enterprise)
                                  CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION


                                                                     Period from         Period from           From
                                                                    Jun. 1, 1999        Jun. 1, 1998        May 4, 1982
                                                                        to                   to            (inception) to
                                                                   Aug. 31, 1999        Aug. 31, 1998      Aug. 31, 1999
                                                                   -------------        -------------      --------------
Cash used for:

  Net loss                                                         $   (136,500)       $   (270,200)       $(14,992,200)
  Less items not affecting
    working capital -
     Loss on investments                                                                                        120,100
     Depreciation and amortization                                                                              174,100
     Common stock options issued
       below market price                                                                                       726,200
     Stock grants                                                                                               213,500
     Loss on disposal of fixed assets                                                                            37,600
     Minority interest in loss of subsidiary                                                                   (329,800)
     Subsidiary stock issued to minority                                                                        284,600
     Subsidiary common stock options issued to
       minority issued below market price                                                                       202,700
     Allocation to parent of additional paid-in capital
       from issuance of minority stock options and grants                                                      (274,000)
     Write-off Deferred stock offering costs                                                                    154,300
                                                                   ------------        ------------        ------------
  Cash used for development
    stage activities                                                   (136,500)           (270,200)        (13,682,900)
  Long-term debt becoming current                                                                                (1,500)
  Repayment of long-term debt                                                                                   (25,800)
  Purchase of equipment, furniture
    and leasehold improvements                                                                                 (215,100)
  Investments                                                                                                  (120,100)
  Reclassification of long-term
    advances from (repayments to)
    parent to short-term advances                                                                               (54,500)
  Deferred offering costs                                                                                      (154,300)

  Advances from (to) officer                                                                                          0
                                                                   ------------        ------------        ------------
                                                                       (136,500)           (270,200)        (14,254,200)
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



                         MEDITECH PHARMACEUTICALS, INC.
                 (A MINORITY OWNED DEVELOPMENT-STAGE ENTERPRISE
                               OF PETRO-MED INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENATION

THE ACCOMPANYING BALANCE SHEET, AS OF AUGUST 31, 1999, AND THE STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE, OF SHAREHOLDER'S EQUITY (DEFICIT) AND OF CHANGES IN FINANCIAL POSITION FOR THE PERIOD FROM MAY 4, 1982, (INCEPTION) THROUGH AUGUST 31, 1999, AND THE RELATED STATEMENT OF SHAREHOLDERS' DEFICIT FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO AUGUST 31, 1999, ARE UNAUDITED, BUT IN THE OPINION OF MANAGEMENT INCLUDE ALL ADJUSTMENTS NECESSARY FOR THE FAIR PRESENTATION OF THE FINANCIAL POSITION, RESULTS OF OPERATIONS AND THE DEFICIT ACCUMULATED FOR THE INTERIM PERIODS PRESENTED. ALL ADJUSTMENTS ARE OF A NORMAL AND RECURRING NATURE.

PROFESSIONAL FEES INCLUDE LEGAL FEES, ACCOUNTING FEES AND LEGAL PRINTING FEES. THOSE FEES WHICH ARE NOT SUBJECT TO DISPUTE WILL BE PAID, IN WHOLE OR IN PART, UPON REFINANCING OF THE COMPANY, IF ANY.

NOTE 2 - INCOME TAXES

NO PROVISION FOR STATE AND FEDERAL INCOME TAXES IS REQUIRED FOR THE PERIOD MAY 4, 1982 (INCEPTION) THROUGH AUG. 31, 1999, AS THE COMPANY'S OPERATIONS DID NOT GENERATE TAXABLE INCOME FOR TAX OR FINANCIAL REPORTING PURPOSES.

NOTE 3 - ADVANCES TO PARENT

AT AUG. 31, 1999, THE COMPANY WAS INDEBTED TO PETRO-MED INC. IN THE AMOUNT OF $3,369,500. THESE ADVANCES ARE REPAYABLE WITH INTEREST AT 9% PER ANNUM AS
FOLLOWS: $36,000 ON THE SECOND ANNIVERSARY OF THE COMPLETION OF REFINANCING OF THE COMPANY, IF ANY (SEE NOTE 4), AND THE BALANCE ON DEMAND. PETRO-MED HAS FILED A CHAPTER XI BANKRUPTCY PETITION, WHICH WAS CONVERTED TO A CHAPTER VII ON AUGUST 26, 1992.

NOTE 4 - NEED FOR ADDITIONAL FINANCING

FOR THE PERIOD MAY 4, 1982, (INCEPTION) THROUGH AUGUST 31, 1999, THE COMPANY HAD AN ACCUMULATED DEFICIT OF $14,992,200. THE COMPANY IS CURRENTLY EXPERIENCING SEVERE CASH FLOW DIFFICULTIES, AND ANTICIPATES SUBSTANTIAL ADDITIONAL CASH EXPENDITURES WILL BE REQUIRED TO CONTINUE ITS RESEARCH AND DEVELOPMENT ACTIVITIES.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEVELOPMENT STAGE ACTIVITIES

THE COMPANY IS IN THE DEVELOPMENT STAGE AND ACCORDINGLY HAS HAD NO SIGNIFICANT REVENUES. ITS PRINCIPAL DEVELOPMENT ACTIVITIES FROM MAY 4, 1982 (INCEPTION) THROUGH AUG. 31, 1999, HAVE BEEN EFFORTS TO SECURE FINANCING, CREATE A
MANAGEMENT AND BUSINESS STRUCTURE, AND DEVELOP AND TEST VIRAPLEX(R) AND MTCH-24(TM).

AS OF AUGUST 31, 1999, APPROXIMATELY $12,240,000 HAD BEEN EXPENDED BY THE COMPANY IN CARRYING OUT ACTIVITIES RELATING TO THE DEVELOPMENT AND TESTING OF VIRAPLEX(R) AND MTCH-24(TM). THIS TOTAL INCLUDES $1,347,800 FOR CLINICAL TRIALS, $489,300 FOR RESEARCH AND DEVELOPMENT, $5,162,400 FOR COMPENSATION, $1,307,100 FOR PROFESSIONAL FEES, AND $3,933,400 FOR GENERAL AND ADMINISTRATIVE EXPENSES, INCLUDING FEES TO CONSULTANTS.

LIQUIDITY AND CAPITAL RESOURCES

INITIALLY THE COMPANY FUNDED ITS ACTIVITIES THROUGH A NOTE PAYABLE TO A BANK, ADVANCES FROM PRINCIPAL SHAREHOLDERS AND SUBORDINATED DEBT. IN EARLY 1983, A PRIVATE OFFERING WAS UNDERTAKEN YIELDING NET PROCEEDS OF $531,400. SINCE THAT TIME, THE COMPANY HAS FINANCED ITS DEVELOPMENT ACTIVITIES FROM THE $3,413,000 NET PROCEEDS OF ITS JULY 11, 1983, PUBLIC OFFERING, LOANS, SALE OF ITS COMMON STOCK, ROYALTY PAYMENTS AND ADVANCES FROM PETRO-MED INC.

THE COMPANY NEEDS ADDITIONAL FUNDING TO CONTINUE ITS DEVELOPMENT STAGE ACTIVITIES. MANAGEMENT ESTIMATES THAT THE COMPANY WILL NEED APPROXIMATELY $2,000,000 IN ORDER TO CONTINUE ITS EVALUATIONS OF VIRAPLEX(R) AND MTCH-24(TM). WITHOUT THIS ADDITIONAL FUNDING, IT IS UNCERTAIN WHETHER THE COMPANY MAY CONTINUE AS A GOING CONCERN. MANAGEMENT LACKS SUFFICIENT INFORMATION AT THIS TIME TO DETERMINE THE EFFECT, IF ANY, OF LEGAL ACTION BY SERGEI GIVOTOVSKY AGAINST THE COMPANY, PETRO-MED INC., AND GERALD N. KERN. NO ACTION HAS BEEN TAKEN BY ANY PARTY IN THAT MATTER FOR OVER THREE YEARS.

UPON COMPLETION OF ITS DEVELOPMENT ACTIVITIES AND REFINANCING, IF ANY, THE COMPANY PLANS TO CONTRACT WITH ONE OR MORE PHARMACEUTICAL COMPANIES TO MANUFACTURE AND DISTRIBUTE VIRAPLEX(R) AND MTCH-24(TM). UNDER THIS ARRANGEMENT, THE COMPANY DOES NOT EXPECT TO INCUR SIGNIFICANT MANUFACTURING OR DISTRIBUTION COSTS AND ACCORDINGLY DOES NOT ANTICIPATE THE NEED FOR ADDITIONAL FINANCING TO FUND THE MANUFACTURING AND MARKETING OF ITS PRODUCTS.

INFLATION

THE COMPANY HAS NO EXPERIENCE WITH RESPECT TO THE EFFECT OF INFLATION ON ITS BUSINESS. HOWEVER, THE PHARMACEUTICAL INDUSTRY IS WELL DEVELOPED AND BASED ON MANAGEMENT'S UNDERSTANDING OF INDUSTRY EXPERIENCE, IT BELIEVES THAT INFLATION WILL NOT HAVE A SIGNIFICANT IMPACT ON THE RESULTS OF THE COMPANY'S OPERATIONS IN THE FUTURE.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         NOT APPLICABLE.

ITEM 2 - CHANGE IN SECURITIES
         NOT APPLICABLE.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         NOT APPLICABLE.

ITEM     4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS NOT APPLICABLE.

ITEM 5 - OTHER INFORMATION
         NOT APPLICABLE.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         NOT APPLICABLE.

SIGNATURE(S)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO THE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    MEDITECH PHARMACEUTICALS, INC.
                                            (REGISTRANT)

DATED AUGUST 13, 1999               BY: /S/ CYNTHIA S. KERN
                                       -----------------------------------------
                                       CYNTHIA S. KERN, PRESIDENT
                                       AND ACTING CHIEF FINANCIAL OFFICER