Form 10-Q
period 1999-11-30
MEDITECH PHARMACEUTICALS INC
filed 2000-01-07
CIK 717588

Form 10-Q
                       Securities and Exchange Commission
                              Washington, DC 20549

                   Quarterly Report Under Section 13 or 15 (D) of the Securities and Exchange Act of 1934

                       For Quarter Ended November 30, 1999

                           Commission File No. 0-12561

                         Meditech Pharmaceuticals, Inc.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)


              Nevada                                             95-3819300
              ------                                             ----------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

PMB 382, 10105 E. Via Linda, #103, Scottsdale, AZ 85258
-------------------------------------------------------
(Address of principal executive offices and zip code)

(480) 614-2874
--------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (and for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes XX   No___

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the lasts practicable date.

129,353,432 shares of $.001 par value common stock, as of November 30, 1999


                               MEDITECH PHARMACEUTICALS, INC.
                              (A Development-Stage Enterprise)
                                 CONSOLIDATED BALANCE SHEET

                                                                  Nov. 30,         May 31,
                                                                    1999            1999
                                                                    ----            ----

                     ASSETS
Current assets:
  Cash, including interest-bearing accounts                     $       --      $
  Prepaid assets and other current assets                                600             600
                                                                ------------    ------------
                         Total current assets                            600             600

Due from officer
Equipment and furniture, net
                                                                ------------    ------------
TOTAL                                                           $        600    $        600
                                                                ============    ============
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                         $  1,196,500    $  1,176,100
  Accrued professional fees                                          635,300         635,300
  Accrued laboratory expenses                                         33,900          33,900
  Accrued compensation                                             2,459,100       2,356,500
  Advances from parent                                             3,445,800       3,294,800
  Advances from affiliate                                                  0               0
  Current portion of long-term debt                                        0               0
  Loan payable                                                        71,000          71,000
                                                                ------------    ------------
                         Total current liabilities                 7,841,600       7,567,600
Long-term debt
                                                                ------------    ------------
                                                                   7,841,600       7,567,600
                                                                ------------    ------------
Minority interest                                                    191,300         191,300

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock - $.001 par value, 25,000,000 shares
    authorized, none issued or outstanding
  Common stock - $.001 par value, 400,000,000 shares
    authorized: May 31, 1999, 123,816,925 shares issued and
    to be issued; Nov. 30, 1999 123,816,925 shares issued
    and to be issued                                                 123,800         123,800
  Additional paid-in capital                                       6,973,600       6,973,600
  Deficit accumulated during development stage                   (15,129,700)    (14,855,700)
                                                                ------------    ------------
                         Total shareholders' equity (deficit)     (8,032,300)     (7,758,300)
                                                                ------------    ------------
TOTAL                                                           $        600    $        600
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



                                                  MEDITECH PHARMACEUTICALS, INC.
                                                 (A Development-Stage Enterprise)
                                              CONSOLIDATED STATEMENT OF NET LOSS AND
                                           DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE


                                                         Period from     Period from    Period from    Period from       From
                                                         Sep. 1, 1999    Sep. 1, 1998   Jun. 1, 1999   Jun. 1, 1998    May 4, 1982
                                                              to             to             to             to        (inception) to
                                                         Nov. 30, 1999   Nov. 30, 1998  Nov. 30, 1999  Nov. 30, 1998  Nov. 30, 1999
                                                         -------------   -------------  -------------  -------------  -------------

Research and development expenditures                     $       --     $       --     $       --     $       --     $    489,300
                                                          ------------   ------------   ------------   ------------   ------------

Clinical trials                                                   --             --             --             --        1,347,800
                                                          ------------   ------------   ------------   ------------   ------------

Expenses for efforts to secure financing, establish affiliations with clinics and physicians and formulate a marketing strategy:

    Compensation                                                59,500         58,900        120,000        119,800      5,221,900
    Professional fees                                                0              0              0         30,500      1,307,100
    General and administrative                                   1,700          2,500          3,000        113,000      3,935,100
                                                          ------------   ------------   ------------   ------------   ------------
                                                                61,200         61,400        123,000        263,300     10,464,100
Organization expenses                                             --             --             --             --           16,300
Loss on investments                                               --             --             --             --          120,100
Gain on sale of fixed assets                                      --             --             --             --             (500)
Lawsuit settlement                                                --             --             --             --           15,000
Write-off of uncollectible note
  receivable                                                      --             --             --             --          100,000
Interest expense                                                76,300         70,200        151,000        138,500      3,041,000
Interest income                                                   --             --             --             --         (298,500)
Royalty income                                                    --             --             --             --          (75,000)
Miscellaneous Income                                              --             --             --             --          (75,100)
Aborted stock offering costs                                      --             --             --             --          325,400
Gain on early extinguishment of debt                              --             --             --             --          (10,400)
Minority interest in net loss of subsidiary                       --             --             --             --         (329,800)
                                                          ------------   ------------   ------------   ------------   ------------

Net loss and deficit accumulated during development
  stage                                                   $    137,500   $    131,600   $    274,000        401,800   $ 15,129,700
                                                          ============   ============   ============   ============   ============
Net loss and deficit accumulated during development
  stage per share of common stock                         $       .001   $       .001   $       .002   $       .003   $        .16
                                                          ============   ============   ============   ============   ============

Weighted average number of shares outstanding              123,816,925    123,816,925    123,816,925    122,715,286     91,821,838
                                                          ============   ============   ============   ============   ============


                                   See accompanying notes to consolidated financial statements.


                                        MEDITECH PHARMACEUTICALS, INC.
                                       (A Development-Stage Enterprise)
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   May 4, 1982 (Inception) to Nov. 30, 1999

                                                                                                     Deficit
                                                                                                   accumulated
                                                                     Additional       Common         during
                                                                       paid-in        stock        development
                                             Common stock              capital      subscribed        stage
                                    ---------------------------------------------------------------------------
                                        Shares          Amount
                                        ------          ------
                                        (000's)
         Balance at May 31, 1983          48,000    $     48,000    $    295,000   $    234,400    $ (1,022,600)

         Balance at May 31, 1984          66,115          66,100       4,182,000           --        (2,361,000)

         Balance at May 31, 1985          66,015          66,000       4,153,400           --        (4,155,100)

         Balance at May 31, 1986          74,015    $     74,000    $  5,753,600   $       --      $ (5,688,900)

         Balance at May 31, 1987          76,325    $     76,300    $  5,470,700   $       --      $ (7,395,200)

         Balance at May 31, 1988          78,231    $     78,200    $  5,909,800   $          0    $ (8,275,400)

         Balance at May 31, 1989          88,988          89,000       6,129,000              0      (8,916,800)

         Balance at May 31, 1990          89,088          89,100       6,139,500              0      (9,438,900)

         Balance at May 31, 1991          92,088          92,100       6,177,800              0      (9,918,000)
Change in equity of subsidiary
 due to issuance of common stock            --              --              --             --              --
Common stock granted for services
 during Fiscal 1992                         --              --              --             --              --
Sale of stock, February 1992               2,000           2,000          29,400           --              --
Net Loss, year ended May 31, 1992           --              --              --             --          (483,100)
                                    ------------    ------------    ------------   ------------    ------------
         Balance at May 31, 1992          94,088          94,100       6,207,200              0     (10,401,100)
Net Loss, year ended May 31, 1993           --              --              --             --          (449,400)
                                    ------------    ------------    ------------   ------------    ------------
         Balance at May 31, 1993          94,088          94,100       6,207,200              0     (10,850,500)
Common stock granted for services
 during Fiscal 1994                        7,105           7,100         195,000           --              --
Sale of Stock, April 1994                  1,400           1,400          12,300           --              --
Net Loss, year ended May 31, 1994           --              --              --             --          (753,900)
                                    ------------    ------------    ------------   ------------    ------------
         Balance at May 31, 1994         102,593         102,600       6,414,500              0     (11,604,400)
Sale of Stock, Fiscal 1995                 1,088           1,100          12,500           --              --
Net Loss, year ended May 31, 1995           --              --              --             --          (515,600)
                                    ------------    ------------    ------------   ------------    ------------
         Balance at May 31, 1995         103,681         103,700       6,427,000              0     (12,120,000)

Net Loss, year ended May 31, 1996                                                                      (501,600)
                                    ------------    ------------    ------------   ------------    ------------
         Balance at May 31, 1996         103,681         103,700       6,427,000              0     (12,621,600)

Common stock granted for services
 during Fiscal 1997                       15,335          15,300         412,000         (5,000)
Common stock subscriptions                                                                5,000
Net Loss, year ended May 31, 1997           --              --              --             --          (957,400)
                                    ------------    ------------    ------------   ------------    ------------
         Balance at May 31, 1997         119,016         119,000       6,839,000              0     (13,579,000)

Net Loss, year ended May 31, 1998                                                                      (555,200)
                                    ------------    ------------    ------------   ------------    ------------
         Balance at May 31, 1998         119,016         119,000       6,839,000              0     (14,134,200)

Common stock granted for services
 during Fiscal 1999                        4,800           4,800         134,600
Net Loss, year ended May 31, 1999                                                                      (721,500)
                                    ------------    ------------    ------------   ------------    ------------
                                         123,816         123,800       6,973,600              0     (14,855,700)

Net Loss for period ended
 Nov. 30, 1999                                                                                         (274,000)
                                    ------------    ------------    ------------   ------------    ------------
Balance at Nov. 30, 1999                 123,816         123,800       6,973,600              0     (15,129,700)
                                    ============    ============    ============   ============    ============

(Table Continues on Following Page)


See accompanying notes to consolidated financial statements.


                         MEDITECH PHARMACEUTICALS, INC.
                        (A Development-Stage Enterprise)
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    May 4, 1982 (Inception) to Nov. 30, 1999
                                  (Continued)

                                                 Note
                                              receivable
                                             from officer        Total
                                             ------------        -----


         Balance at May 31, 1983             $       --      $   (445,200)

         Balance at May 31, 1984                     --         1,887,100

         Balance at May 31, 1985                     --            64,300

         Balance at May 31, 1986             $ (1,440,000)   $ (1,301,300)

         Balance at May 31, 1987             $          0    $ (1,848,200)

         Balance at May 31, 1988             $          0    $ (2,287,400)

         Balance at May 31, 1989                        0      (2,698,800)

         Balance at May 31, 1990                        0      (3,210,300)

         Balance at May 31, 1991                        0      (3,648,100)
Change in equity of subsidiary
 due to issuance of common stock                     --                 0
Common stock granted for services
 during Fiscal 1992                                  --                 0
Sale of stock, February 1992                         --            31,400
Net Loss, year ended May 31, 1992                    --          (483,100)
                                             ------------    ------------
         Balance at May 31, 1992                        0      (4,099,800)
Net Loss, year ended May 31, 1993                    --          (449,400)
                                             ------------    ------------
         Balance at May 31, 1993                        0      (4,549,200)
Common stock granted for services
 during Fiscal 1994                                  --           202,100
Sale of Stock, April 1994                            --            13,700
Net Loss, year ended May 31, 1994                    --          (753,900)
                                             ------------    ------------
         Balance at May 31, 1994                        0      (5,087,300)
Sale of Stock, Fiscal 1995                           --            13,600
Net Loss, year ended May 31, 1995                    --          (515,600)
                                             ------------    ------------
         Balance at May 31, 1995                        0      (5,589,300)

Net Loss, year ended May 31, 1996                                (501,600)
                                             ------------    ------------
         Balance at May 31, 1996                        0      (6,090,900)

Common stock granted for services
 during Fiscal 1997                                               422,300
Common stock subscriptions                                          5,000
Net Loss, year ended May 31, 1997                    --          (957,400)
                                             ------------    ------------
         Balance at May 31, 1997                        0      (6,621,000)

Net Loss, year ended May 31, 1998                                (555,200)
                                             ------------    ------------
         Balance at May 31, 1998                        0      (7,176,200)

Common stock granted for services
 during Fiscal 1999                                               139,400
Net Loss, year ended May 31, 1999                                (721,500)
                                             ------------    ------------
                                                        0      (7,758,300)

Net Loss for period ended
 Nov. 30, 1999                                                   (274,000)
                                             ------------    ------------
Balance at Nov. 30, 1999                                0      (8,032,300)
                                             ============    ============


See accompanying notes to consolidated financial statements.



                                   MEDITECH PHARMACEUTICALS, INC.
                                  (A Development-Stage Enterprise)
                       CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION


                                                            Period from    Period from        From
                                                            Jun. 1, 1999   Jun. 1, 1998   May 4, 1982
                                                                 to             to       (inception) to
                                                            Nov. 30, 1999  Nov. 30, 1998  Nov. 31, 1999
                                                            -------------  -------------  -------------
Cash provided by:
  Financing activities --
    Proceeds from long-term debt                            $       --     $       --     $     27,300
    Advances from (repayments to)
      parent and affiliates                                      151,000        138,600      3,342,800
    Issuance of (retirement of)
      common stock                                                                4,800        123,800
    Additional paid-in capital                                                  134,600      5,767,500
    Increase in paid-in capital due to increase in equity
      of subsidiary due to issuance of common stock                 --             --          274,100
    Proceeds from sale of warrants                                  --             --              100
    Proceeds from sale of fixed assets                              --             --            3,400
    Proceeds from minority investment in subsidiary                 --             --          300,000
    Issuance of common stock for
      repayment of debt to parent                                   --             --         (559,900)
                                                            ------------   ------------   ------------
                                                                 151,000        278,000      9,279,100

Add (subtract) changes in
  components of working capital
  other than cash -
Current portion of long-term debt                                   --             --                0
Note payable                                                        --             --                0
Advances from parent                                                --             --          717,400
Accounts payable                                                  20,400         21,000      1,196,500
Accrued professional fees                                        635,300
Accrued laboratory expenses                                         --             --           33,900
Accrued compensation                                             102,600        102,800      2,459,100
Stock subscription proceeds refundable                              --             --                0
Advances (to) from affiliates                                       --             --                0
Prepaid and other current assets                                    --             --             (600)
Proceeds from loan payable                                          --             --           71,000
                                                            ------------   ------------   ------------
                                                                 274,000        401,800     14,391,700
                                                            ------------   ------------   ------------

Net increase (decrease) in cash                                        0              0              0
Cash at the beginning of the period                                    0              0           --
                                                            ------------   ------------   ------------

Cash at the end of the period                               $          0   $          0   $          0
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



                                    MEDITECH PHARMACEUTICALS, INC.
                                   (A Development-Stage Enterprise)
                        CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION


                                                            Period from     Period from         From
                                                            Jun. 1, 1999    Jun. 1, 1998     May 4, 1982
                                                                 to              to        (inception) to
                                                            Nov. 30, 1999   Nov. 30, 1998   Nov. 31, 1999
                                                            -------------   -------------   -------------
Cash used for:
  Net loss                                                  $   (274,000)   $   (401,800)   $(15,129,700)
  Less items not affecting
    working capital -
     Loss on investments                                            --              --           120,100
     Depreciation and amortization                                                               174,100
     Common stock options issued
       below market price                                                                        726,200
     Stock grants                                                   --              --           213,500
     Loss on disposal of fixed assets                               --              --            37,600
     Minority interest in loss of subsidiary                                                    (329,800)
     Subsidiary stock issued to minority                            --              --           284,600
     Subsidiary common stock options issued to
       minority issued below market price                           --              --           202,700
     Allocation to parent of additional paid-in capital             --              --
       from issuance of minority stock options and grants                                       (274,000)
     Write-off Deferred stock offering costs                        --              --           154,300
                                                            ------------    ------------    ------------
  Cash used for development
    stage activities                                            (274,000)       (401,800)    (13,820,400)
  Long-term debt becoming current                                   --              --            (1,500)
  Repayment of long-term debt                                       --              --           (25,800)
  Purchase of equipment, furniture
    and leasehold improvements                                      --              --          (215,100)
  Investments                                                       --              --          (120,100)
  Reclassification of long-term
    advances from (repayments to)
    parent to short-term advances                                   --              --           (54,500)
  Deferred offering costs                                           --              --          (154,300)

  Advances from (to) officer                                        --              --                 0
                                                            ------------    ------------    ------------
                                                                (274,000)       (401,800)    (14,391,700)
                                                            ------------    ------------    ------------


                     See accompanying notes to consolidated financial statements.



                         Meditech Pharmaceuticals, Inc.
                 (A minority owned development-stage enterprise
                               of Petro-Med Inc.)

                   Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation

The accompanying balance sheet, as of November 30, 1999, and the statements of deficit accumulated during development stage, of shareholder's equity (deficit) and of changes in financial position for the period from May 4, 1982 (inception) through November 30, 1999, and the related statement of shareholders' deficit for the period from May 4, 1982, (inception) to November 30, 1999, are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of the financial position, results of operations and the deficit accumulated for the interim periods presented. All adjustments are of a normal and recurring nature.

Professional fees include legal fees, accounting fees, and legal printing fees. Those fees which are not subject to dispute will be paid, in whole and in part, upon refinancing of the company, if any.

Note 2 - Income Taxes

No provision for state and federal income taxes is required for the period May 4, 1982, (inception) through November 30, 1999, as the company's operations did not generate taxable income for tax or financial reporting purposes.

Note 3 - Advances to Parent

At November 30, 1999, the company was indebted to Petro-Med Inc. In the amount of $3,445,800. These advances are repayable with interest at 9% per annum as follows: $36,000 on the second anniversary of the completion of refinancing of the company, if any (see note 4), and the balance on demand. Petro-Med has filed a Chapter XI bankruptcy petition, which was converted to a Chapter VII on August 26, 1992.

Note 4 - Need for Additional Financing

For the period May 4, 1982, (inception) through November 30, 1999, the company had an accumulated deficit of $15,129,700. The company is currently experiencing severe cash flow difficulties, and anticipates substantial additional cash expenditures will be required to continue its research and development activities.

Item 2 - Management's discussion and analysis of financial condition and results of operations

Development Stage Activities
----------------------------

The company is in the development stage and accordingly has had no significant revenues. Its principal development activities from May 4, 1982 (inception) through November 30, 1999, have been efforts to secure financing, create a management and business structure, and develop and test Viraplex (R) and MTCH-24(tm).

As of November 30, 1999, approximately $12,301,200 had been expended by the company in carrying out activities relating to the development and testing of Viraplex (R) and MTCH-24(tm). This total includes $1,347,800 for clinical trials, $489,300 for research and development, $5,221,900 for compensation, $1,307,100 for professional fees, and $3,935,100 for general and administrative expenses, including fees to consultants.

Liquidity and Capital Resources
-------------------------------

Initially, the company funded its activities through a note payable to a bank, advances from principal shareholders and subordinated debt. In early 1983, a private offering was undertaken, yielding net proceeds of $531,400. Since that time, the company has financed its development activities from the $3,413,000 net proceeds of its July 11, 1983, public offering, loans, sale of its common stock, royalty payments and advances from Petro-Med Inc.

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

Upon completion of its development activities and refinancing, if any, the company plans to contract with one or more pharmaceutical companies to manufacture and distribute Viraplex(R) and MTCH-24(tm). Under this arrangement, the company does not expect to incur significant manufacturing or distribution costs and accordingly does not anticipate the need for additional financing to fund the manufacturing and marketing of its products..

Inflation
---------

The company has no experience with respect to the effect of inflation on its business. However, the pharmaceutical industry is well developed and based upon management's understanding of industry experience, it believes that inflation will not have a significant impact on the results of the company's operations in the future.

Part II - Other information

Item 1 - Legal proceedings
           Not applicable

Item 2 - Change in securities
           Not applicable

Item 3 - Defaults upon senior securities
           Not applicable

Item 4 - Submission of matters to a vote of security holders
           Not applicable

Item 5 - Other information
           Not applicable

Item 6 - Exhibits and reports on Form 8-K
           Not applicable


Signature(s)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meditech Pharmaceuticals, Inc.
(Registrant)

By: /s/ Cynthia S. Kern                 Dated January 5, 2000
-----------------------------
Cynthia S. Kern, President
and Acting Chief Financial Officer