Form 10-Q
period 2000-02-29
MEDITECH PHARMACEUTICALS INC
filed 2000-04-14
CIK 717588

Form 10-Q
                       Securities and Exchange Commission
                              Washington, DC 20549

                   Quarterly Report Under Section 13 or 15 (D) of the Securities and Exchange Act of 1934

                       For Quarter Ended February 29, 2000

                           Commission File No. 0-12561

                         Meditech Pharmaceuticals, Inc.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Nevada                                              95-3819300
--------------------------------                               ------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

PMB 382, 10105 E. Via Linda, #103, Scottsdale, AZ 85258
-------------------------------------------------------
(Address of principal executive offices and zip code)

(480) 614-2874
-------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (and for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    XX             No
                                -------             -------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the lasts practicable date.

129,353,432 shares of $.001 par value common stock, as of February 29, 2000

                               MEDITECH PHARMACEUTICALS, INC.
                              (A Development-Stage Enterprise)
                                 CONSOLIDATED BALANCE SHEET

                                                                        Feb. 29,                May 31,
                                                                          2000                   1999
                                                                      ------------            ------------
                                     ASSETS
Current assets:
  Cash, including interest-bearing accounts                           $          0            $          0
  Prepaid assets and other current assets                                      600                     600
                                                                      ------------            ------------
           Total current assets                                                600                     600

Due from officer
Equipment and furniture, net
                                                                      ------------            ------------
TOTAL                                                                 $        600            $        600
                                                                      ============            ============

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                               $  1,199,100            $  1,176,100
  Accrued professional fees                                                635,300                 635,300
  Accrued laboratory expenses                                               33,900                  33,900
  Accrued compensation                                                   2,459,100               2,356,500
  Advances from parent                                                   3,523,900               3,294,800
  Advances from affiliate                                                        0                       0
  Current portion of long-term debt                                              0                       0
  Loan payable                                                              71,000                  71,000
                                                                      ------------            ------------
           Total current liabilities                                     7,922,300               7,567,600
                                                                      ------------            ------------
Long-term debt                                                           7,922,300               7,567,600
                                                                      ------------            ------------
Minority interest                                                          191,300                 191,300

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock - $.001 par value, 25,000,000 shares
    authorized, none issued or outstanding
  Common stock - $.001 par value, 400,000,000 shares
    authorized: May 31, 1999, 123,816,925 shares issued and
    to be issued; Feb. 29, 2000 131,166,925 shares issued
    and to be issued                                                       131,150                 123,800
  Additional paid-in capital                                             7,470,250               6,973,600
  Deficit accumulated during development stage                         (15,714,400)            (14,855,700)
                                                                      ------------            ------------

           Total shareholders' equity (deficit)                         (8,113,000)             (7,758,300)
                                                                      ------------            ------------
TOTAL                                                                 $        600            $        600
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



                                        MEDITECH PHARMACEUTICALS, INC.
                                       (A Development-Stage Enterprise)
                                     CONSOLIDATED STATEMENT OF NET LOSS AND
                                  DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE


                                                       Period from     Period from     Period from     Period from     Period from
                                                       Dec. 1, 1999    Dec. 1, 1998    Jun 1, 1999     Jun. 1, 1998    May 4, 1982
                                                            to              to             to               to        (inception) to
                                                       Feb. 29, 2000   Feb. 28, 1999   Feb. 29, 2000   Feb. 28, 1999   Feb. 29, 2000
                                                       -------------   -------------   -------------   -------------   -------------

Research and development expenditures                  $       --      $       --      $       --      $       --      $    469,300
                                                       ------------    ------------    ------------    ------------    ------------

Clinical trials                                                --              --              --              --         1,347,800
                                                       ------------    ------------    ------------    ------------    ------------

Expenses for efforts to secure
 financing, stablish affiliations
 with clinics and physicians and
 formulate a marketing strategy:

    Compensation                                            320,000          60,400         440,000         180,200       5,541,900
    Professional fees                                             0               0               0          30,500       1,307,100
    General and administrative                              186,600           1,800         189,600         114,800       4,121,700
                                                       ------------    ------------    ------------    ------------    ------------
                                                            506,600          62,200         629,600         325,500      10,970,700
Organization expenses                                          --              --              --              --            16,300
Loss on investments                                            --              --              --              --           120,100
Gain on sale of fixed assets                                   --              --              --              --              (500)
Lawsuit settlement                                             --              --              --              --            15,000
Write-off of uncollectible note
  receivable                                                   --              --              --              --           100,000
Interest expense                                             78,100          71,500         229,100         210,000       3,119,100
Interest income                                                --              --              --              --          (298,500)
Royalty income                                                 --              --              --              --           (75,000)
Miscellaneous Income                                           --              --              --              --           (75,100)
Aborted stock offering costs                                   --              --              --              --           325,400
Gain on early extinguishment of debt                           --              --              --              --           (10,400)
Minority interest in net loss of subsidiary                    --              --              --              --          (329,800)
                                                       ------------    ------------    ------------    ------------    ------------

Net loss and deficit accumulated
 during development stage                              $    584,700    $    133,700    $    858,700    $    535,500    $ 15,714,400
                                                       ============    ============    ============    ============    ============
Net loss and deficit accumulated
during development stage
 per share of common stock                             $       .005    $       .001    $       .007    $       .004    $        .17
                                                       ============    ============    ============    ============    ============

Weighted average number of
 shares outstanding                                     125,455,387     123,816,925     124,361,086     123,078,463      92,316,369
                                                       ============    ============    ============    ============    ============


See accompanying notes to consolidated financial statements.






                     MEDITECH PHARMACEUTICALS, INC.
                    (A Development-Stage Enterprise)
        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
              May 4, 1982 (Inception) to Feb. 29, 2000



                                                  Common stock
                                             ----------------------
                                              Shares     Amount
                                             -------   ------------
                                             (000's)

         Balance at May 31, 1983              48,000   $     48,000

         Balance at May 31, 1984              66,115         66,100

         Balance at May 31, 1985              66,015         66,000

         Balance at May 31, 1986              74,015   $     74,000

         Balance at May 31, 1987              76,325   $     76,300

         Balance at May 31, 1988              78,231   $     78,200

         Balance at May 31, 1989              88,988         89,000

         Balance at May 31, 1990              89,088         89,100

         Balance at May 31, 1991              92,088         92,100
Change in equity of subsidiary due to
  issuance of common stock                      --             --
Common stock granted for services
  during Fiscal 1992                            --             --
Sale of stock, February 1992                   2,000          2,000
Net Loss, year ended May 31, 1992               --             --
                                        ------------   ------------
         Balance at May 31, 1992              94,088         94,100
Net Loss, year ended May 31, 1993               --             --
                                        ------------   ------------
         Balance at May 31, 1993              94,088         94,100
Common stock granted for services
  during Fiscal 1994                           7,105          7,100
Sale of Stock, April 1994                      1,400          1,400
Net Loss, year ended May 31, 1994               --             --
                                        ------------   ------------
         Balance at May 31, 1994             102,593        102,600
Sale of Stock, Fiscal 1995                     1,088          1,100
Net Loss, year ended May 31, 1995               --             --
                                        ------------   ------------
         Balance at May 31, 1995             103,681        103,700

Net Loss, year ended May 31, 1996               --             --
                                        ------------   ------------
         Balance at May 31, 1996             103,681        103,700

Common stock granted for services
  during Fiscal 1997                          15,335         15,300
Common stock subscriptions                      --             --
Net Loss, year ended May 31, 1997               --             --
                                        ------------   ------------
         Balance at May 31, 1997             119,016        119,000

Net Loss, year ended May 31, 1998               --             --
                                        ------------   ------------
         Balance at May 31, 1998             119,016        119,000

Common stock granted for services
  during Fiscal 1999                           4,800          4,800
Net Loss, year ended May 31, 1999               --             --
                                        ------------   ------------
                                             123,816        123,800

Common stock granted for services
 during Fiscal 2000                            7,350          7,350
Net Loss for period ended
 Feb. 29, 2000                                  --             --
                                        ------------   ------------
         Balance at Feb. 29, 2000            131,166        131,150
                                        ============   ============


                                           MEDITECH PHARMACEUTICALS, INC.
                                            (A Development-Stage Enterprise)
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                        May 4, 1982 (Inception) to Feb. 29, 2000

                                                                         Deficit
                                                                      accumulated
                                        Additional         Common        during           Note
                                          paid-in           stock     development     receivable
                                          capital         subscribed       stage       from officer        Total
                                          -------         ----------       -----       ------------        -----

         Balance at May 31, 1983        $    295,000   $    234,400    $ (1,022,600)   $       --      $   (445,200)

         Balance at May 31, 1984           4,182,000           --        (2,361,000)           --         1,887,100

         Balance at May 31, 1985           4,153,400           --        (4,155,100)           --            64,300

         Balance at May 31, 1986        $  5,753,600   $       --      $ (5,688,900)   $ (1,440,000)   $ (1,301,300)

         Balance at May 31, 1987        $  5,470,700   $       --      $ (7,395,200)   $       --      $ (1,848,200)

         Balance at May 31, 1988        $  5,909,800   $       --      $ (8,275,400)   $       --      $ (2,287,400)

         Balance at May 31, 1989           6,129,000   $       --        (8,916,800)   $       --        (2,298,800)

         Balance at May 31, 1990           6,139,500           --        (9,438,900)           --        (3,848,100)

         Balance at May 31, 1991           6,177,800           --        (9,918,000)           --              --
Change in equity of subsidiary due to
  issuance of common stock                      --             --              --              --              --
Common stock granted for services
  during Fiscal 1992                            --             --              --              --              --
Sale of stock, February 1992                  29,400           --              --              --            31,400
Net Loss, year ended May 31, 1992               --             --          (483,100)           --          (483,100)
                                        ------------   ------------    ------------    ------------    ------------
         Balance at May 31, 1992           6,207,200           --       (10,401,100)           --        (4,099,800)
Net Loss, year ended May 31, 1993               --             --          (449,400)           --          (449,400)
                                        ------------   ------------    ------------    ------------    ------------
         Balance at May 31, 1993           8,207,200           --       (10,850,500)           --        (4,549,200)
Common stock granted for services
  during Fiscal 1994                         195,000           --              --              --           202,100
Sale of Stock, April 1994                     12,300           --              --              --            13,700
Net Loss, year ended May 31, 1994               --             --          (753,900)           --          (753,900)
                                        ------------   ------------    ------------    ------------    ------------
         Balance at May 31, 1994           6,414,500           --       (11,604,400)           --        (5,087,300)
Sale of Stock, Fiscal 1995                    12,500           --              --              --            13,500
Net Loss, year ended May 31, 1995               --             --          (515,600)           --          (515,600)
                                        ------------   ------------    ------------    ------------    ------------
         Balance at May 31, 1995           6,427,000           --       (12,120,000)           --        (5,589,300)

Net Loss, year ended May 31, 1996               --             --          (501,600)           --          (501,600)
                                        ------------   ------------    ------------    ------------    ------------
         Balance at May 31, 1996           6,427,000           --       (12,621,600)           --        (6,090,900)

Common stock granted for services
  during Fiscal 1997                         412,000         (5,000)           --              --           422,300
Common stock subscriptions                      --            5,000            --              --             5,000
Net Loss, year ended May 31, 1997               --             --          (957,400)           --          (957,400)
                                        ------------   ------------    ------------    ------------    ------------
         Balance at May 31, 1997           6,839,000           --       (13,579,000)           --        (6,621,000)

Net Loss, year ended May 31, 1998               --             --          (555,200)           --          (555,200)
                                        ------------   ------------    ------------    ------------    ------------
         Balance at May 31, 1998           6,839,000           --       (14,134,200)           --        (7,178,200)

Common stock granted for services
  during Fiscal 1999                         134,600           --              --              --           139,400
Net Loss, year ended May 31, 1999               --             --          (721,500)           --          (721,500)
                                        ------------   ------------    ------------    ------------    ------------
                                           6,973,600           --       (14,855,700)           --        (7,758,300)

Common stock granted for services
 during Fiscal 2000                          496,650           --              --              --           504,000
Net Loss for period ended
 Feb. 29, 2000                                  --             --          (858,700)           --          (858,700)
                                        ------------   ------------    ------------    ------------    ------------
         Balance at Feb. 29, 2000          7,470,250           --       (15,714,400)           --        (8,113,000)
                                        ============   ============    ============    ============    ============




See accompanying notes to consolidated financial statements.





                             MEDITECH PHARMACEUTICALS, INC.
                            (A Development-Stage Enterprise)
                CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                                     Period from   Period from        From
                                                     Jun. 1, 1999  Jun. 1, 1998    May 4, 1982
                                                          to            to       (inception) to
                                                    Feb. 29, 2000  Feb. 28, 1999  Feb. 29, 2000
                                                    -------------  -------------  -------------
Cash provided by:
  Financing activities
    Proceeds from long-term debt                       $    --       $    --     $    27,300
    Advances from (repayments to)
      parent and affiliates                               229,100       210,000     3,420,900
    Issuance of (retirement of
      common stock                                          7,350         4,800       131,150
    Additional paid-in capital                            496,650       134,600     6,264,150
    Increase in paid-in capital due to increase in
      of subsidiary due to issuance of common stock         --           --           274,100
    Proceeds from sale of warrants                          --           --               100
    Proceeds from sale of fixed assets                      --           --             3,400
    Proceeds from minority investment in subsidiary         --           --           300,000
    Issuance of common stock for
      repayment of debt to parent                           --           --          (559,900)
                                                      -----------   -----------   -----------
                                                          733,100       349,400     9,861,200

Add (subtract) changes in
  components of working capital
  other than cash -
Current portion of long-term debt                            --           --                0
Note payable                                                 --           --                0
Advances from parent                                         --           --          717,400
Accounts payable                                           23,000        31,900     1,199,100
Accrued professional fees                                    --           --          635,300
Accrued laboratory expenses                                  --           --           33,900
Accrued compensation                                      102,600       154,200     2,459,100
Stock subscription proceeds refundable                       --           --                0
Advances (to) from affiliates                                --           --                0
Prepaid and other current assets                             --           --             (600)
Proceeds from loan payable                                   --           --           71,000
                                                      -----------   -----------   -----------
                                                          858,700       535,500    14,976,400
                                                      -----------   -----------   -----------

Net increase (decrease) in cash                                 0              0            0
Cash at the beginning of the period                             0              0            0
                                                      -----------    -----------  -----------

Cash at the end of the period                         $         0    $         0  $         0
                                                      ===========    ===========  ===========

          See accompanying notes to consolidated financial statements.


                                   MEDITECH PHARMACEUTICALS, INC.
                                  (A Development-Stage Enterprise)
                      CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                                                     Period from       Period from              From
                                                                     Jun. 1, 1999      Jun. 1, 1998          May 4, 1982
                                                                        to                 to              (inception) to
                                                                    Feb. 29, 2000     Feb. 28, 1999         Feb. 29, 2000
                                                                    -------------     -------------         -------------
Cash used for:

  Net loss                                                          $   (858,700)       $   (535,500)       $(15,714,400)
  Less items not affecting
    working capital -
     Loss on investments                                                    --                 --                120,100
     Depreciation and amortization                                          --                 --                174,100
     Common stock options issued
       below market price                                                   --                 --                726,200
     Stock grants                                                           --                 --                213,500
     Loss on disposal of fixed assets                                       --                 --                 37,600
     Minority interest in loss of subsidiary                                --                 --               (329,800)
     Subsidiary stock issued to minority                                    --                 --                284,600
     Subsidiary common stock options issued to
       minority issued below market price                                   --                 --                202,700
     Allocation to parent of additional paid-in capital
       from issuance of minority stock options and grants                   --                 --               (274,000)
     Write-off Deferred stock offering costs                                --                 --                154,300
                                                                    ------------        ------------        ------------
  Cash used for development
    stage activities                                                    (858,700)           (535,500)        (14,405,100)
  Long-term debt becoming current                                           --                 --                 (1,500)
  Repayment of long-term debt                                               --                 --                (25,800)
  Purchase of equipment, furniture
    and leasehold improvements                                              --                 --               (215,100)
  Investments                                                               --                 --               (120,100)
  Reclassification of long-term
    advances from (repayments to)
    parent to short-term advances                                           --                 --                (54,500)
  Deferred offering costs                                                   --                 --               (154,300)

  Advances from (to) officer                                                --                 --                      0
                                                                    ------------        ------------        ------------
                                                                        (858,700)           (535,500)        (14,976,400)
                                                                    ------------        ------------        ------------


See accompanying notes to consolidated financial statements.



                         Meditech Pharmaceuticals, Inc.
                 (A minority owned development-stage enterprise
                               of Petro-Med Inc.)

                   Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation

The accompanying balance sheet, as of February 29, 2000, and the statements of deficit accumulated during development stage, of shareholder's equity (deficit) and of changes in financial position for the period from May 4, 1982 (inception) through February 29, 2000, and the related statement of shareholders' deficit for the period from May 4, 1982, (inception) to February 29, 2000, are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of the financial position, results of operations and the deficit accumulated for the interim periods presented. All adjustments are of a normal and recurring nature.

Professional fees include legal fees, accounting fees, and legal printing fees. Those fees which are not subject to dispute will be paid, in whole and in part, upon refinancing of the company, if any.

Note 2 - Income Taxes

No provision for state and federal income taxes is required for the period May 4, 1982, (inception) through February 29, 2000, as the company's operations did not generate taxable income for tax or financial reporting purposes.

Note 3 - Advances to Parent

At February 29, 2000, the company was indebted to Petro-Med Inc. In the amount of $3,523,900. These advances are repayable with interest at 9% per annum as follows: $36,000 on the second anniversary of the completion of refinancing of the company, if any (see note 4), and the balance on demand. Petro-Med has filed a Chapter XI bankruptcy petition, which was converted to a Chapter VII on August 26, 1992.

Note 4 - Need for Additional Financing

For the period May 4, 1982, (inception) through February 29, 2000, the company had an accumulated deficit of $15,210,400. The company is currently experiencing severe cash flow difficulties, and anticipates substantial additional cash expenditures will be required to continue its research and development activities.

Item 2 - Management's discussion and analysis of financial condition and results of operations

Development Stage Activities
----------------------------

The company is in the development stage and accordingly has had no significant revenues. Its principal development activities from May 4, 1982 (inception) through February 29, 2000, have been efforts to secure financing, create a management and business structure, and develop and test Viraplex (R) and MTCH-24(tm).

As of February 29, 2000, approximately $12,303,800 had been expended by the company in carrying out activities relating to the development and testing of Viraplex (R) and MTCH-24(tm). This total includes $1,347,800 for clinical trials, $489,300 for research and development, $5,221,900 for compensation, $1,307,100 for professional fees, and $3,937,700 for general and administrative expenses, including fees to consultants.

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

In February, 2000, the Company entered into an agreement with Immune Networks Research of Vancouver, Canada, under which the Company has granted Immune Networks an option to acquire worldwide distribution rights, excluding the United States, on the Company's two drugs, in return for conducting research on the drugs, an initial cash payment of USD$25,000.00, future payment of a cash licensing fee, if the option is exercised, and royalty payments of 4% to 7% of product sales. The Company retains rights for its drugs in the United States and may use IMM's research findings on the drugs in the regulatory approval process and in marketing in the US.


The company needs additional funding to continue its development stage activities. Management estimates that the company will need approximately $2,000,000 in order to continue its evaluations of Viraplex(R) and MTCH-24(tm). Without this additional funding, it is uncertain whether the company may continue as a going concern. Management lacks sufficient information at this time to determine the effect, if any, of legal action by Sergei Givotovsky against the company, Petro-Med Inc., and Gerald N. Kern. No action has been taken by any party in that matter for over seven years.

Upon completion of its development activities and refinancing, if any, the company plans to contract with one or more pharmaceutical companies to manufacture and distribute Viraplex(R) and MTCH- 24(tm). Under this arrangement, the company does not expect to incur significant manufacturing or distribution costs and accordingly does not anticipate the need for additional financing to fund the manufacturing and marketing of its products..

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

Meditech Pharmaceuticals, Inc.
(Registrant)

By: /s/ Cynthia S. Kern                                     Dated April 11, 2000
----------------------------------
Cynthia S. Kern, President
and Acting Chief Financial Officer