Form 10-K
period 2000-05-31
MEDITECH PHARMACEUTICALS INC
filed 2000-08-21
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
-------------------------                                 ----------------------
MAY 31, 2000                                                     0-12561

                         MEDITECH PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



NEVADA                                                         95-3819300
---------------                                            -------------------
(STATE OR OTHER                                             (I.R.S.EMPLOYER
JURISDICTION OF                                            IDENTIFICATION NO.)
ORGANIZATION)


10105 E. VIA LINDA, #103, PMB-382      SCOTTSDALE, AZ               85258
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

$35,562,741.00 (COMPUTED ON THE BASIS OF $.3487 PER SHARE OF COMMON STOCK) AS OF JUNE 30, 2000.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

136,703,432 SHARES OF $.001 PAR VALUE COMMON STOCK AS OF MAY 31, 2000.

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

Acquired Immunodeficiency Syndrome (AIDS) - A uniformly Fatal infection caused by the Human Immunodeficiency Virus (HIV).

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

Bacteriostatic - Has the effect of inhibiting or retarding the growth of bacteria.

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

Herpesviruses - A family of DNA-containing viruses that includes Herpes simplex Types 1 and 2 ("Herpes 1 and 2"), Cytomegalovlrus, Epstein-Barr virus, Varicella-Zoster, and others.

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

Mucocataneous - Relating to certain lubricating linings in the body and/or skin Herpes simplex virus typically causes infection at these sites.

Mycotoxins - Toxic chemical substances produced by certain fungi which cause disease and/or death in humans and animals.

Nasopharyngeal Carcinoma - A cancerous tumor of the nasal region.

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

 PART I

Item 1. Business
----------------

General
-------

The Company is a development stage Company organized to research, develop, test and commercially exploit anti-infective drugs. The Company's largest shareholder, Petro-Med Inc., has filed a Chapter XI Bankruptcy Petition, which was converted to a Chapter VII on August 26, 1992. Management has been advised by Petro-Med's bankruptcy counsel that this matter has been closed, Petro-Med's debts have been discharged and that Petro-Med has retained its stock in Meditech. See "Legal Proceedings". The Company had been experiencing cash flow difficulties prior to the filing of this petition. These difficulties had been heightened by the filing. Management believes that the Company will need to obtain additional financing of at least $3,000,000 in order to resume its development stage activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources". The Company is in various stages of planning and developing products containing the drugs Viraplex(R) and MTCH-24(tm).

Viraplex(R), which is intended to be administered orally in capsule form as a prescription treatment for oro-facial and genital Herpes simplex virus infections, had been in an advanced phase (the third of three phases) of clinical testing for safety and effectiveness in humans although such clinical testing has been suspended since 1987 pending refinancing of the Company. See "Government Regulation" and "Products Undergoing Research, Testing and Development." The Company believes that for the long term MTCH-24(tm) May be used to treat a broad range of conditions in humans, plants and animals caused by viruses (e.g., Herpes simplex in humans), fungi (e.g., Aspergillus, a major cause of spoilage of stored corn and grain) and bacteria (e.g., Streptococcus and Staphylococcus infections in humans and animals). For the short term, upon the receipt of refinancing, if any (see above), the Company plans to continue the research and testing associated with obtaining FDA approval of Viraplex(R) and, in order to generate positive cash flow, to develop and bring to market as rapidly as possible, products containing MTCH-24(tm): over-the-counter (non-prescription) products for the treatment of oro-facial herpes infections (cold sores) and acne (collectively, the "OTC Products"), and agricultural products for the treatment of bacterial and fungal infections in plants (the "Agricultural Products"). The Company plans to use revenues from the OTC Products and Agricultural Products, if and when generated, to fund additional research, development and testing necessary to exploit MTCH-24(tm) for uses other than the OTC Products and Agricultural Products. In 1987, the Company licensed rights to the use of MTCH-24(tm) against three viruses, the AIDS virus, Epstein-Barr virus and Cytomegalovirus to Viral Research Technologies, Inc. No revenues apart from the initial licensing fees have been received under this license. The license expired in 1988. See "Certain Relationships and Related Transactions".


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

The Company believes that the active ingredient of MTCH-24(tm) in the topical cream forms readily available from other companies is not intended to act as an antimicrobial agent. In addition, the active ingredient of MTCH-24(tm) in those creams is not present in sufficient concentrations to render it useful as an antimicrobial agent. Therefore, the Company has formulated topical cream preparations containing MTCH-24(tm) in concentrations sufficient to render it effective as an antimicrobial agent. Based upon the results of laboratory testing of the active ingredient in its new dosage form and delivery system, Mr. Kern, beginning in October, 1984, applied to the United States Patent Office for five U.S. patents. Mr. Kern has assigned those patent applications and the resulting patents to the Company. Patents have issued for antiviral, antibacterial uses and antifungal uses for humans. Claims for MTCH-24(tm) as an antifungal agent for harvested products have been rejected. See "Patents" and "Certain Relationships and Related Transactions". In February and April, 1985, the Company filed Investigational New Drug applications, which the FDA granted in March and May, 1985, respectively. See "Government Regulation" and "Products Undergoing Research, Testing and/or Development". These INDA's are currently inactive.

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

The Company address is 10105 E. Via Linda, #103, PMB 382, Scottsdale, AZ 85258, and its telephone number is (480) 614-2874.

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

     The time necessary to complete clinical testing varies significantly from product to product, depending on the nature of the product, the claims for the product, its risk. and side effects , and the clinical testing protocols. In the case of both Viraplex(R) and MTCH-24(tm), IND notices for particular uses have been filed and the FDA has authorized Phase III clinical trials for Viraplex(R) and for bacterial applications of MTCH-24(tm). At present, clinical studies have been suspended pending refinancing. See the discussions below of the status of each of the Company's proposed products.

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

Agricultural Products
---------------------

     Plant diseases due to fungi, bacteria, and viruses cause an enormous loss of crops worldwide. Management believes, based on limited laboratory tests conducted principally by independent researchers at the request of the Company, that proposed MTCH-24(tm) products (the "agricultural products"), although unpatented, could have an impact on plant disease due to microorganisms in each of these categories. In July, 2000, a patent application was filed for agricultural uses of MTCH-24.

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

     The Company has engaged in very limited testing and development in this area and is seeking to interest potential licensees and/or joint venturers in providing assistance in testing, obtaining the necessary approvals for, and marketing one or more of the Agricultural Products. Testing was conducted by one interested company in South America against citrus canker. Preliminary field results have been positive. These results have been reviewed by the citrus council at the University of Florida in Gainesville. In April, 2000, the Company began renewed testing of the drug at Bioscience Laboratories in Montana.

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

     The Company has begun the process of conducting clinical trials (although such trials have been suspended pending refinancing, if any, of the Company) pursuant to an INDA of Viraplex(R) in a capsule designed for oral administration to provide systemic therapy for Herpes 1 and 2. A 35-patient Phase II study was completed by the Company in January, 1983 and the results were submitted to the FDA. The Company then received permission from the FDA to initiate a 320-patient Phase III study, consisting of 160 patients with genital herpes and 160 patients with orofacial herpes. To date, approximately 290 patients, including all 160 genital herpes patients, have been tested. Upon refinancing, if any, the Company intends to complete the Phase III study. Only after Phase III clinical studies have been completed and evaluated for safety and efficacy could the FDA be expected to grant new drug approval to the product. Until such approval is granted, the Company's Viraplex(R) product may not be commercially marketed in the United States as a treatment for either Herpes 1 or 2.

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


MTCH-24(tm) Products for Other Viruses and Bacterial Infections
---------------------------------------------------------------

     Herpes 1 and 2 are enveloped viruses. How MTCH-24(tm) acts against enveloped viruses is not fully understood, but, based on limited laboratory tests conducted for the Company, it is thought to be potentially effective against most or all enveloped viruses. In addition to its potential as a treatment for Herpes Simplex Virus, MTCH-24(tm) has produced positive results in preliminary in vitro laboratory tests, against a range of other enveloped viruses, such as influenza, Epstein-Barr virus ("EBV") and cytomegalovirus ("CMV"), as well as rotavirus, a non-enveloped virus. Influenza can cause problems ranging from cold-like symptoms to death. Although vaccines against influenza are presently available, individuals at high risk for influenza (the elderly, infirm and infants) are also those most likely to suffer adverse vaccine reactions. EBV is a herpesvirus which causes infectious mononucleosis and may be a cause of Burkitt's Lymphoma, a disease found mostly in Africa and New Guinea and less frequently in the United States. EBV causes widespread early childhood disease in developing countries and is also associated with nasopharyngeal carcinoma, a malignant tumor of the nose usually affecting young adults. CMV is a virus the effects of which vary substantially depending upon the age and immune status of the infected person. Infection of an infant can result in a fatal disease involving the nervous system, liver and other body sites. Infection acquired later in life may cause a syndrome clinically indistinguishable from mononucleosis. Generalized CMV infection, which can be fatal, may also occur in patients whose immune system has been compromised. Rotavirus is believed to be the causative agent in over 50% of all acute diarrhea in children requiring hospitalization. It can be highly contagious and sometimes fatal. Rotavirus is also a major cause of gastroenteritis in swine and lambs, with a mortality rate of 30% to 50%.

     The Company plans, upon refinancing, if any, to develop a capsule form of MTCH-24(tm) for oral administration and to seek approval for human testing of such capsules as a treatment for disorders related to herpesviruses other than Herpes 1 and 2, including EBV, Varicella-Zoster, the virus which causes shingles (Herpes Zoster), and chickenpox. MTCH-24(tm) in systemic form may also be tested for clinical activity against Hepatitis B virus.

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

     There are numerous categories of bacteria which may cause serious or fatal infections in humans and animals. Streptococcus is the principal cause of bacterial sore throats and a major cause of skin infections in humans. Various types of staphylococci are the principal cause of wound infections, boils and other skin infections in humans and mastitis in dairy cows. Various types of Corynebacterium contribute causally to acne and diphtheria in humans, while other types cause pseudotuberculosis in sheep, horses, and cattle. MTCH-24(tm) is being tested by the Company under an INDA for its bacteriostatic properties. The Company has been notified by the FDA that clinical studies to further determine the effectiveness of MTCH-24(tm) against certain types of bacteria may be initiated. Clinical investigations for this application of MTCH-24(tm) must be completed before an NDA may be filed.

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


Competition
-----------

     The Company anticipates substantial competition with respect to all of its proposed products, including the OTC Products in the markets for over-the-counter preparations for both cold sores and acne, and the Agricultural Products, particularly in the market for fungicides and the market for bactericidal agents. The Company's OTC Products would compete in the market for cold sore preparations with Docusanol, Orajel, Tanac, Zilactin, Anbesol, Campho-Phenique and Blistex, among others, and in the market for acne preparations with Clearasil, Oxy-5 and Oxy-10, among others. These and other similar products are available in drug and other stores throughout the United States. The Company's Agricultural Products would compete with fungicides such as Bravo, Deuter, Terachlor and Ridomil and applications partially controlling certain bacteria such as Maneb and copper-containing solutions.

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


     The Company previously entered into licensing and distribution agreements for Viraplex(R) in some European countries and for MTCH-24(tm) in Canada. Those agreements produced no revenue for the Company. The Viraplex(R) agreement expired on July 31, 1986. No sales were made under the agreement and the Company elected to account for any royalty income under this agreement on the cash basis. No royalties are anticipated. In February, 1986, the Company notified the licensee for MTCH-24(tm) in Canada that the agreement was terminated. This termination was disputed by the license, but no litigation ensued. The Company also had entered into an agreement with Colgate Venture Company, Inc. to test MTCH-24(tm) for the purpose of developing commercial topical skin products. This agreement was mutually rescinded on April 27, 1989.

     The Company plans to market the OTC products, when and if developed, through chain drug stores, drug wholesalers, and independent drug stores. The Company, upon refinancing, if any, intends to employ independent commission sales representatives to promote and sell these products. The Company would test market the products in a limited area, to measure trade and consumer acceptance.

If the products meet certain criteria, the Company may seek additional marketing funding, through a limited partnership or a joint venture, to provide advertising and promotional monies.

Employees
---------

     As of May 31, 2000, the Company had three part-time non-medical employees, all of whom are executive officers. The Company also had eleven consultants who devoted up to 10% of their time to the affairs of the Company. The consultants, most of whom are not currently providing services to the Company, included one physician who was involved in clinical medical research, one Ph.D. involved in pre-clinical toxicologic research, and ten who were involved in financial and business matters. Consultants to the Company are compensated variously on an hourly, daily or per-job basis for professional services rendered, many by stock options or grants, pursuant to written or oral agreements between the individual consultant and the Company. It is anticipated that the presently inactive consultants will resume their activities on behalf of the Company upon the receipt of refinancing, if any.

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

Item 2. Properties
------------------

     The administrative offices of the Company are located at 10105 E. Via Linda, #103, PMB-382, Scottsdale, AZ 85258.

     The Company's clinical research, upon the receipt of refinancing, if any, will be conducted on a fee basis by licensed clinical research facilities.

Item 3. Legal Proceedings
-------------------------

     On April 20, 1992, Petro-Med Inc. filed a voluntary Chapter ll bankruptcy petition under the United States bankruptcy code, case number la-92-25591-br. This case was converted to a Chapter VII on August 26, 1992. This filing was made in the United States bankruptcy court, central district of California. Management has been advised by Petro-Med's bankruptcy counsel that this matter has been closed, Petro-Med's debts have been discharged, and that Petro-Med has retained its stock in Meditech.

     On August 18, 1988, Sergei Givotovsky commenced an action entitled Sergei Givotovsky against Gerald N. Kern, Petro-Med Inc. and Meditech Pharmaceuticals, Inc. in the United States district court, southern district of New York. Mr. Givotovsky seeks damages for an alleged breach of a settlement agreement among the parties and for fraud, among other things. See security ownership of certain beneficial owners and management. Mr. Givotovsky is seeking the value of 1,669,293 shares of the Company's common stock but in no event less than $625,000 plus interest, plus $128,000, a constructive trust on future sales of Meditech stock, $1,000,000 in punitive damages, plus legal fees, interest and expenses. The Company, Petro-Med and Gerald N. Kern have cross-complained against Mr. Givotovsky and intend to vigorously defend against the complaint should it ever be reactivated. Management lacks sufficient information at this time to evaluate the amount, if any, for which the Company, Petro-Med or Gerald
N. Kern may be liable. The court has been contacted in July, 2000 and the Company has been advised that the entire matter is inactive and has been off calendar for approximately seven years.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's common stock is traded on the over-the-counter market. On May 31, 2000, the average closing bid price for the common stock of the Company was $.3532. The high and low closing bid prices therefore during the quarterly fiscal periods indicated were as follows:

Quarter Ended                         Low Bid                 High Bid
-------------                          -------                --------

February 28, 1993                       .01                      .08
May 31, 1993                            .03                      .07
August 31, 1993                         .03                      .07
November 30, 1993                       .03                      .05

February 28, 1994                       .02                      .03
May 31, 1994                            .02                      .03
August 31, 1994                         .025                     .05
November 30, 1994                       .02                      .02

February 28, 1995                       .02                      .02

May 31, 1995                            .015                     .015
August 31, 1995                         .015                     .022
November 30, 1995                       .01                      .02

February 29, 1996                       .01                      .015
May 31, 1996                            .01                      .14
August 31, 1996                         .02                      .07
November 30, 1996                       .01                      .04

February 28, 1997                       .01                      .03
May 31, 1997                            .01                      .03
August 29, 1997                         .01                      .03
 November 28, 1997                      .01                      .015

February 27, 1998                       .01                      .011
May 29, 1998                            .01                      .039
February 28, 1999                       .00                      .02
May 28, 1999                            .00                      .00
August 31, 1999                         .06                      .15
November 30, 1999                       .008                     .054

February 29, 2000                       .31                      .97
May 31, 2000                            .27                      .44

Some of the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's common stock was reported on NASDAQ through April 30, 1986, at which time it was deleted because of failure to meet the minimum capital and surplus and asset requirements of the NASD by-laws.

     As of May 31, 2000, there were 2865 holders of record of the Company's outstanding shares of common stock.

     The Company has not paid any dividends to its shareholders and has no present intention of changing this policy.

Item 6. Selected Financial Data
-------------------------------

     The following consolidated selected financial data, insofar as it relates to each of the fiscal years ended May 31, 1983 through 2000, has been derived from annual financial statements including the consolidated balance sheets at May 31, 1999 and 2000, and the related consolidated statements of net loss and deficit accumulated during development stage, of shareholder's equity (deficit) and of changes in cash for the seventeen fiscal years ended May 31, 2000 and notes thereto appearing elsewhere herein. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto.

                                             From
                                         Twelve month         Twelve month         Twelve month           Inception
                                         period ended         period ended         period ended              To
                                         May 31, 1998         May 31, 1999         May 31, 2000         May 31, 2000
                                         ------------         ------------         ------------         ------------
Results of Operations:
Net loss and deficit
 accumulated during
 development stage                       ($   555,200)        ($   721,500)        ($ 1,002,300)        ($15,858,000)
Consolidated Balance Sheet Data:

                                                                                                         Inception to
                                          May 31, 1998         May 31, 1999         May 31, 2000         May 31, 2000
                                          ------------         ------------         ------------         ------------

Working Capital (deficit)                ($ 6,984,900)        ($ 7,567,000)        ($ 1,002,300)        ($15,858,000)

Total assets                             $        600         $        600         $    117,500         $     17,500

Long-term debt                                      0                    0                    0                    0

Total liabilities                        $  6,985,500         $  7,567,600         $  8,057,800         $  8,057,800

Shareholders' equity (deficit)           ($ 7,176,200)        ($ 7,758,300)        ($ 8,131,600)        ($ 8,131,600)


Net loss and deficit accumulated
 during development stage per
 share of common stock                          (0.01)               (0.01)               (0.01)               (0.17)



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Development Stage Activities
----------------------------
The Company is in the development stage and accordingly has had no significant operating revenues. Its principal development activities from May 4, 1982, (inception) through May 31, 2000, have been efforts to secure financing, create a management and business structure, and develop and test Viraplex (R) and MTCH-24(tm). These efforts have been hampered by the voluntary bankruptcy petition filed by Petro-Med. See "Legal Proceedings". The Company has directed and will direct its attention to, upon receipt of financing, if any, developing and bringing to market as rapidly as possible the OTC products and the agricultural products. See "Business- General," "Business- Marketing" and "Liquidity and Capital Resources".

From inception in May, 1982, through May 31, 2000, approximately $12,821,400 had been expended by the Company in carrying out activities relating to the research, development and testing of Viraplex(R) and MTCH-24(tm). This total includes $1,349,000 for clinical trials, $489,300 for research and development, $5,541,900 for compensation, $1,307,100 for professional fees and $4,134,100 for general and administrative expenses, including fees to consultants. For this period, approximately $2,883,600 (including accrued by unpaid compensation for this period) representing 27.1% of the total expenditures set forth above was used to pay compensation to officers of the Company.

Liquidity and Capital Resources
-------------------------------

Initially the Company funded its activities through a note payable to a bank, advances from principal shareholders and subordinated debt. In early 1983, a private offering was undertaken yielding net proceeds of $531,400. Since that time, the Company has financed its development activities from the $3,413,000 net proceeds of its July, 1983, public offering, minimum royalties from Viral Research Technologies, Inc., and advances from Petro-Med (see "Certain Relationships and Related Transactions"). At May 31, 2000, The Company had a working capital deficiency of $7,942,400 and a shareholders deficit of $8,131,600.

In February, 2000, The Company entered into an agreement with Immune Networks Research of Vancouver, Canada, under which the Company has granted Immune Networks an option to acquire worldwide distribution rights, excluding the United States, on the Company's two drugs, an initial cash payment of USD$25,000, and a subsequent payment of USD$100,000 for a licensing fee, and future royalty payments of 4% to 7% of product sales. The Company retains rights for its drugs in the United States and may use IMM's research findings on the drugs in the regulatory approval process and in marketing in the U.S.

The Company requires additional funds with which to carry out its operations and is now in discussions with a number of financing sources in order to raise needed capital. The Company requires approximately $3,000,000 in financing to develop and market proposed over-the-counter products from MTCH-24(tm) to complete and analyze the Viraplex(R) clinical studies and to begin worldwide efforts to secure a licensee or joint venture partner for marketing the drugs if and when approved. There can be no assurance that such funds will be available. Failure to receive such funds would have materially adverse consequences for the Company.

Because the party does not presently have product liability insurance, claims which could ordinarily be covered by such insurance could have a materially adverse effect on the liquidity and capital resources and, perhaps, the continued viability of the Company. No human testing of any of the Company's products is presently being conducted. During the time when human testing of the Company's products was performed, it was performed by independent third parties who were required to provide the Company with proof of adequate liability insurance.

Inflation
---------

The Company has no experience with respect to the effect of inflation on its business. However, the pharmaceutical industry is well developed and, based on management's understanding of industry experience, it believes that inflation will not have a significant impact on the results of the Company's operations in the future..

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


The financial statements required by this item are set forth as indicated in
Item 14(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------


None.


                                    PART III

Management
----------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The present directors and executive officers of the Company are listed below, together with brief accounts of their experience and certain other information.

Name                     Age     Office                     Year first elected
----                     ---     ------                     ------------------

Gerald N. Kern           62      Chairman of the Board               1982
                                 Chief Executive Officer

Stanton G. Axline        65      Medical Director                    1983

Cynthia S. Kern          50      President                           1995
                                 Secretary                           1983

Lester F. Goldstein      56      Director                            1983

Harry Hall               65      Director                            1990

All officers serve at the pleasure of the board. Directors serve until the next annual meeting of shareholders and until their respective successors are elected and qualified.


Business Experience of Directors and Executive Officers
-------------------------------------------------------


Gerald N. Kern is chairman of the company. Mr. Kern served as President until September, 1995. He is also Chairman, President and Chief Executive Officer of Viral Research Technologies, Inc., a minority owned subsidiary of the company. Since February, 1983, Mr. Kern has also been Chairman, President and Chief Executive Officer of Petro-Med, the principal shareholder of the company. Petro-Med had filed a Chapter XI bankruptcy petition which was converted to a Chapter VII on August 26, 1992. He was President and Chief Executive Officer of GumTech International, Inc., a manufacturer of nutrient chewing gum products, from August of 1996 through January of 1998. From September, 1994, to August, 1996, Mr. Kern was President of Aura Interactive, an international electronics firm based in El Segundo, California. See "Security Ownership of Certain Beneficial Owners and Management."

Mr. Kern has been an officer and director of the company since its formation in May, 1982. From 1981 through April, 1982, Mr. Kern was president of HJK Consulting, Inc., a marketing consulting company specializing in consumer products marketing. During 1980, Mr. Kern was president of Philip Merrill International, Ltd., a subsidiary of Parfums Lamborghini, and was responsible for product development, sales and marketing. From 1978 to 1979, he was assistant to the President and was Executive Vice President of the United States division of Max Factor & Company, in charge of sales, marketing and general management, in addition to being head of the worldwide military and PX divisions. From 1967 to 1977, Mr. Kern was employed by International Playtex, Inc., in a variety of positions, including Vice President and General Sales Manager of the branded apparel division, and General Manager of Playtex, Ltd., Canada.


Stanton G. Axline, M.D., has been Medical Director of the company since December, 1983. He also served as Executive Vice President and as a director from 1983 through 1989. From November, 1986, through August 15, 1988, Dr. Axline was also medical editor of Lifetime Medical Television, a cable television broadcasting company. He is currently in private medical practice in internal medicine. From November, 1982, until December, 1983, Dr. Axline was a consultant and the medical director of the company. From 1976 to 1982, he was Associate

Professor of Internal Medicine and Chief of the Infectious Disease Section of the University of Arizona College of Medicine. Concurrently, he was Associate Chief of Staff for research and development at the Veterans Administration Medical Center, Tucson, Arizona. From 1969 to 1976, he was Assistant Professor of Medicine at Stanford University Medical Center and Chief of the Infectious Disease Section at the Veterans Administration Medical Center, Palo Alto, California. In addition to his clinical interests and training in infectious diseases, he has designed and conducted numerous laboratory based and clinical research projects related to the clinical pharmacology of antimicrobial agents, cellular immunology and cell biology. He obtained his B.S. and M.D. degrees from Ohio State University and Ohio State University College of Medicine, respectively, and received post-doctoral clinical and research training at the University of Colorado Medical Center, Stanford University, and Rockefeller University. Over the past year, Dr. Axline has devoted less than 5% of his working time to the affairs of the company.

Lester F. Goldstein, Ph.D., is currently a business technology consultant. From 1992 to 1996, he served as physicist for Aura Systems, Inc. From 1989 to 1992, he served as the Senior Program Manager at the TRW Applied Technology Division, Space and Technology Group. Previously, from 1986 to 1989, he served as Program Manager of high technology advanced programs in the Satellite and Space Electronics Division of Rockwell International. He served as Director of Electro-Optics for the Satellite Systems Division of Rockwell International from 1981 to 1985. From 1978 to 1981, he was Program Manager at Hughes Aircraft overseeing various radar and sensor projects. Dr. Goldstein obtained a BA degree from Hofstra University in physics and mathematics and MS and Ph.D. degrees in physics from Polytechnic University of New York. He has been a director of Meditech since March, 1983.

Harry Hall has had more than 30 years of experience as a senior executive in major consumer products companies. He as served as a consultant to industry leaders in the apparel and non- durable goods fields. He is presently a director of Petro-Med, Inc., and Viral Research Technologies, Inc.

Cynthia S. Kern has been President since September, 1995. Mrs. Kern served as Vice President of administration from 1982 to 1995. She is the wife of Gerald N. Kern. From 1979 to 1981, she served as Administrative Assistant with Edgar Rice Burroughs, Inc. From 1978 to 1979, she was an Administrative Assistant with Max Factor & Company. Ms. Kern devotes up to 50% of her working time to the affairs of the Company.


Item 11. Executive Compensation
-------------------------------

The following table sets forth all cash compensation for the fiscal year ended May 31, 2000 for (1) each of its most highly compensated executive officers whose aggregate cash compensation exceeded $60,000 and (2) all executive officers of the company as a group.

Name of
Individual or                  Capacities in
Persons in Group               Which they serve                Salaries
----------------               ----------------                --------

Gerald N. Kern                 Chairman of the Board           $108,000 (1)
                               Chief Executive Officer

All Executive Officers                                         $153,000 (2)
as a group (2 persons)


(1) Of the cash compensation set forth for Mr. Kern, $108,000 was accrued but unpaid.

(2) Of the cash compensation set forth for all executive officers as a group, $153,000 was accrued but unpaid. Directors who are not salaried employees of the company are compensated at the rate of $500 for each board meeting attended.

Employment Agreements
---------------------

The company has an employment agreement with Gerald N. Kern. The company entered into and employment agreement with Gerald N. Kern on November 17, 1982, to employ Mr. Kern as President and Chief Executive Officer, which agreement, as amended, provided for a term which ended December 31, 1991, at compensation of $108,000 per annum. Mr. Kern has deferred all salary until if and when the company is refinanced. In addition to any bonus Mr. Kern may receive under the company's bonus plans, it is contemplated that if and when the company becomes profitable, Mr. Kern will receive a bonus in such amount as the company's Board of Directors shall determine. See "Certain Relationships and Related Transactions" for information relating to the grant of an option to Mr. Kern to purchase 8,000,000 shares of the company's common stock and his exercise of the options.

The company maintains a bonus plan which contemplates that 10% of the company's net pre-tax earnings will be set aside each year for bonuses to key personnel including Gerald N. Kern and Dr. Axline. Because of the absence of earnings since inception of the company, no amounts have been accrued nor paid under such plan.

The company also employs Cynthia S. Kern as President and Secretary at a salary of $45,000 per annum. The company has no employment contract with Ms. Kern.

Stock Options
-------------

The following reflects certain information relating to non-qualified stock options granted to executive officers and directors of the company through May 31, 2000:

Name of Individual : Gerald Kern
                                            Exercise Price
Date of Grant              No. of Shares       per Share        Expiration Date
-------------              -------------       ---------        ---------------

March 23, 1988              3,000,000(1)      $     0.08         March 24, 1993
Dec. 18, 1986               8,000,000(2)      $     0.01         Dec. 17, 1991
Apr. 3, 1987                  500,000(3)      $     0.04         Apr. 2, 1992
June 1, 1999                3,000,000(4)      $     0.01
Jan. 17, 2000               2,000,000(2)      $     0.01
Feb. 3, 2000                1,000,000(2)      $     0.01
Apr. 17, 2000               1,500,000(4)      $     0.21

Name of Individual: Lester F. Goldstein

August 16, 1985               100,000(3)      $     0.0233       Aug. 15, 1990
April 3, 1987                 250,000(3)      $     0.04         Apr. 2, 1992
June 1, 1999                  400,000(4)      $     0.01
January 17, 2000              100,000(2)      $     0.01
Feb. 3, 2000                  150,000(2)      $     0.01
April 17, 2000                300,000(4)      $     0.21

Name of Individual:  Stanton G. Axline

Aug. 16, 1985               1,000,000(3)      $     0.0233       Aug. 15, 1990
April 3, 1987                 250,000(3)      $     0.04         April 2, 1992

Name of Individual:  Cynthia S. Kern

April 3, 1987                 250,000(3)      $     0.04         April 2, 1992
June 1, 1999                2,000,000(4)      $     0.01
January 17, 2000            1,000,000(2)      $     0.01
Feb. 3, 2000                1,000,000(2)      $     0.01
April 17, 2000              1,000,000(4)      $     0.21

Name of Individual:  Harry Hall

June 1, 1999                  400,000(4)      $     0.01
January 17, 2000              100,000(2)      $     0.01
Feb. 3, 2000                  150,000(2)      $     0.01

(1) This option, which has expired, was granted to Gerald N. Kern by Petro-Med to purchase shares of the company's common stock owned by Petro-Med

(2)  These options were exercised

(3)  These options were not exercised and have expired.

(4)  Not yet exercised, nor expired

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

As of May 31, 2000, Petro-Med owned 26,256,794 shares of common stock of the Company, which constitutes approximately 19.2% of the issued and outstanding stock of the Company. Petro-Med has filed a Chapter XI bankruptcy petition which was converted to a Chapter VII on August 26, 1992. Management has been advised by Petro-Med's bankruptcy counsel that this matter has been closed, Petro-Med's debts have been discharged and that Petro-Med has retained its stock in Meditech.

Petro-Med has been delinquent for some years in making filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934. The delinquencies pre-date by a number of years the acquisition by Gerald
N. Kern of substantial holdings in, and control of, Petro-Med. Mr. Kern has been attempting since 1983 to rectify Petro-Med's filing deficiencies. Petro-Med has engaged in discussions with the staff of the Securities and Exchange Commission with respect to compliance. The staff indicated to Petro-Med's counsel that it would likely seek injunctive relief against Petro-Med, requiring Petro-Med to make timely filings in the future. See "Certain Relationships and Related Transactions" for information relating to transactions between Mr. Kern, Petro-Med and the Company during the last five years.

The following table sets forth, as of May 31, 2000, certain information concerning the ownership of shares of the company's common stock by persons owning more than 5% of the outstanding shares of the common stock and the directors of the company and by directors and officers as a group.

                                    Shares Owned and/or
Name and Address                   Subject to Presently       Percentage of
of Beneficial Owner                 Exercisable Options     Outstanding Shares
-------------------                 -------------------     ------------------

Petro-Med Inc.                           26,256,794              19.2%
10105 E. Via Linda, #103,
PMB 382
Scottsdale, AZ 85258

Lester Goldstein                            600,000               0.4%
10105 E. Via Linda, #103
PMB 382
Scottsdale, AZ 85258

Harry Hall                                  350,000               0.3%
10105 E. Via Linda, #103
PMB 382
Scottsdale, AZ 85258

Cynthia S. Kern                           2,000,000(1)            1.5%
10105 E. Via Linda, #103
PMB 382
Scottsdale, AZ 85258

Gerald N. Kern                            5,510,000               4.0%
10105 E. Via Linda, #103
PMB 382
Scottsdale, AZ 85258

Petro-Med and all directors              34,716,794              25.4%
and officers as a group
(5 persons)
--------------------------------------------------------------------------------

(1) Mr. Gerald N. Kern disclaims ownership of these shares of the Company's common stock owned by his wife.

(2) Mr. Kern, as owner of approximately 15.85% of the outstanding common stock and as Chairman, President and Chief Executive Officer of Petro-Med, may be deemed to have shared voting power with respect to the company's common stock owned by that entity.

The directors of Petro-Med are Gerald N. Kern, Harry Hall and Jerry Tennant. Gerald N. Kern is the Chairman, President and Chief Executive Officer of Petro-Med.

Petro-Med may be deemed a "parent" or "promoter" of the company under the Securities Act of 1933. Gerald N. Kern may be deemed a "parent" of Petro-Med and therefore a "parent" of the company under the Securities Act of 1933. See "Directors and Executive Officers of the Registrant" and "Certain Relationships and Related Transactions."

In August, 1985, the company and Petro-Med entered into one agreement (the "Settlement Agreement I") and Gerald N. Kern entered into another agreement (the "Settlement Agreement II") with Sergei Givotovsky, a shareholder of Petro-Med and a former shareholder of the company. These agreements settled prior disputes between the parties to the agreements.

Pursuant to the Settlement Agreement I, Mr. Givotovsky has a right to acquire 1,669,293 shares of the company's common stock held by Petro-Med in exchange for $41,820 shares of Petro- Med's common stock held by Mr. Givotovsky. All of these shares have been deposited into escrow. Petro-Med deposited an additional 3,338,586 shares of the company's common stock into the same escrow as collateral for certain of its obligations under the Settlement Agreement I. The monthly exchanges were to consist of approximately 22,449 of Mr. Givotovsky's Petro-Med shares for 44,516 shares of the company's common stock. Mr. Givotovsky has the right to require Petro-Med to sell the Company's shares, and upon refinancing of the company, or Petro- Med, if any, Petro-Med will guarantee a price per share of $.3744 (to be increased annually by 9% from August, 1985.) Petro-Med has the right, in lieu of selling any Common Stock at less than the guaranteed price, to retain such shares for its own account and pay Mr. Givotovsky the guaranteed price. In addition, Mr. Givotovsky is permitted to pay a certain amount in lieu of an exchange and Petro-Med will not have to deliver the Company's shares relating to such payment. Certain events may allow revisions in the number of shares to be exchanged on any installment date. Mr. Givotovsky has registration rights with respect to the company's shares under certain conditions.

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

Mr. Givotovsky has claimed that Petro-Med is in breach of the Settlement Agreement I. As a result, no exchanges or sales of stock have occurred under either agreement and all of the shares remain in escrow. The management of Petro-Med does not believe it is in breach of the agreement.

On August 12, 1988, Mr. Givotovsky instituted legal action against the Company, Petro-Med and Gerald N. Kern. The lawsuit alleges, among other things, a breach of the Settlement Agreement I and fraud. Mr. Givotovsky is seeking the value of 1,669,293 shares of the Company's common stock, but in no event less than $624,000 plus interest, $128,000, a constructive trust on future sales of Meditech stock and $1,000,000 in punitive damages. See "Legal Proceedings".

The Company has been advised by the United States District Court, Southern District of New York, that the matter has been inactive and off calendar for over seven years.

The following table sets forth, as of May 31, 2000, the shares of common stock of Petro-Med owned of record and beneficially by the directors and the Company and by all such officers and directors of the Company as a group.

Name                             Shares Owned             Percentage of Class
----                             ------------             -------------------

Gerald N. Kern                   3,613,840 (1)                  15.85%

Lester F. Goldstein                  8,000                        .04%

All Directors and Officers       3,621,840                      15.89%
as a group (4 persons)

(1) 2,087,270 shares are owned by FSL Cosmetics, Ltd., of which Gerald N. Kern is the sole shareholder. Cynthia S. Kern, as the wife of Gerald N. Kern, may be deemed, because of community property laws, to be a beneficial owner of 50% of the shares owned by Mr. Kern.

Except for Gerald N. Kern, the above table does not include those persons who beneficially own more than 5% of Petro-Med's outstanding common stock, which persons are Sergei Givotovsky at 1,683,640 shares, and Lakestone Acceptance Corp., 1,370,000 or approximately 7.4% and 6% respectively. The shares of Mr. Givotovsky are subject to the agreements described above.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

On July 24, 1982, Petro-Med Inc. and the shareholders of Medical Technology Corporation of America, Inc. ("MTCA"), the Company's predecessor, entered into an agreement (the "Option Agreement") whereby Petro-Med obtained an option to acquire all the outstanding shares of MTCA. The consideration for the Option Agreement was a loan of $295,000 to MTCA and the payment of $5,000 to the shareholders of MTCA. Funds for the $295,000 loan were obtained by the prior management of Petro-Med, from a private placement of Petro-Med stock. Gerald N. Kern had no relationship with, and had not engaged in any transactions with, Petro-Med prior to July 24, 1982. The $295,000 loan to MTCA was evidenced by a promissory note dated August 5, 1982, which provided for the payment of principal on August 5, 2002 and annual interest payment thereon at the rate of 9% per annum commencing August 5, 1983. The Option Agreement provided that Petro-Med could convert the $295,000 note into 5% of the equity of MTCA. The Option Agreement also provided that in the event of the exercise of the option, Petro-Med would issue to the MTCA shareholders 51% of the outstanding shares of the common stock of Petro-Med in exchange for all of the shares of MTCA. The principal shareholders of MTCA at the time were Business Development Associates, Inc. (controlled by Joseph Michaelson, Ph.D.), FSL Cosmetics, Ltd. (controlled by Gerald N. Kern), Sergei Givotovsky, and Lakestone Acceptance Corporation

(controlled by Lewis H. Rosenberg) Gerald N. Kern and Lewis H. Rosenberg were officers and directors of MTCA at the time of the transaction. MTCA and Petro-Med had no board members in common at that time. The purpose of the above transactions was to provide funding for the continued operation of MTCA. The Company believes that the consideration to MTCA for the option was as favorable as could be obtained from other companies with which MTCA was negotiating at that time. No independent valuation of the option granted to Petro-Med was established. MTCA's significant asset was its right to Viraplex (R) which Dr. Michaelson had previously purported to assign to MTCA as its sole inventor.

Petro-Med exercised its option under the Option Agreement and on February 5, 1983, acquired all the issued and outstanding shares of MTCA from its shareholders in exchange for 11,378,225 shares (51%) of Petro-Med. The $295,000 promissory note was cancelled and the principal amount deemed added to paid-in-capital of MTCA. See "Security Ownership of Certain Beneficial Owners and Management".

On March 21, 1983, Meditech Pharmaceuticals, Inc. was incorporated under the laws of the state of Nevada and on the same date acquired all of the issued and outstanding shares of MTCA and a $48,000 capital contribution from Petro-Med in exchange for 48,000,000 shares of its common stock. This reorganization was entered into at the request of the underwriter of the initial public offering of the Company based upon the belief that it would reduce state franchise taxes and related expenses during the development stage. Board members of the Company with an interest in the transaction were Gerald N. Kern and Lewis H. Rosenberg who were principal shareholders, officers and directors of Petro-Med. See "Security Ownership of Certain Beneficial Owners and Management."

In March, 1983, Petro-Med loaned the Company $100,000 for one year, with interest payable at a rate equal to one percent above the prime rate at the Wells Fargo Bank in San Francisco, CA.. During the second half of fiscal 1984, this loan was repaid in full and from time to time since then, the Company has advanced funds and has had funds advanced to it on an unsecured demand basis, at 9% per annum, to and from Petro-Med. The purpose of these advances was to allow the Company to continue its operations. A substantial portion of these funds was obtained by Petro- Med through exempt private sales of restricted stock, sales pursuant to exemption from registration under the Securities Act of 1933, by virtue of rule 144 promulgated under that Act, of the Company's common stock owned by Petro-Med and loans to Petro-Med. $559,990 of amounts owed by the Company to Petro-Med was converted into 10,000,000 shares of common stock in June, 1986 at the request of the Company's then proposed underwriter. At May 31, 2000, the Company was indebted to Petro-Med in the principal sum of $3,603,800. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". At the time such loans were made, Gerald N. Kern was the only common director of the Company and Petro-Med. The entire balance in loans is repayable with interest at 9% per annum as follows:
$36,000 on the second anniversary date of the Company's refinancing and the balance on demand. Petro-Med obtained these funds through borrowings convertible into and/or options to purchase an aggregate of 1,533,333 shares of the Company's common stock presently owned by Petro-Med, and through exempt private sales and rule 144 sales of restricted shares of common stock of the Company owned by Petro-Med.

The Company had also advanced funds on an unsecured demand basis with interest at approximately 12.5% per annum, to Skin Control Systems, Inc. and Mas Industries, Inc. The purpose of such loans was to induce the companies to make their employees available to the Company for marketing, product development and financial planning. Mas Industries, Inc. and Skin Control Systems, Inc. are presently inactive and unable to repay these sums but have indicated that they will repay their respective indebtedness if and when they are able. Skin Control Systems, Inc. has been discharged in bankruptcy. At May 31, 1986, the Company wrote off a total of $55,600, representing all principal and accrued interest owed by Skin Control Systems, Inc. and Mas Industries, Inc. In addition, the Company, on the same date, wrote off a total investment of $8,000 in Mas Industries, Inc. At the time the loans were made, Gerald N. Kern was the only common director of the Company, Mas Industries, Inc. and Skin Control Systems, Inc. Robert M. Kern, the son of Gerald N. Kern and General Counsel of the Company, was a director of Skin Control Systems, Inc. The company does not intend to make loans to such affiliated entities in the future.

In January, 1984, the Company made a loan to Gerald N. Kern in the amount of $24,200. Mr. Kern has repaid the total indebtedness, including 10% interest. The purposed of the loan was to accommodate the Company's Chief Executive Officer. The loan was approved by Stanton G. Axline and Lester F. Goldstein, as directors of the Company. The Company has no policy with respect to granting loans to the officers and directors. Each request is handled on an individual basis. The company believes that all of the loans to officers and directors are in compliance with applicable state law. The Company has no present intention to make any additional loans to officers and directors. If, in the future, the Company is asked to make loans to officers or directors, the Company will take into consideration its working capital and cash flow conditions at such time.

In August, 1984, Gerald Kern assigned to the Company all his rights as an inventor of Viraplex (R), which include the rights to make, use and sell the inventions embodied in patent applications relating to Viraplex (R), the right to prosecute such patent applications in the United States Patent Office, including the right to file continuations, divisions and foreign patent applications based on the U.S. patent applications, all right, title and interest in and to any patent that issues from the U.S. or related applications, the right to prevent others from making, using or selling the inventions embodied in the patent, and the rights to any commercially viable products resulting from testing of Viraplex(R). A patent application had initially been filed showing Dr. Michaelson as the sole inventor. Thereafter, litigation with respect to this patent application and other matters developed among the Company, Petro-Med, Gerald Kern, Dr. Michaelson and others. In partial settlement of that litigation, Dr. Michaelson agreed to recognize Mr. Kern as co-inventor of Viraplex(R) and to surrender to Petro-Med the shares of Petro-Med common stock which he had received in exchange for the assignment of his patent rights in Viraplex(R). The settlement was approved by Drs. Axline and Goldstein as directors of the Company. The shares of Petro-Med stock so surrendered were issued to Mr. Kern by Petro-Med. At the time of such issuance, there was no active public market for the common stock of Petro-Med and, in addition, the shares issued to Mr. Kern were "restricted securities" under Rule 144 of the Act. The Company believes that the value of the Petro-Med stock at the time of such issuance to Mr. Kern was nominal, and Mr. Kern received no cash or tangible property from the Company in exchange for the assignment of his patent rights. Costs incurred by Mr. Kern in co-inventing Viraplex(R) were nominal. The purpose of Mr. Kern's assignment was to confirm the Company's rights to its principal asset, Viraplex(R). The Company required this additional comfort when patent counsel determined that Mr. Kern could be deemed the sole inventor or a co-inventor of Viraplex(R). The assignment was approved by Dr. Axline and Goldstein, as directors of the Company.


On November 7, 1984, Gerald Kern assigned all of his rights as the inventor of MTCH-24(tm) to the Company in exchange for an option to purchase 8,000,000 shares of the Company's common stock at $.02333 per share. On that date, the closing bid price of the company's Common Stock was $.344. The purpose of the agreement was to give the Company a second drug to broaden and enhance its probability of success. It was approved by Drs. Axline and Goldstein, as directors of the company. The compensation was based upon the independent opinion of an investment banking firm. The option provided that it would not vest until the FDA had granted all approvals necessary to market MTCH-24(tm) to the public for any use other than as a treatment for Herpes simplex virus and would not be exercisable until gross sales of MTCH-24 tm reached certain specified levels. Costs incurred by Mr. Kern in inventing MTCH-24(tm) were nominal. On October 28, 1985, Mr. Kern and the Company entered into an agreement whereby the option to purchase 8,000,000 shares was rescinded and Mr. Kern purchased 8,000,000 shares of the Company's common stock. On December 18, 1986, the Company entered into an agreement with Mr. Kern pursuant to which Mr. Kern agreed to return the 8,000,000 shares of the Company's common stock, $.001 par value, to the Company, a note receivable in the amount of $1,440,000 which Mr. Kern had given in exchange for the 8,000,000 shares was cancelled and Mr. Kern received an option to purchase 8,000,000 shares of the company's common stock, $.001 par value, for $.01 per shares. This option was exercised in March, 1989. All patent rights were thereby vested in the Company. Mr. Kern's employment agreement expired December 31, 1991. The agreement was approved by Drs. Axline and Goldstein, as directors of the Company. See "Directors and Executive Officers of the Registrant - Executive Compensation".

In early 1983, Petro-Med entered into a joint venture with Aurora Resources, Inc. In order to complete the joint venture, the Company guaranteed a loan to Aurora of $100,000, upon which Aurora subsequently defaulted. The loan was approved by Mr. Kern, Mr. Rosenberg and Dr. Goldstein, as directors of the Company. Aurora's sole assets were its rights to an ethanol plant and related technology. Aurora was indebted to the Company for the defaulted amount of $100,000 plus interest. The entire debt was written off by the Company in February, 1986, based upon adverse developments in the ability of Aurora to repay the note.

Cynthia S. Kern has been employed as President since September, 1995. She served as Vice President of Administration from 1982 to 1995, and has served as Secretary of the Company since 1983, and presently draws a salary of $45,000 per annum. In August, 1993, she purchased 3,000,000 shares of the Company's common stock for total consideration of $90,000. She is the wife of Gerald N. Kern, Chairman of the Board and Chief Executive Officer of the Company. Mrs. Kern's employment was approved by Mr. Rosenberg and Dr. Goldstein, as directors of the Company. She devotes up to 50% of her time to the affairs of the Company. Robert
M. Kern has been employed as General Counsel of the Company since September, 1984. His present retainer is $36,000 per annum. He is the son of Gerald N. Kern. Board approval was not required, although it was received in March, 1985. Robert M. Kern devotes up to 10% of his time to the affairs of the Company. Mrs. Kern's and Mr. Robert Kern's salaries and fees are based upon current market rates.

For a description of employment agreements between the Company and certain officers, see "Directors and Executive Officers of the Registrant - Employment Agreements."

The Company's administrative offices are located at 10105 E. Via Linda, Suite 103, PMB 382, Scottsdale, AZ 85258. See "Business - Property".


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         A.  Documents filed with report:

                  1.  Financial statements and financial statement schedules.

                       The  financial   statements   and   financial   statement
                       schedules listed in the accompanying index to financial statements are filed as part of this report.

                  2.   Exhibits.

                        The  exhibits  listed  on  the  accompanying   index  to
                        exhibits are filed are filed as part of this report.

         B.       Reports on Form 8-k

                        None.
--------------------------------------------------------------------------------

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meditech Pharmaceuticals, Inc.

By: /s/ Gerald N. Kern
-----------------------------------------------------
Gerald N. Kern, Chairman and Chief Executive Officer
Dated: August 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.

/s/ Gerald N. Kern                          Dated: August 18, 2000
-----------------------------
Gerald N. Kern, Chairman and
Chief Executive Officer


/s/ Cynthia S. Kern                         Dated: August 18, 2000
-----------------------------
Cynthia S. Kern, President


/s/ Harry Hall                              Dated  August 21, 2000
-----------------------------
Harry Hall, Director

/s/ Lester F. Goldstein                     Dated: August 18, 2000
-----------------------------
Lester F. Goldstein, Director

                         MEDITECH PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES
--------------------------------------------------------------------------------


Financial Statements

Opinion of Independent Accountants                                         F-1

Consolidated Balance Sheet                                                 F-3
 May 31, 1999 and 2000

Consolidated Statement of Net Loss and Deficit Accumulated                 F-4
During Development Stage for the twelve months ended May
31, 1998, 1999 and 2000

Consolidated Statement of Shareholders' Equity (Deficit) from              F-5
May 4, 1982 (inception) to May 31, 2000

Consolidated Statement of Changes in Financial Position for the            F-6
twelve-month periods ended May 31, 1998, 1999 and 2000

Notes to Consolidated Financial Statements                                 F-8

Financial Statement Schedules
--------------------------------------------------------------------------------

Amounts receivable from related parties and underwriters, promoters
and employees other than related parties (Schedule II)                     F-20

Property, Plant and Equipment (Schedule V)                                 F-21

Accumulated Depreciation, Depletion and Amortization of                    F-22
Property, Plant and Equipment (Schedule VI)

Financial Data Schedule

Roy A. Cohen
Certified Public Accountant
8912 Oak Trail Drive
Santa Rosa, CA 95409

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Meditech Pharmaceuticals, Inc.
 (A Subsidiary of Petro-Med Inc.)

I have audited the accompanying Consolidated Balance Sheets of Meditech Pharmaceuticals, Inc. and its consolidated subsidiaries ("Company") as of May 31, 2000, and May 31, 1999, and the related Consolidated Statement of Net Loss and Deficit Accumulated during the development stage, Shareholders' Equity (Deficit), Changes in Financial Position and the Financial Statement Schedules as indicated in the accompanying index for the years ended May 31, 1998, May 31, 1999, and May 31, 2000. These financial statements and schedules are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements and schedules based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects in relation to the financial statements taken as a whole, the information stated therein in conformity with the requirements of the Securities and Exchange Commission.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations and has a working capital deficit. Management's plans about these matters are described in Note 2. The financial statements do not include any adjustments that might result.

In connection with the examination, I have audited the Statements of Net Loss and Deficit Accumulated During the Development Stage and Changes in Financial Position, the combination of the amounts for the years from May 4, 1982 (inception), years ending May 31, 1982 through May 31, 2000, (all examined by other auditors, except 1989 through 2000), to disclose the development stage activities of the Company from inception to date as required by generally accepted accounting principles. Based on this review, I believe that the column described as development stage period from May 4, 1982, to May 31, 2000, in the Consolidated Statements of Net Loss and Deficit Accumulated During the Development Stage and Statements of Changes in Financial Position of the Company are appropriately presented.

By: /s/ Roy A. Cohen
-----------------------------------------
Roy A. Cohen, Certified Public Accountant


Santa Rosa, California
August 18, 2000


                                     MEDITECH PHARMACEUTICALS, INC.
                                    (A Development-Stage Enterprise)
                                       CONSOLIDATED BALANCE SHEET

                                                                                May 31,                 May 31,
                                                                                 2000                    1999
                                                                                 ----                    ----

                                                ASSETS
Current assets:
  Cash, including interest-bearing accounts                                  $    114,800            $    114,800
  Prepaid assets and other current assets                                             600                     600
                                                                             ------------            ------------
                         Total current assets                                     115,400                     600

Due from officer
Equipment and furniture, net
Trademark                                                                           2,100                   2,100
                                                                             ------------            ------------

TOTAL                                                                        $    117,500            $        600
                                                                             ============            ============

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                                      $  1,254,700            $  1,176,100
  Accrued professional fees                                                       635,300                 635,300
  Accrued laboratory expenses                                                      33,900                  33,900
  Accrued compensation                                                          2,459,100               2,356,500
  Advances from parent                                                          3,603,800               3,294,800
  Advances from affiliate
  Current portion of long-term debt
  Loan payable                                                                     71,000                  71,000

                                                                             ------------            ------------
                         Total current liabilities                              8,057,800               7,567,600
Long-term debt

                                                                             ------------            ------------
                                                                                8,057,800               7,567,600

                                                                             ------------            ------------
Minority interest                                                                 191,300                 191,300

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock - $.001 par value, 25,000,000 shares
    authorized, none issued or outstanding
  Common stock - $.001 par value, 400,000,000 shares
    authorized: May 31, 1999, 123,816,925 shares issued and
    to be issued; May 31, 2000 131,166,925 shares issued
    and to be issued                                                              131,150                 123,800
  Additional paid-in capital                                                    7,595,250               6,973,600
  Deficit accumulated during development stage                                (15,858,000)            (14,855,700)
                                                                             ------------            ------------
                         Total shareholders' equity (deficit)                  (8,131,600)             (7,758,300)
                                                                             ------------            ------------

TOTAL                                                                        $    117,500            $        600
                                                                             ============            ============


                                     See accompanying notes to consolidated financial statements.




                                            MEDITECH PHARMACEUTICALS, INC.
                                           (A Development-Stage Enterprise)
                                        CONSOLIDATED STATEMENT OF NET LOSS AND
                                     DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                                                                                                          From
                                                                      Twelve month    Twelve month    Twelve month     May 4, 1982
                                                                      period ended    period ended    period ended   (inception) to
                                                                      May 31, 1998    May 31, 1999    May 31, 2000    May 31, 2000
                                                                      ------------    ------------    ------------    ------------

Research and development expenditures                                $        --      $        --     $        --     $     489,300
                                                                     -------------    -------------   -------------   -------------

Clinical trials                                                               --               --             1,200       1,349,000
                                                                     -------------    -------------   -------------   -------------

Expenses for efforts to secure financing, establish affiliations with clinics and physicians and formulate a marketing strategy:

    Compensation                                                           240,300          240,900         440,000       5,541,900
    Professional fees                                                       30,500             --         1,307,100
    General and administrative                                               6,600          117,100         202,000       4,134,100
                                                                     -------------    -------------   -------------   -------------

                                                                           246,900          388,500         642,000      10,983,100
Organization expenses                                                         --               --              --            16,300
Loss on investments                                                           --               --              --           120,100
Gain on sale of fixed assets                                                  --               --              --              (500)
Lawsuit settlement                                                            --               --              --            15,000
Write-off of uncollectible note
  receivable                                                               100,000
Interest expense                                                           308,300          333,000         359,100       3,249,100
Interest income                                                               --               --              --          (298,500)
Roaylty income                                                                --               --              --           (75,000)
Miscellaneous Income                                                          --               --              --           (75,100)
Aborted stock offering costs                                                  --               --              --           325,400
Gain on early extinguishment of debt                                          --               --              --           (10,400)
Minority interest in net loss of subsidiary                                   --               --              --          (329,800)

                                                                     -------------    -------------   -------------   -------------

Net loss and deficit accumulated during development stage            $     555,200    $     721,500   $   1,002,300   $  15,858,000
                                                                     =============    =============   =============   =============

Net loss and deficit accumulated during development stage
  per share of common stock                                          $         .01    $         .01   $         .01   $         .17
                                                                     =============    =============   =============   =============


Weighted average number of shares outstanding                          119,016,925      123,264,596     126,071,843      93,327,166
                                                                     =============    =============   =============   =============


                                   See accompanying notes to consolidated financial statements.





                                                    MEDITECH PHARMACEUTICALS, INC.
                                                  (A Development-Stage Enterprise)
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                May 4, 1982 (Inception) to May 31, 2000


                                                                                                Deficit
                                                                                              accumulated      Note
                                                                     Additional     Common       during     receivable
                                                                       paid-in       stock     development     from
                                             Common stock             capital      subscribed     stage      officer      Total
                                          ---------------------------------------------------------------------------------------
                                          Shares        Amount
                                          ------        ------

         Balance at May 31, 1989          88,988        89,000      6,129,000           0     (8,916,800)        0     (2,698,800)

         Balance at May 31, 1990          89,088        89,100      6,139,500           0     (9,438,900)        0     (3,210,300)
Change in equity of subsidiary due to
  issuance of common stock                     0             0           (700)          0              0         0           (700)
Common stock granted for services
 during Fiscal 1991                        3,000         3,000         39,000           0              0         0         42,000
Net Loss, year ended May 31, 1991              0             0              0           0       (479,100)        0       (479,100)
                                        --------   -----------    -----------    --------    -----------    ------    -----------
         Balance at May 31, 1991          92,088        92,100      6,177,800           0     (9,918,000)        0     (3,648,100)

Change in equity of subsidiary due to
  issuance of common stock                     0             0              0           0              0         0              0
Common stock granted for services
 during Fiscal 1992                            0             0              0           0              0         0              0
Sale of stock, February 1992               2,000         2,000         29,400           0         31,400
Net Loss, year ended May 31, 1992              0             0              0           0       (483,100)        0       (483,100)
                                        --------   -----------    -----------    --------    -----------    ------    -----------
         Balance at May 31, 1992          94,088        94,100      6,207,200           0    (10,401,100)        0     (4,099,800)

Net Loss, year ended May 31, 1993              0      (449,400)             0    (449,400)
                                        --------   -----------    -----------    --------    -----------    ------    -----------
         Balance at May 31, 1993          94,088        94,100      6,207,200           0    (10,850,500)        0     (4,549,200)
Common stock granted for services
 during Fiscal 1994                        7,105         7,100        195,000     202,100
Sale of Stock, April 1994                  1,400         1,400         12,300      13,700
Net Loss, year ended May 31, 1994              0             0              0           0       (753,900)        0       (753,900)
                                        --------   -----------    -----------    --------    -----------    ------    -----------
         Balance at May 31, 1994         102,593       102,600      6,414,500           0    (11,604,400)        0     (5,087,300)

Sale of Stock, Fiscal 1995                 1,088         1,100         12,500      13,600
Net Loss, year ended May 31, 1995              0             0              0           0       (515,600)        0       (515,600)
                                        --------   -----------    -----------    --------    -----------    ------    -----------
         Balance at May 31, 1995         103,681       103,700      6,427,000           0    (12,120,000)        0     (5,589,300)

Net Loss, year ended May 31, 1996              0             0              0           0       (501,600)        0       (501,600)
                                        --------   -----------    -----------    --------    -----------    ------    -----------
         Balance at May 31, 1996         103,681       103,700      6,427,000           0    (12,621,600)        0     (6,090,900)

Common stock granted for services
 during Fiscal 1997                       15,335        15,300        412,000       5,000)       422,300
Common stock subscriptions                 5,000         5,000
Net Loss, year ended May 31, 1997              0             0              0           0       (957,400)        0       (957,400)
                                        --------   -----------    -----------    --------    -----------    ------    -----------
         Balance at May. 31, 1997        119,016       119,000      6,839,000           0    (13,579,000)        0     (6,621,000)

Net Loss, year ended May 31, 1998              0             0              0           0       (555,200)        0       (555,200)
                                        --------   -----------    -----------    --------    -----------    ------    -----------
         Balance at May 31, 1998         119,016       119,000      6,839,000           0    (14,134,200)        0     (7,176,200)

Common stock granted for services
 during Fiscal 1999                        4,800         4,800        134,600     139,400
Net Loss, year ended May 31, 1999              0             0              0           0       (721,500)        0       (721,500)
                                        --------   -----------    -----------    --------    -----------    ------    -----------
                                         123,816       123,800      6,973,600           0    (14,855,700)        0     (7,758,300)

Common stock granted for services
 during Fiscal 2000                        7,350         7,350        621,650     629,000
Net Loss, year ended May 31, 2000              0             0              0           0     (1,002,300)        0     (1,002,300)
                                        --------   -----------    -----------    --------    -----------    ------    -----------
         Balance at May 31, 2000         131,166       131,150      7,595,250           0    (15,858,000)        0     (8,131,600)
                                        ========   ===========    ===========    ========    ===========    ======    ===========


                                           See accompanying notes to consolidated financial statements.




                                                     MEDITECH PHARMACEUTICALS, INC.
                                                   (A Development-Stage Enterprise)
                                         CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                                                                                                          From
                                                                       Twelve month    Twelve month    Twelve month     May 4, 1982
                                                                       period ended    period ended    period ended   (inception) to
                                                                       May 31, 1998    May 31, 1999    May 31, 2000    May 31, 2000
Cash provided by:
  Financing activities --
    Proceeds from long-term debt                                       $          0    $          0    $          0    $     27,300
    Advances from (repayments to)
      parent and affiliates                                                 258,200         283,100         309,000       3,500,800
    Issuance of (retirement of)
      common stock                                                                0           4,800           7,350         131,150
    Additional paid-in capital                                                    0         134,600         621,650       6,389,150
    Increase in paid-in capital due to increase in equity
      of subsidiary due to issuance of common stock                               0               0               0         274,100
    Proceeds from sale of warrants                                                0               0               0             100
    Proceeds from sale of fixed assets                                            0               0               0           3,400
    Proceeds from minority investment in subsidiary                               0               0               0         300,000
    Issuance of common stock for
      repayment of debt to parent                                                 0               0               0        (559,900)
                                                                       ------------    ------------    ------------    ------------
                                                                            258,200         422,500         938,000      10,066,100
Add (subtract) changes in
  components of working capital
  other than cash -
Current portion of long-term debt                                                 0               0               0               0
Note payable                                                                      0               0               0               0
Advances from parent                                                              0               0               0         717,400
Accounts payable                                                             91,400          94,100          78,600       1,254,700
Accrued professional fees                                                         0               0               0         635,300
Accrued laboratory expenses                                                       0               0               0          33,900
Accrued compensation                                                        205,600         204,900         102,600       2,459,100
Stock subscription proceeds refundable                                            0               0               0               0
Advances (to) from affiliates                                                     0               0               0               0
Prepaid and other current assets                                                  0               0               0            (600)
Proceeds from loan payable                                                        0               0               0          71,000
                                                                       ------------    ------------    ------------    ------------
                                                                            555,200         721,500       1,119,200      15,236,900
                                                                       ------------    ------------    ------------    ------------

Net increase (decrease) in cash                                                   0               0         114,800         114,800
Cash at the beginning of the period                                               0               0               0               0
                                                                       ------------    ------------    ------------    ------------

Cash at the end of the period                                          $          0    $          0    $    114,800    $    114,800
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



                                                  MEDITECH PHARMACEUTICALS, INC.
                                                (A Development-Stage Enterprise)
                                      CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION


                                                                                                                           From
                                                                    Twelve month    Twelve month      Twelve month      May 4, 1982
                                                                    period ended    period ended      period ended    (inception) to
                                                                    May 31, 1998    May 31, 1999      May 31, 2000     May 31, 2000

Cash used for:

  Net loss                                                          $   (555,200)    $   (721,500)    $ (1,002,300)     (15,858,000)
  Less items not affecting
    working capital -
     Loss on investments                                                                                                    120,100
     Depreciation and amortization                                                                                          174,100
     Common stock options issued
       below market price                                                                                                   726,200
     Stock grants                                                                                                           213,500
     Loss on disposal of fixed assets                                                                                        37,600
     Minority interest in loss of subsidiary                                                                               (329,800)
     Subsidiary stock issued to minority                                                                                    284,600
     Subsidiary common stock options issued to
       minority issued below market price                                                                                   202,700
     Allocation to parent of additional paid-in capital
       from issuance of minority stock options and grants                                                                  (274,000)
     Write-off Deferred stock offering costs                                                                                154,300
                                                                    ------------     ------------     ------------     ------------
  Cash used for development
    stage activities                                                    (555,200)        (721,500)      (1,002,300)     (14,548,700)
  Long-term debt becoming current                                                                                            (1,500)
  Repayment of long-term debt                                                                                               (25,800)
  Purchase of equipment, furniture
    and leasehold improvements                                                                                             (215,100)
  Investments                                                                                                              (120,100)
  Trademarks                                                                                                (2,100)          (2,100)
  Reclassification of long-term
    advances from (repayments to)
    parent to short-term advances                                                                                           (54,500)
  Deferred offering costs                                                                                                  (154,300)

  Advances from (to) officer                                                                                                      0
                                                                    ------------     ------------     ------------     ------------
                                                                        (555,200)        (721,500)      (1,004,400)     (15,122,100)
                                                                    ------------     ------------     ------------     ------------



                             See accompanying notes to consolidated financial statements.

                                                         F-7



MEDITECH PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

Twelve-Month Period ended May 31, 1990 through May 31, 2000

Notes to Consolidated Financial Statements

Note 1.  The Company and its significant accounting policies.

Meditech Pharmaceuticals, Inc. (the "Company") was incorporated in Nevada on March 21, 1983, and is a 19.2% owned subsidiary of Petro-Med, Inc. (Petro-Med), a Nevada corporation. The Company's initial outstanding common shares were exchanged for $48,000 and the common stock of Medical Technology Corporation of America, Inc. (MTCA), a wholly owned subsidiary of Petro-Med. The acquisition was accounted for at book value as a reorganization. MTCA was a Delaware corporation, formed May 4, 1982, to develop its ownership rights to a treatment for Herpes simplex I and II. MTCA was dissolved in January, 1986.

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

Equipment and furniture and depreciation.

Equipment and furniture are carried at cost.

Equipment and furniture are depreciated using the straight-line method over their estimated useful lives of five to ten years.

Deferred offering costs.

Deferred offering costs arose in fiscal 1986 from legal, accounting, printing and other costs related to offerings of securities. Such costs are offset against the proceeds of such offerings upon their successful completion. Since the offering was not successful, such costs were charged against operations in 1987.

Stock issuances.

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

Deficit accumulated during development-stage per share of common stock.

The deficit per share is computed based upon the weighted average number of shares outstanding during the respective periods. No conversion of warrants or stock options or other transactions which are antidilutive are included.

Professional fees.

Professional fees include legal fees, accounting fees and legal printing fees. Those fees which are not subject to dispute will be paid, in whole or in part, upon refinancing of the company, if any.

Note 2.  Need for additional financing.

The consolidated financial statements have been prepared assuming that the company will continue as a going concern. The company has incurred an accumulated net loss through May 31, 2000 or $15,858,000 and, as of that date, the company's current liabilities exceeded its current assets by $7,940,300. The company is experiencing cash flow difficulties and anticipates additional cash expenditures will be required to continue its research and development activities. Accordingly the continued existence of the company is dependent upon its ability to obtain significant additional working capital. The company is currently seeking to obtain this additional working capital through financing and joint ventures. There is no assurance that such financing can be raised. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.  Due from officer.

In January, 1984, the Company made a loan to its Chief Executive Officer in the amount of $24,200 at an annual interest rate of 10%. The loan has been repaid in full.

Note 4.  Advances to (from) patent and affiliated companies.

Advances to (from) parent and affiliated companies were as follows:

                                        May 31,
                               1999                 2000
                               ----                 ----

                           $(3,294,800)         $(3,603,800)

Petro-Med (Note 16)

The advances between the Company and Petro-Med bear interest in 1995 at 9% per annum. Interest expense for years ended May 31, 1999 and 2000, was $283,100 and $309,000, respectively. At May 31, 2000, the company was indebted to Petro-Med, Inc. in the amount of $3,603,800. These amounts are repayable with interest at 9% per annum as follows: $36,000 on the second anniversary of the completion of a refinancing of the company and the balance on demand.

Certain advances to affiliates were due upon demand in 1986, $48,100 was determined to be uncollectible and written off. Certain officers and directors of the Company are also officers and/or directors of the parent and the affiliated companies.

In fiscal 1988, the Company was advanced $8,000 from an affiliated company. This advance, which bears no interest and is unsecured, is due on demand.

Note 5.  Equipment and Furniture.

Equipment and furniture are composed of the following:

                                                         May 31,
                                             1998         1999          2000
                                             ----         ----          ----

Office equipment and furniture            $ 135,600     $ 135,600     $ 135,600

Less: Accumulated depreciation             (135,100)     (135,600)     (135,600)
                                          ---------     ---------     ---------

                                          $     500             0             0
                                          =========     =========     =========

Note 6.  Investments

During 1982, the Company invested $64,000 for a 10% interest in a privately held development-stage company which planned to manufacture and distribute medical equipment. The investee was 30% beneficially owned by a former officer of the Company. The investee has expended all funds and has no significant assets. Accordingly, management has stated the value of the investment at zero in the accompanying consolidated balance sheet.

In addition, the Company owns 39,940 shares (less than1%) of Mas Industries, Inc., which it acquired at a cost of $8,000 (see Note 4). At May 31, 1986, Mas Industries had expended all funds and had no significant liquid assets. Accordingly, management has stated the value of the investment at zero in the accompanying consolidated balance sheet.

Note 7.  Loans payable.

The loan payable of $71,000 at May 31, 1997, represents a bank loan collateralized by a certificate of deposit of a co-venturer. The loan bore interest at the prime rate plus two percent and was payable on December 20, 1985. When the loan was not repaid on December 20, 1985, the bank liquidated the co-venturer's certificate of deposit in repayment of the loan. Accordingly the company owes the $71,000 plus interest to the co-venturer.

Note 8. Long-term debt

There is currently no long-term debt.


Note 9.  Shareholders' Equity

Common Stock

On June 30, 1983, the Company sold 4,715,000 shares of its common stock at $.125 per share in a private offering. Total gross proceeds received from the private offering, net of $250,000 of cancelled stock subscriptions, were $589,400.

In July and August, 1983, the Company sold 12,000,000 and 1,200,000 shares, respectively, of its common stock at $.30 per share in a public offering. Total gross proceeds received from the offering were $3,960,000.

In December, 1983, the Company sold 50,000 shares of common stock to an officer at $.15 per share for $7,500 and recorded $6,500 in compensation, representing the difference between the price paid and the discounted market value of the stock at the date of issuance.

In February, 1984, the Company issued 50,000 shares of common stock to a director at no cost for past services. The Company recorded $14,000 in compensation, representing the discounted market value of the stock at the date of issue.

On June 1, 1984, the Company issued 100,000 shares of common stock to its former Chief Financial Officer for services rendered during the six-month period ended May 31, 1984. Subsequently, this grant of shares was rescinded and an option to purchase common stock, which is included below, was issued.

On December 15, 1985, the Company increased the common shares authorized from 100,000,000 shares to 150,000,000 shares.

In June, 1986, the Company converted advances of $559,900 from Petro-Med into 10,000,000 shares of common stock of the company.

In June, 1986, the Company increased the common shares authorized from 150,000,000 to 400,000,000 shares.

On April 7, 1987, the Company authorized the issuance of 210,000 shares of common stock to two consultants for services rendered. 200,000 of these shares had been issued as of August 31, 1987. The balance of 10,000 shares will be issued upon receipt by the company of completed investment letters. The company recorded $54,000 in compensation, representing the discounted market value of the stock at the date of issue.

On April 16, 1987, the company authorized the issuance of 100,000 shares of common stock to three consultants for services rendered. These shares were issued subsequent to May 31, 1987. The company recorded $26,000 in compensation, representing the discounted market value of the stock at the date of issue.

On June 11, 1987, the company authorized the issuance of 100,000 shares of common stock to a consultant for services rendered. These shares were to be issued subsequent to May 31, 1988. The company recorded $12,200 in compensation representing the discounted market value of the stock on June 11, 1987.

On October 2, 1987, the company authorized the issuance of 665,000 shares of common stock to two consultants for services rendered. These shares have been issued. 40,000 shares were issued subsequent to May 31, 1988. The company recorded $51,100 in compensation, representing the discounted market value of the stock on October 2, 1987.

On March 2, 1988, the company authorized the issuance of 150,000 shares of common stock to a consultant for services rendered. These shares have been issued. The company recorded $13,900 in compensation, representing the discounted market value of the stock March 2, 1988.

On March 17, 1988, the company authorized the issuance of 25,000 shares of common stock to a consultant for services rendered. These shares have been issued. The company recorded $3,200 in compensation representing the discounted market value of the stock on March 17, 1988.

On March 22, 1988, the company authorized the issuance of 100,000 shares of common stock to a consultant for services rendered. These shares have been issued. The company recorded $13,000 in compensation representing the discounted market value of the stock on March 22, 1988.

On May 25, 1988, the company authorized the issuance of 500,000 shares of common stock to a consultant for services rendered. These shares have been issued. The company recorded $33,800 in compensation representing the discounted market value of the stock on May 25, 1988.

On February 2, 1989, the company authorized the issuance of 70,000 shares of common stock for $5,000. These shares have not been issued.

On March 1, 1989 the company authorized the issuance of 2,506,832 shares of common stock for $125,341. These shares have been issued.

On March 27, 1989, the company authorized the private placement of up to 6,000,000 shares of common stock for $.10 per share. 350,000 shares were sold and issued.

On January 2, 1991, the company authorized the issuance of 2,750,000 shares of common stock as compensation for services these shares have been issued.

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

On July 9, 1998, the company authorized the issuance of 4,800,000 shares of common stock for a total of approximately $25,000 (including forgiveness of debts owed by the company) and compensation for services. The shares were issued on July 14, 1998.

Stock Warrants
--------------
In July, 1983, the company sold, for $100, warrants to purchase up to 1,200,000 shares of its common stock which could be exercised at $.36 per share before July 11, 1988. None of the warrants were exercised and the warrants have expired.



Stock Options

The company has granted the following options to purchase its common stock:

Date of Grant           Number of Shares     Exercise Period   Price per Share     Granted for
-------------           ----------------     ---------------   ---------------     -----------

Feb. 27, 1984              40,000            Expired 4/28/85,   Average of bid     Services of
                                             Not exercised      and ask prices     Chief Fin. Ofc.
                                                                 on 2/26/85


Feb. 27, 1984              50,000            Expired 4/28/86    Average of bid     Services of
                                             Not exercised      and ask prices     Chief Fin. Ofc.
                                                                on Feb. 26, 1986

June 1, 1984              100,000            Expired 5/31/1989      $.30           Services of Chief
                                             Not exercised                         Fin. Ofc.

Nov. 7, 1984              100,000            Nov. 7, 1984           $.0233         Licensing Agmt.
                    (Subsequently            to Nov. 6, 1989,                      With Chief
                   Rescinded, see            Subject to FDA approval               Executive Officer
                         Note 15)            Of a drug and achievement
                                             Of certain minimum sales levels

April 1, 1985             150,000            Expired 2/17/87,       $.001          Financial Consulting
                                             not exercised                         and public Relations Services

April 1, 1985              30,000            Expired 3/4/87,        $.25           Financial Consulting Services
                                             not exercised

April 1, 1985             150,000            Expired 3/17/87,       $.25           Financial Consulting Services
                                             not exercised

August 16, 1985         1,850,000            Exercised as to        $.0233         Services of various
                                             to 10,000 shares.                     officers, employees
                                             Balance expired 8/15/90               and consultants

Aug. 23, 1985               6,000            Exercised              $.0233         Financial Consulting Services

Oct. 1, 1985              100,000            Exp. 9/30/86,          $.001          Financial Consulting Services
                                             not exercised






Date of Grant          Number of Shares     Exercise Period   Price per Share            Granted for
-------------          ----------------     ---------------   ---------------            -----------

October 1, 1985             6,000            Exp. 9/30/86,          $.01           Public relations Services
                                             not exercised

Oct. 8, 1985               25,000            Exp. 10/7/86,          $.01           Financial Consulting Serv.
                                             not exercised

Oct. 8, 1985               75,000            Exp. 10/7/86,          $.01           Financial Consulting Serv.
                                             not exercised

Nov. 5, 1986              100,000            Exp. 10/31/87,         $.01           Financial Services
                                             not exercised

Dec. 18, 1986           8,000,000            Exercised              $.01           Compensation for
                                                                                   Patent Rights

Jan. 26, 1987           7,500,000            Expired 12/1/92,       $.08125        Compensation for
                                             not exercised                         Joint Venture

Apr. 3, 1987            2,050,000            Exercised as to        $.04           Compensation of Various
                                             100,000 Shares,                       officers, Employees and
                                             balance exp.4/2/92                    Consultants

April 3, 1987             100,000            Expired 4/2/92,        $.08           Compensation for
                                             not exercised                         Financial Consulting

Apr. 16, 1987             350,000            Expired 4/15/92,       $.01           Compensation of Various
                                             not exercised                         officers, Employees and
                                                                                   Consultants

June 11, 1987              50,000            Expired 4/2/92,        $.08           Compensation for Product
                                             not exercised                         license Consulting

Aug. 13, 1987             100,000            Expired 7/31/92,       $.15           Compensation for
                                             not exercised                         license Consulting

Aug. 26, 1987             100,000            Exercised              $.04           Compensation for Product
                                                                                   license Consulting

March 2, 1988             300,000            Expired,               $.10           Compensation for
                                             not exercised                         Financial Consulting

July 11, 1988            200,000             Expired,               $.05           Compensation for
                                             not exercised                         Financial Consulting






Date of Grant          Number of Shares     Exercise Period   Price per Share         Granted for
-------------          ----------------     ---------------   ---------------         -----------

Sept. 15, 1988            150,000            Expired,               $.01           Compensation for
                                             not exercised                         Financial Consulting

Sept. 15, 1988            100,000            Expired,               $.07           Compensation for
                                             not exercised                         Financial Consulting

Oct. 24, 1989             100,000            Expired,               $.06           Compensation for
                                             not exercised                         Legal services

June 1, 1999            5,800,000            Not expired,           $.01           Compensation of Various
                                             not yet exercised                     officers, Employees and
                                                                                   Consultants

Jan. 17, 2000           3,850,000            Exercised              $.01           Compensation of Various
                                                                                   officers, Employees and
                                                                                   Consultants

Feb. 3, 2000            3,500,000            Exercised              $.01           Compensation of Various
                                                                                   officers, Employees and
                                                                                   Consultants

April 17, 2000          3,700,000            Not expired,           $.21           Compensation of Various
                                             not yet exercised                     officers, Employees and
                                                                                   Consultants

April 17, 2000          1,600,000            Not expired, not       $.05           Compensation of Various
                                             ot yet exercised                      officers, Employees and
                                                                                   Consultants

April 17, 2000          1,000,000            Exercisable 2/3/2001   $.27           Compensation of
                                                                                   employee

April 17, 2000          1,000,000            Exercisable 2/3/2002   $.27           Compensation of
                                                                                   employee

April 17, 2000          1,000,000            Exercisable 2/3/2003   $.27           Compensation of
                                                                                   employee

                                                   F-16

Note 10 Income Taxes

As of May 31, 2000, the Company had net operating loss carry forwards of approximately $2,529,800 for federal tax purposes and $15,134,200 for financial reporting purposes which expire during the period from 2000 through 2007. The difference between the tax and financial reporting net operating loss carry forwards results principally from start-up costs which have been expensed for financial reporting purposes and deferred for income tax purposes.

Note 11. Licensing Agreements

The Company had granted an exclusive three-year licensing agreement which expired on July 31, 1986, to distribute and sell the Company's treatment for Herpes simplex virus in Belgium, Italy, Luxembourg, The Netherlands, and the United Kingdom. The licensee was responsible for obtaining the necessary approval of the health organizations of each country, but failed to do so. The company was to receive a 10% royalty based upon net sales, subject to certain minimum royalties. No sales were made under the agreement.

The Company had also granted an exclusive license ending October 9, 1994, to distribute and sell the Company's drug for treatment of viruses, bacteria and fungi in Canada, provided that the licensee assist with the clinical research and obtain the necessary approval of the health organizations of Canada. The Company was to receive a 6% royalty based upon net sales. In February, 1986, the Company notified the licenses that the agreement was terminated.

In March of 2000, the Company entered into a licensing agreement with Immune Network Research of Vancouver, Canada, to market two of Meditech's compounds, MTCH-24(tm) and Viraplex(R) . Upon execution of the licensing agreement, Immune Network Research had paid a total of $125,000 to the Company. It is anticipated that the licensing agreement will provide for continuing royalties to the Company of 4% and 7% of net product sales. Immune Network's license will be worldwide, excluding the United States. Meditech retains all marketing rights in the U.S.

Note 12. Commitments

At May 31, 1985, the Company was a guarantor of a $100,000 line of credit issued to a former co- venturer of Petro-Med and a $50,000 line of credit issued to its chief executive officer. The Company had pledged a portion of a $167,100 certificate of deposit as security for the guarantee of the above lines of credit. The $50,000 line was repaid by the chief executive officer in 1986 and the related portion of the certificate of deposit was released to the Company. On August 30, 1985, the Company's guarantee of the $100,000 line of credit was exercised by the lender. Accordingly, the Company's certificate of deposit in guarantee of the line of credit was liquidated and proceeds in the amount of $100,000 were used to satisfy the obligation. The former co-venturer of Petro-Med agreed to repay this amount to the Company. The note bore interest at 2% over the prime rate per annum and was due upon demand. In February,1986, the Company concluded that the ability of the former co-venturer of Petro-Med to repay the $100,000 to the Company had been significantly impaired. Accordingly the note receivable was written off as of May 31, 1986.

Under a bonus plan, 10% of the Company's annual net pre-tax earnings is to be allocated for bonuses to key personnel. Allocations to key personnel under the plan are based on compensation levels and on discretionary factors determined by the board of directors.

Note 13. Contingencies

Certain developmental and other activities performed directly and indirectly by the Company are subject to the rules and regulations of the U.S. Food and Drug Administration.

The Company could be subjected to claims for personal injuries and property damage resulting from the use of its products. The Company does not presently have product liability insurance.

Note 14.  Common stock option granted to officer

In October, 1985, the stock option for 8,000,000 shares granted by the Company to its chief executive officer was rescinded. Concurrently, the Company sold 8,000,000 shares of its common stock to its chief executive officer in exchange for the settlement of an $8,000 salary obligation and a note in the amount of $1,440,000 from the officer. The Company was to pay a bonus of $1,253,400 to the officer under certain circumstances. In December, 1986, the note was cancelled and the officer received a three-year option to purchase 8,000,000 shares of the Company's common stock for $.01 per share. This option was exercised in March, 1989.

Note 15.  Partially-owned subsidiary

VRT, Inc. (VRT) a Nevada development stage company, was incorporated on January 22, 1987, and since that time has been principally engaged in efforts to secure financing and formulate a research, development and marketing strategy for its products. Principal operations will start if and when FDA licensing or other product approvals are received.

Effective January 26, 1987, VRT entered into a licensing agreement with the Company. The licensing agreement grants VRT exclusive worldwide rights to develop, sell and distribute the company's treatment for certain viral diseases. In return, the company received 50% of the outstanding common stock of VRT.

The term of the license agreement was for ten years, commending on Dec. 1, 1986, and expiring on Nov. 30, 1996, with an extension for an additional seven years, if certain minimum royalties were paid to the company. The license is cancellable at any time by the company if it signs a licensing agreement with a major pharmaceutical company for all or a certain part of the rights granted to VRT. In this event, VRT will be entitled to 20% of all net licensing fees received by the company from such pharmaceutical company for sales of products otherwise subject to the agreement. The agreement also calls for a royalty of 6% of net sales by VRT or its sublicensees for any viral treatments or products covered until this license agreement. VRT must pay certain non-refundable minimum royalty fees commending in 1987 (year 1) as follows: $300,000 in consideration of this agreement and for royalties due in year 1 and $10,000 per year in years 2 through 10. VRT still owes$99,200 to the company of the amounts presently due under this agreement.

VRT has entered into an employment agreement with its chief executive officer, who is also the chairman of the board of the Company. This agreement provides for yearly compensation to be paid monthly as the greater of $12 per year or 2% of VRT's gross income. The term of the agreement is from January 22, 1987 (inception) to December 31, 1987, with automatic one-year extensions unless written non-renewal notice is provided by either party. Termination of the agreement may occur at any time given written consent by either VRT or the chief executive officer. In the event of termination, the chief executive officer is entitled to 24 months of salary, as described above, plus bonuses.

Under a bonus plan, 10% of VRT's annual net pre-tax earnings is to be allocated for bonuses to key personnel, including the chief executive officer. Allocations to key personnel under the plan are based on compensation levels and discretionary factors determined by the board of directors of VRT.

On April 30, 1987, VRT was combined through statutory merger with Viral Research Technologies, Inc. ("Viral"), a Nevada corporation, which became the surviving corporation. Viral issued 15,000,000 shares of its restricted common stock in exchange for 200,000 shares, the total shares outstanding, of VRT, Inc. Viral was an inactive public shell, which at the date of the merger had an accumulated deficit of $5,000. In connection with the combination, there was no step-up in basis to the assets of Meditech Pharmaceuticals, Inc. and subsidiaries in connection with this merger. After the merger, the company owned 36.7% of the surviving corporation.

As Viral is effectively controlled by the Company, its financial statements have been consolidated as of and for the fiscal years ended May 31, 1989, through 2000, resulting in the recognition of minority interest and additional losses to the Company.


                                         SCHEDULE II
                            Amounts receivable from related parties and
                   underwriters, promoters and employees other than related parties

                                                                                     Balance at
                                                                     Reductions    end of Period
-----------------------------------------------------------------------------------------------------
Name of           Period     Balance at     Additions      Amounts    Amounts   Current   Not Current
Debtor                        Beginning                   Collected   Written
                              Of Period                                Off
-----------------------------------------------------------------------------------------------------

Mas
Industries, Inc. 6/1/99 to      $250            -             -       $250        -           -
                   5/31/00

                 6/1/98 to      $250            -             -          -     $250           -
                   5/31/99

                 6/1/97 to      $250            -             -          -     $250           -
                   5/31/98

Skin Control     6/1/99 to      $900            -             -          -     $900           -
Systems, Inc.      5/31/00

                 6/1/98 to      $900            -             -          -     $900           -
                   5/31/99

                 6/1/97 to      $900            -             -          -     $900           -
                   5/31/98

JCR             6/1/99 to       $100           -              -          -     $100           -
Marketing, Inc.   5/31/00

                6/1/98 to       $100             -                 -           $100           -
                  5/31/99

                6/1/97 to       $100             -                 -           $100           -
                  5/31/98



                                                                 F-20

                                   SCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT



Classification                        Balance at    Additions      Retirement
                                     Beginning of                   At Cost
                                       Period
--------------------------------------------------------------------------------

May 31, 2000                           $135,600      $      0      $      0

Year Ended May 31, 1999
Furniture, Fixtures & Equip            $135,600             0             0
Clinic Equipment                              0             0             0
Leasehold Improvements                        0             0             0
                                       --------      --------      --------
                                       $135,600      $      0      $      0

Year Ended May 31, 1998
Furniture, Fixtures & Equip            $135,600      $      0      $      0
Clinic Equipment                              0             0             0
Leasehold Improvements                        0             0             0
                                       --------      --------      --------
                                       $135,600      $      0      $      0


                                                Other Changes    Balance at
                                                 Add (Deduct)   End of Period
--------------------------------------------------------------------------------

May 31, 2000                                       $      0     $135,600

Year Ended May 31, 1999
Furniture, Fixtures & Equip                        $      0     $135,600
Clinic Equipment                                   $      0     $      0
Leasehold Improvements                             $      0     $      0
                                                   --------     --------
                                                   $      0     $135,600

Year Ended May 31, 1998
Furniture, Fixtures & Equip                        $      0     $135,600
Clinic Equipment                                   $      0     $      0
Leasehold Improvements                             $      0     $      0
                                                   --------     --------
                                                   $      0     $135,600

                                   SCHEDULE VI
              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT


                                            Balance at    Additions
Description                                 Beginning     Charged to  Retirement
                                            Of Period   Costs/Expenses
--------------------------------------------------------------------------------


May 31, 2000                                $135,600      $      0      $      0

Year Ended May 31, 1999
Furniture, Fixtures & Equip                 $135,600      $      0      $      0
Clinic Equipment                            $      0      $      0      $      0
Leasehold Improvements                      $      0      $      0      $      0
                                            --------      --------      --------
                                            $135,600      $      0      $      0

Year Ended May 31, 1998
Furniture, Fixtures & Equip                 $135,100      $    500      $      0
Clinic Equipment                            $      0      $      0      $      0
Leasehold Improvements                      $      0      $      0      $      0
                                            --------      --------      --------
                                            $135,100      $    500      $      0


                                              Other Changes      Balance at
                                              Add (Deduct)      End of Period
--------------------------------------------------------------------------------

May 31, 2000                                    $      0         $135,600

Year Ended May 31, 1999
Furniture, Fixtures & Equip                     $      0         $135,600
Clinic Equipment                                $      0         $      0
Leasehold Improvements                          $      0         $      0
                                                --------         --------
                                                $      0         $135,600

Year Ended May 31, 1998
Furniture, Fixtures & Equip                     $      0         $135,600
Clinic Equipment                                $      0         $      0
Leasehold Improvements                          $      0         $      0
                                                --------         --------
                                                $      0         $135,600