Form 10QSB
period 2000-08-31
MEDITECH PHARMACEUTICALS INC
filed 2000-10-16
CIK 717588

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

                                   (Mark One)

                 (X) Quarterly Report Under Section 13 or 15 (D)
                   of the Securities and Exchange Act of 1934

                        For Quarter Ended August 31, 2000

                                       or
   ( ) Transition report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 For the transition period from ______ to _______

                           Commission File No. 0-12561
                         Meditech Pharmaceuticals, Inc.
             (Exact name of Registrant as specified in its charter)


             Nevada                                             95-3819300
        -----------------                                      -----------
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

                                   Yes XX No
                                      ----  ----
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the lasts practicable date.

136,703,432 shares of $.001 par value common stock, as of August 31, 2000

Transactional small business disclosure format (check one): Yes     No X
                                                               ----   ----
This quarterly report on Form 10-QSB (The "Report") may be deemed to contain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 ("The Reform Act".) Forward-looking statements in this report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (The "Commission"), reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED AUGUST 31, 2000 AND 1999




                                    CONTENTS


                                                                            Page

FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets                                   1

     Condensed Consolidated Statements of Operations                         2

     Condensed Consolidated Statements of Cash Flows                         3

     Notes to Consolidated Financial Statements                           4 - 10

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 11 - 12



                                                          MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                          (DEVELOPMENT STAGE COMPANIES)
                                                                  CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                             August 31,        May 31,
                                                                                2000            2000
                                                                             ----------        -------
                                                                            (unaudited)

                                             ASSETS

Current assets
  Cash                                                                     $     80,600     $   114,800
  Prepaid expenses                                                                  600             600
                                                                           ------------     -----------
                            Total current assets                                 81,200         115,400

Fixed assets                                                                      3,400            --
Other assets                                                                     12,100           2,100
                                                                           ------------    ------------
          Total assets                                                     $     96,700    $    117,500
                                                                           ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities
  Accounts payable and accrued expenses                                    $  1,503,600    $  1,502,500
  Accrued compensation                                                        2,787,100       2,787,100
  Advances from affiliates                                                    3,728,000       3,647,300
  Loan payable                                                                   71,000          71,000
  Deferred revenue                                                              100,000         100,000
                                                                           ------------    ------------
                            Total current liabilities                         8,189,700       8,107,900
                                                                           ------------    ------------
Minority interest in consolidated subsidiary                                    191,300         191,300

Commitments and contingencies

Stockholders' deficit
  Preferred stock - $.001 par value, 25,000,000 shares
    authorized, none issued and outstanding
  Common stock - $.001 par value, 400,000,000 shares
    authorized: August 31, 2000, 136,713,432 shares issued;
    May 31, 2000 136,713,432 shares issued                                      136,700         136,700
  Treasury stock, 8,000,000 shares at cost                                         --              --
  Subscriptions receivable                                                      (10,000)        (10,000)
  Additional paid-in capital                                                  7,216,300       7,216,300
  Accumulated deficit                                                       (15,627,300)    (15,524,700)
                                                                           ------------    ------------
                            Total shareholders' equity (deficit)             (8,284,300)     (8,181,700)
                                                                           ------------    ------------
          Total liabilities and stockholders' deficit                      $     96,700    $    117,500
                                                                           =============   =============


               The accompanying notes are an integral part of these financial statements.

                                                   1




                                                           MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                           (DEVELOPMENT STAGE COMPANIES)
                                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS








                                                         Period from      Period from         From
                                                         June 1, 2000     June 1, 1999     May 4, 1982
                                                             to              to         (inception) to
                                                          August 31,       August 31,       August 31,
                                                            2000             1999              2000
                                                        -------------    -------------    -------------
                                                         (Unaudited)      (Unaudited)      (Unaudited)
                                                                           (restated)





Revenue                                                 $        --      $        --      $      25,000
                                                        -------------    -------------    -------------

Operating expenses
    Research and development                                    4,800             --          1,843,100
    General and administrative                                 16,100          183,485       11,572,200
    Aborted stock offering costs                                 --               --            325,400
                                                        -------------    -------------    -------------
          Total operating expenses                             20,900          183,485       13,740,700
                                                        -------------    -------------    -------------
Loss before other income (expense)                            (20,900)        (183,485)     (13,715,700)
                                                        -------------    -------------    -------------
Other income (expense)
    Interest expense                                          (81,700)         (74,700)      (2,615,500)
    Interest income                                              --               --            298,500
    Other income, net                                            --               --             75,600
                                                        -------------    -------------    -------------
          Total other income (expense)                        (81,700)         (74,700)      (2,241,400)
                                                        -------------    -------------    -------------

Loss before minority interest in losses of subsidiary        (102,600)        (258,185)     (15,957,100)

Minority interest in losses of subsidiary                        --               --            329,800
                                                        -------------    -------------    -------------

Net loss                                                $    (102,600)   $    (258,185)   $ (15,627,300)
                                                        =============    =============    =============

Basic and diluted loss per share                        $      (0.001)   $      (0.002)   $       (0.16)
                                                        =============    =============    =============

Weighted-average shares outstanding                       136,713,432      123,816,925       99,202,643
                                                        =============    =============    =============


            The accompanying notes are an integral part of these financial statements.




                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Period from    Period from         From
                                                        June 1, 2000   June 1, 1999    May 4, 1982
                                                            to             to        (inception) to
                                                         August 31,     August 31,      August 31,
                                                            2000           1999            2000
                                                       -------------  -------------   -------------
                                                        (Unaudited)    (Unaudited)     (Unaudited)
                                                                        (restated)

Cash flows from operating activities
  Net loss                                            $   (102,600)   $   (258,185)   $(15,627,300)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
     Depreciation and amortization                            --              --           135,600
     Warrants and options issued to employees
       and vendors                                            --           121,685         775,100
     Minority interest in loss of subsidiary                  --              --          (329,800)
     Stock issued to employees and vendors                    --              --         1,267,300
     Accrued interest on advances from affiliates           81,700          74,700       2,615,500
Increase in
   Prepaid expenses                                           --              --              (600)
   Other assets                                            (10,000)           --           (12,100)
Increase in
   Accounts payable and accrued expenses                     1,100          11,000       1,503,600
   Accrued compensation                                       --            50,800       2,787,100
   Advances from affiliates                                 (1,000)           --            (1,000)
   Deferred revenue                                           --              --           100,000
                                                      ------------    ------------    ------------
Net cash provided by (used in) operating activities        (30,800)              0      (6,786,600)
                                                      ------------    ------------    ------------

Cash flows from investing activities
   Purchase of furniture and equipment                      (3,400)           --          (139,000)
                                                      ------------    ------------    ------------
Net cash used in investing activities                       (3,400)           --          (139,000)
                                                      ------------    ------------    ------------
Cash flows from financing activities
   Proceeds from advances from affiliates, net                --              --         2,250,800
   Proceeds from loan payable                                 --              --            71,000
   Proceeds from sale of stock, net                           --              --         4,684,400
                                                      ------------    ------------    ------------
Net cash provided by financing activities                        0               0       7,006,200
                                                      ------------    ------------    ------------
Net increase (decrease) in cash                            (34,200)           --            80,600
Cash, beginning of period                                  114,800            --              --
                                                      ------------    ------------    ------------
Cash, end of period                                   $     80,600    $          0    $     80,600
                                                      ============    ============    ============

Supplemental disclosures of cash flow information

     Interest paid                                    $       --      $       --      $       --
                                                      ------------    ------------    ------------
     Income taxes paid                                $       --      $       --      $       --
                                                      ------------    ------------    ------------


          The accompanying notes are an integral part of these financial statements.



                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2000

================================================================================


NOTE 1 - DESCRIPTION OF BUSINESS

     Meditech Pharmaceuticals, Inc. ("Meditech") is a drug development company, which is focused in the areas of research, development, and marketing in the biomedical industry, with an emphasis on anti-infective drugs. Meditech was incorporated in Nevada on March 21, 1983 and completed its initial public offering in August 1983. Since then, it has been engaged in research and development activities associated with bringing its products to market.


NOTE 2 - RESTATEMENTS

     Stock and Options Issued to Employees and Consultants
     -----------------------------------------------------

     During the quarter ended August 31, 1999, the Company incorrectly recorded the fair market value of its shares and stock options issued to employees and consultants. These changes have been corrected to reflect the appropriate values. Total adjustments and their relative impact on the Company's net loss are as follows:

                                                Adjustment
                                              for Corrected
                                                 Values
                                Net Loss,     Attributed to
       Quarter Ending        as Previously     Stock-Based         Net Loss,
           Aug. 31,             Reported      Compensations        Corrected
       --------------        -------------    --------------    --------------
           1999              $  (136,500)     $     (121,685)   $    (258,185)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The unaudited condensed consolidated financial statements have been prepared by Meditech Pharmaceuticals, Inc. and subsidiary, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended Aug. 31, 2000 are not necessarily indicative of the results to be expected for the full year ending May 31, 2001.

     Going Concern Issues
     --------------------

     The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2000

================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of Meditech and its 37% owned and controlled subsidiary Viral Research Technologies, Inc. ("Viral") (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

     Development Stage Enterprise
     ----------------------------
     The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     Estimates
     ---------
     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue
     -------
     Revenue represents license fees that are recognized when earned over the period of the applicable license agreement.

     Impairment of Long-Lived Assets
     -------------------------------
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. To date, no impairment has occurred.

     Income Taxes
     ------------
     The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2000

================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Loss per Share
     --------------

     The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended Aug. 31, 2000 and 1999, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

     Reclassifications
     -----------------
     Certain reclassifications have been made to the Aug. 31, 1999 financial statements to conform with the Company's current presentation.

     Comprehensive Income
     --------------------
     For the year ended May 31, 2000, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

     Recently Issued Accounting Pronouncements
     -----------------------------------------
     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

     In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2000

================================================================================


NOTE 4 - COMMITMENTS AND CONTINGENCIES

     Leases
     ------
     Currently, the Company uses its operating facilities, which are provided by its Chief Executive Officer, without a lease and without payment. There is no guarantee the officer will be willing to provide these facilities in the future.

     Employment Agreements
     ---------------------
     The Company entered into an employment agreement dated as of February 3, 2000 with its Chief Executive Officer, contingent upon completion of the offering discussed in Note 6. The agreement is for a three-year term and provides for a base salary of $150,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreement provides for a severance payment including the unearned salary for the remainder of the contract plus any prorated earned bonuses in the event of termination without cause or upon change of control. Additionally, the agreement grants options to purchase 15,950,000 shares of common stock exercisable at various prices and vesting over the course of his employment agreement.

     The Company entered into an employment agreement dated as of February 3, 2000 with its Chief Financial Officer, contingent upon completion of the offering discussed in Note 6. The agreement is for a three-year term providing for a base salary of $120,000 per annum for the first year and not less than $120,000 per annum during the second and third years of the agreement. In addition, the officer will be granted a total of 13,950,000 warrants exercisable at various prices and vesting over the course of the agreement. The agreement provides for a severance payment including the remainder of the base salary due under the agreement if the officer is discharged without cause or if the officer is terminated within 12 months of a change of control of the Company. The severance payment will be equal to 12 months of the current salary.

     Litigation
     ----------
     The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that these matters will have a material adverse effect on the Company's consolidated position or results of operations.

     License Agreement
     -----------------
     On February 3, 2000, the Company received $25,000 from Immune Network Research, Ltd. ("INR"), a Canadian pharmaceutical development company under a letter of intent. The payment was made for a one-year irrevocable option granting the right to negotiate for an exclusive license for pharmaceutical applications worldwide outside of the United States. The Company then received an additional $100,000 from INR in anticipation of a definitive agreement. Under the terms of the letter, if an agreement is reached, the Company will issue an option to INR for up to 10,000,000 shares of common stock, under terms still in negotiation. In return, the Company will receive royalties equal to 7% of net sales for all MTCH-24(TM) products sold and 4% of net sales for all Viraplex(R) products sold by INR.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2000

================================================================================


NOTE 5 -  STOCK PURCHASE WARRANTS ISSUED TO UNDERWRITERS

     On May 16, 2000, the Company issued warrants to purchase 7,000,000 shares of common stock as a condition of entering into the investment agreement described in Note 6. The warrants are exercisable immediately at $0.03 per share and expire in 10 years. The warrants are valued at $2,380,000 and represent offering costs. When the transaction closes, it will be reflected as a reduction in the net proceeds from the offering, or, if the transaction is aborted, will be charged to operations.

NOTE 6 - INVESTMENT AGREEMENT

     On June 30, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz"). The investment agreement entitles the Company to issue and sell common stock to Swartz in the form of put rights for up to an aggregate of $30,000,000 from time to time during a three-year period beginning on the date of an effective registration statement.

     Under the agreement, in order to invoke a put right, the Company must have an effective registration statement on file with the Securities and Exchange Commission and provide Swartz with at least 10 but not more than 20 business days advance notice of the date on which the Company intends to exercise a put right and must indicate the number of shares of common stock the Company intends to sell to Swartz. The Company may also designate a maximum dollar amount of common stock (not to exceed $2,000,000), which the Company will sell to Swartz during the put and/or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of shares of common stock sold to Swartz in a put may not exceed the lesser of (i) 1,500,000 shares; (ii) 15% of the aggregate daily reported trading volume of the Company's common shares, excluding certain block trades, during the 20 business days after the date of a put notice, with certain restrictions; (iii) 15% of the aggregate daily reported trading volume of common shares during the 20 business days before the put date, excluding certain block trades; or (iv) a number of shares that, when added to the number of shares acquired by Swartz under the investment agreement during the 31 days preceding the put date, would exceed 9.99% of the total number of shares of common stock outstanding.

     For each common share, Swartz will pay the Company the lesser of (i) the market price for such put, minus $0.075 or (ii) 91% of the market price for the put. This may be construed as a below-market issuance of securities and could result in significant charges to the Company's earnings.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2000

================================================================================

NOTE 6 - INVESTMENT AGREEMENT (Continued)

     Additionally, within five business days after the end of each pricing period, the Company is required to issue and deliver to Swartz a warrant to purchase a number of shares of common stock equal to 10% of the common shares issued to Swartz in the applicable put. Each warrant will be exercisable at a price which will initially equal 110% of the market price for the applicable put. The warrants will have semi-annual reset provisions. Each warrant will be immediately exercisable and have a term beginning on the date of issuance and ending five years thereafter.

     Further, under the provisions of the agreement, during the term of the investment agreement and for a period of one-year thereafter, the Company is prohibited from engaging in certain financing transactions involving the Company's equity securities.


NOTE 7 - INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following:

                  Deferred tax assets
                      Reserve for finance charges                 $    400,000
                      Accrued compensation                           1,100,000
                      Interest on related party advances             1,042,700
                  Operating losses                                   1,637,400
                  Valuation allowance                               (4,180,100)
                                                                  ------------

                           Net deferred tax asset                 $       --
                                                                  ============

     The federal operating loss carryforwards at August 31, 2000 were approximately $4,627,600.


NOTE 8 - RELATED PARTY TRANSACTIONS

     Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At August 31, 2000 and 1999, the Company maintained short-term advances from affiliates of $3,685,500 and $3,369,500, respectively. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Interest expense on the advances was $81,700 and $74,700 for the three months ended August 31, 2000 and 1999, respectively.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 August 31, 2000

================================================================================


NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

     At August 31, 2000, the Company maintained unsecured advances from stockholders in the amount of $42,500. The advances are unsecured, non-interest-bearing, and are payable on demand.

     Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At August 31, 2000, the aggregate amount of accrued compensation was $2,787,100.

     The Company has entered into certain employment agreements with its officers and stockholders (see Note 5).

     The Company maintains its primary place of business in facilities owned by the chief executive officer (see Note 4).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

     We are a drug development company, founded in 1982, focused in the areas of research, development, and marketing in the biomedical industry, with an emphasis on anti-infective drugs. The Company has completed various stages of planning and developing products containing its proprietary drugs Viraplex (R) and MTCH-24(TM).

     Our development activities since inception (May 4, 1982) have included efforts to secure financing, create a management and business structure, and develop and test Viraplex (R) and MTCH-24(TM) for release as both OTC and ethical products. These activities have produced very little in operating revenues.

     Since we became a public company, our operations have related primarily to securing our patents, initiating and continuing clinical tests, recruiting personnel and raising capital. Through August 31, 2000, we have derived our revenues from the sale of a license option to Immune Network Research, Inc. to develop and market our patented products. Both companies are currently negotiating the terms of the license


Results of Operations

     There were no new revenues during the period from June 1, 2000 through August 31, 2000. The consolidated August 31, 2000 financial statements included a net loss of $102,600 (down from losses of $258,185 at August 31, 1999) , which were primarily due to the elimination of officer salary accruals in the quarter ended August 31, 2000 and to the increase in legal costs of the proposed SB-2 offering through Swartz Equity Partners LLC.


Sources of Revenues and Revenue Recognition

     Revenues consist entirely of fees from a licensing agreement with Immune Network Research, Ltd. ("IMM") of Vancouver, British Columbia, for the development and marketing of several applications of MTCH-24(TM) and Viraplex
(R). The Company received $25,000 for the license agreement and $100,000 for deferred revenues through August 31, 2000.

     We recognize revenues from license in the year it was granted. The initial license has a one-year life, eliminating the need to amortize option revenue over multiple years.

Revenue and expenses for 2000 and 1999

     Our expenses include research and development and general and administrative. Research and development consists of laboratory expenses, consulting expenses, test expenses, clinical and research salaries, and other costs associated with the development of products not yet being marketed. General and administrative expenses include the salaries and benefits costs of management and other non-manufacturing employees, sales and marketing expenses, rent, accounting, legal and operational costs. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter.

Revenues.         There were no revenues for the quarter ended August 31, 2000.

Research and Development Costs. Direct research and development cost for the quarter ending August 31, 2000 were $4,800, consisting of the costs of additional clinical trials on the products.

General and Administrative Expenses. Direct costs were $16,100 as of August 31,2000, consisting primarily of transfer agent costs and filing fees (approximately $2,800), computers (approximately $1,100) product samples ($1,650) and promotional expenses (approximately $5,300). None of the corporate officers was paid salaries for the quarter ended August 31, 2000. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

Additionally, there was an interest expense of $81,700 during the quarter. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Liquidity and Capital Resources

     Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

     Our cash and cash equivalents remained $0 at August 31, 2000. Cash was not augmented by net proceeds from financing activities in either year.

     On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that this registration statement is declared effective. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. The agreement is for a three-year period ending June 30, 2003. Any time that the shares are putted, the discount between the put price to Swartz and the trading price will result in a selling discount for the Swartz shares which will be part of our operating expenses in the income statement.

     We have incurred recurring operating losses and positive cash flows from operating activities and have negative working capital. We believe that our available equity financing arrangement with Swartz will be sufficient to meet our working capital and capital expenditure requirements for at least the next two years. However, there can be no assurance that we will receive financing from Swartz, that we will not require additional financing within this time frame or that such additional financing, if needed, will be available on terms acceptable to us, if at all.

     Should the Swartz financing fail to close, we will lack the capital necessary to meet operational requirements and achieve our business plan. In addition, the shareholders will suffer dilution from the 7 million warrants which have been granted to Swartz prior to the proposed offering. The warrants are valued at $2,380,000 and represent offering costs. If the transaction is aborted, these costs will be charged to operations.

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

                          Item 2 - Change in securities
                                 Not applicable

                    Item 3 - Defaults upon senior securities
                                 Not applicable

          Item 4 - Submission of matters to a vote of security holders
                                 Not applicable

                           Item 5 - Other information
                                 Not applicable

                    Item 6 - Exhibits and reports on Form 8-K
                             Form 8-K filed 7/5/2000




Item 6  Exhibits and reports on Form 8-K

        Form 8-K filed 7/5/2000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    Form 8-K
                                     CURRENT


          Pursuant to Section 13 of the Securities Exchange Act of 1934


                Date of Report (Date of earliest event reported):
                                June 30, 2000



                         Meditech Pharmaceuticals, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



         NEVADA                      000-12561                    95-3819300
---------------------------         -----------              ------------------
(State or other jurisdiction of     (Commission                (IRS employer
incorporation or organization)       File No.)               Identification no.)



             PMB 382, 10105 E. Via Linda, #103, Scottsdale, AZ 85258
     -----------------------------------------------------------------------
              (Address of principal executive offices and zip code)



                                 (480) 614-2874
                               ------------------
                         (Registrant's telephone number)

Item 5.  Other Events
         ------------

Attached hereto as Exhibit 00.2 is a copy of Meditech Pharmaceutical, Inc.'s press release dated July 6, 2000 titled "Meditech Pharmaceuticals, Inc. Secures $30 Million Funding Commitment".

The agreement contains confidentiality provisions designed to safeguard the confidential information to be shared by the parties under the agreement.


ITEM 7. FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.
        -------------------------------------------------------------------

     (c) Exhibits

 EXHIBIT
 NUMBER        DESCRIPTION
 ------        -----------
  99.1 Meditech Pharmaceutical, Inc.'s press release dated July 6, 2000 titled "Meditech Pharmaceuticals, Inc. secures $30 Million Funding Commitment:.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Meditech Pharmaceuticals, Inc.
                                    (Registrant)

                                    By: /s/   Gerald N. Kern
                                    -------------------------
                                    Gerald N. Kern
                                    Chief Executive Officer
                                    Date: July 5, 2000

                                 PRESS RELEASE


      Meditech Pharmaceuticals, Inc. Secures $30 Million Funding Commitment

SCOTTSDALE, AZ, July 6, 2000 -- Meditech Pharmaceuticals, Inc. (MDCH-OTC BB), an Arizona based drug researcher, manufacturer and marketer, announced today that it has secured a $30 million agreement from an institutional investor. Meditech CEO Gerald Kern states "We are extremely pleased to have entered into this financial arrangement with this institutional investor. The availability of this financing of up to $30,000,000, if and when completed, will allow us to move forward rapidly in accomplishing the steps necessary for marketing our products in the US and abroad."

The financial agreement calls for a private equity line for the purchase of common stock, subject to registration and certain other conditions, and limited to a percentage of dollar trading volume. Based upon the availability of these funds, the new capital will be used for completing final tests on Meditech's OTC drug Zorex, for inventory, marketing, sales expenses and general operating expenses. This will enable Meditech to compete with other companies in the OTC and ethical drug markets and to further develop its line of OTC, ethical and agricultural products .

Meditech has been involved in the research and development of OTC and ethical pharmaceuticals since 1983. The Company is entered into a research and licensing joint venture with Immune Network Research, Ltd. (CDNX:IMM) of Vancouver, Canada earlier this year. Laboratory tests conducted under the direction of IMM have shown promising results. The Company is also sponsoring agricultural tests of another of its products for use against a variety of organisms which affect agricultural crops and products.

Meditech Pharmaceuticals, Inc. is a Nevada Corporation based in Scottsdale, Arizona. Meditech trades on the OTC-BB with the symbol MDCH.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this release that are not historical facts are forward-looking statements subject to risks and uncertainties which could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in detail in the Company's Securities and Exchange Commission filings.

Media Contact:

Steven Kern, Chief Operating Officer
Meditech Pharmaceuticals, Inc.
PMB 382, 10105 E. Via Linda #103, Scottsdale, AZ 85258
Tel: (480) 614-2874
Fax: (480) 614-0560
Internet: http://www.mdch.net
E-mail: contact@mdch.net

                                  Signature(s)







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Meditech Pharmaceuticals, Inc.
                                                     (Registrant)

  Dated October 12, 2000                    By:  /s/  Cynthia S. Kern
                                            ------------------------------------
                                                      Cynthia S. Kern, President
                                                      and Acting Chief Financial
                                                      Officer