Form 10QSB/A
period 2000-08-31
MEDITECH PHARMACEUTICALS INC
filed 2001-01-16
CIK 717588

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                               Amendment No. 1 to
                                  Form 10-QSB/A

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                     AUGUST 31, 2000 (UNAUDITED)
================================================================================

                                                                          Page
RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Restated Condensed Consolidated Balance Sheets                       1 - 2

     Restated Condensed Consolidated Statements of Operations               3

     Restated Condensed Consolidated Statements of Cash Flows             4 - 5

     Notes to Restated Condensed Consolidated Financial Statements        6 - 12

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                  RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
                                    MAY 31, 2000 AND AUGUST 31, 2000 (UNAUDITED)
================================================================================


                                     ASSETS

                                                       August 31,       May 31,
                                                          2000           2000
                                                       ---------       ---------
                                                      (restated)
                                                      (unaudited)
CURRENT ASSETS
     Cash                                              $ 80,600        $114,800
     Prepaid expenses                                       600             600
                                                       ---------       ---------

         Total current assets                            81,200         115,400

OTHER ASSETS                                             15,500           2,100
                                                       ---------       ---------

                  TOTAL ASSETS                         $ 96,700        $117,500
                                                       =========       =========


   The accompanying notes are an integral part of these financial statements.


                                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                  (DEVELOPMENT STAGE COMPANIES)
                                                 RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   MAY 31, 2000 AND AUGUST 31, 2000 (UNAUDITED)
===============================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                  August 31,         May 31,
                                                                     2000             2000
                                                                 -------------    -------------
                                                                  (restated)
                                                                  (unaudited)
CURRENT LIABILITIES
     Accounts payable and accrued expenses                       $  1,503,600     $  1,502,500
     Accrued compensation                                           2,787,100        2,787,100
     Advances from affiliates                                       3,684,500        3,603,800
     Advances from stockholders                                        43,500           43,500
     Loan payable                                                      71,000           71,000
     Deferred revenue                                                 100,000          100,000
                                                                 -------------    -------------

         Total current liabilities                                  8,189,700        8,107,900
                                                                 -------------    -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                          191,300          191,300
                                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         25,000,000 shares authorized
         0 (unaudited) and 0 issued and outstanding                         -                -
     Common stock, $0.001 par value
         400,000,000 shares authorized
         136,713,432 (unaudited) and 136,713,432 shares
              issued and outstanding                                  136,700          136,700
     Subscriptions receivable                                         (10,000)         (10,000)
     Additional paid-in capital                                     7,834,550        7,743,200
     Accumulated deficit                                          (16,245,550)     (16,051,600)
                                                                 -------------    -------------

         Total stockholders' deficit                               (8,284,300)      (8,181,700)
                                                                 -------------    -------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $     96,700     $    117,500
                                                                 =============    =============

   The accompanying notes are an integral part of these financial statements.

                                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                   (DEVELOPMENT STAGE COMPANIES)
                                        RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999 (UNAUDITED) AND
                      FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO AUGUST 31, 2000 (UNAUDITED)
================================================================================================
                                                                                     For the
                                                                                  Period from
                                                                                     May 4,
                                                 For the Three Months Ended           1982
                                                          August 31,              (Inception) to
                                              --------------------------------      August 31,
                                                   2000              1999             2000
                                              --------------    --------------    --------------
                                                (restated)        (restated)       (restated)
                                               (unaudited)        (unaudited)      (unaudited)
REVENUE                                       $           -     $           -     $      25,000
                                              --------------    --------------    --------------

OPERATING EXPENSES
   Research and development                           4,800                 -         1,843,100
   General and administrative                       107,450           183,485        12,190,450
   Aborted stock offering costs                           -                 -           325,400
                                              -------------     -------------     -------------

     Total operating expenses                       112,250           183,485        14,358,950
                                              --------------    --------------    --------------

LOSS BEFORE OTHER INCOME (EXPENSE)                 (112,250)         (183,485)      (14,333,950)
                                              --------------    --------------    --------------

OTHER INCOME (EXPENSE)
   Interest expense                                 (81,700)          (74,700)       (2,615,500)
   Interest income                                        -                 -           298,500
   Other income, net                                      -                 -            75,600
                                              --------------    --------------    --------------

     Total other income (expense)                   (81,700)          (74,700)       (2,241,400)
                                              --------------    --------------    --------------

LOSS BEFORE MINORITY INTEREST IN LOSSES OF
   SUBSIDIARY                                      (193,950)         (258,185)      (16,575,350)

MINORITY INTEREST IN LOSSES OF SUBSIDIARY                 -                 -           329,800
                                              --------------    --------------    --------------

NET LOSS                                      $    (193,950)    $    (258,185)    $ (16,245,550)
                                              ==============    ==============    ==============

BASIC AND DILUTED LOSS PER SHARE              $      (0.001)    $      (0.002)    $       (0.16)
                                              ==============    ==============    ==============

WEIGHTED-AVERAGE SHARES OUTSTANDING             136,713,432       123,816,925        99,202,643
                                              ==============    ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                                                         MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                         (DEVELOPMENT STAGE COMPANIES)
                                              RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999 (UNAUDITED) AND
                            FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO AUGUST 31, 2000 (UNAUDITED)
======================================================================================================
                                                                                            For the
                                                                                         Period from
                                                                                             May 4,
                                                          For the Three Months Ended          1982
                                                                 August 31,              (Inception) to
                                                       ------------------------------      August 31,
                                                           2000              1999             2000
                                                       -------------    -------------    -------------
                                                         (restated)      (restated)       (restated)
                                                         (unaudited)     (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $   (193,950)    $   (258,185)    $(16,245,550)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                              -                -          135,600
       Warrants and options issued to employees and
         vendors                                                  -          121,685          775,100
       Minority interest in losses of subsidiary                  -                -         (329,800)
       Stock issued to employees and vendors                      -                -        1,667,300
       Accrued interest on advances from affiliates          81,700           74,700        2,615,500
       Contributed services                                  91,350                -          218,250
   Increase in
     Prepaid expenses                                             -                -             (600)
     Other assets                                           (10,000)               -          (12,100)
   Increase (decrease) in
     Accounts payable and accrued expenses                    1,100           11,000        1,503,600
     Accrued compensation                                         -           50,800        2,787,100
     Deferred revenue                                             -                -          100,000
                                                       -------------    -------------    -------------

Net cash used in operating activities                       (29,800)               -       (6,785,600)
                                                       -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                       (3,400)               -         (139,000)
                                                       -------------    -------------    -------------

Net cash used in investing activities                        (3,400)               -         (139,000)
                                                       -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances from affiliates, net               (1,000)               -        2,249,800
   Proceeds from loan payable                                     -                -           71,000
   Proceeds from sale of stock, net                               -                -        4,684,400
                                                       -------------    -------------    -------------

Net cash provided by financing activities                    (1,000)               -        7,005,200
                                                       -------------    -------------    -------------

   The accompanying notes are an integral part of these financial statements.

                                                         MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                         (DEVELOPMENT STAGE COMPANIES)
                                              RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999 (UNAUDITED) AND
                            FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO AUGUST 31, 2000 (UNAUDITED)
======================================================================================================
                                                                                            For the
                                                                                         Period from
                                                                                             May 4,
                                                          For the Three Months Ended          1982
                                                                 August 31,              (Inception) to
                                                       ------------------------------      August 31,
                                                           2000              1999             2000
                                                       -------------    -------------    -------------
                                                         (restated)      (restated)       (restated)
                                                         (unaudited)     (unaudited)      (unaudited)
Net decrease in cash                                   $    (34,200)    $          -     $     80,600

CASH, BEGINNING OF PERIOD                                   114,800                -                -
                                                       -------------    -------------    -------------

CASH, END OF PERIOD                                    $     80,600     $          -     $      80,600
                                                       =============    =============    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                       $          -     $          -     $           -
                                                       =============    =============    ==============

   INCOME TAXES PAID                                   $          -     $          -     $           -
                                                       =============    =============    ==============



   The accompanying notes are an integral part of these financial statements.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 2000 AND AUGUST 31, 2000 (UNAUDITED)
================================================================================


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


NOTE 2 - RESTATEMENTS

         Contributed Services
         --------------------
         The Company has restated its August 31, 2000 financial statements to include expenses in the amount of $91,350 related to services contributed by certain officers (see Note 7).

         Stock and Options Issued to Employees and Consultants
         -----------------------------------------------------
         During the three months ended August 31, 2000 and 1999, the Company incorrectly recorded the fair market value of its shares and stock options issued to employees and consultants. These changes have been corrected to reflect the appropriate values.

         Total adjustments and their relative impact on the Company's net loss are as follows:

                                                           Adjustment
                                           Fair Market   for Corrected
                                            Value of        Values
             Three           Net Loss,      Services     Attributed to
         Months Ending    as Previously     Provided      Stock-Based       Net Loss,
           August 31,        Reported      by Officers    Compensation     as Corrected
           ----------        --------      -----------    ------------     ------------
             2000         $  (102,600)     $  (91,350)    $         -      $  (193,950)
             1999         $  (136,500)     $        -     $  (121,685)     $  (258,185)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Meditech and its 37% owned and controlled subsidiary Viral Research Technologies, Inc. ("Viral") (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 2000 AND AUGUST 31, 2000 (UNAUDITED)
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Basis of Presentation
         ---------------------
         The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year ending May 31, 2001.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 2000 AND AUGUST 31, 2000 (UNAUDITED)
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended August 31, 2000 and 1999, the Company incurred net losses; therefore, basic and diluted loss per share are the same.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         Currently, the Company uses its operating facilities, which are provided by its Chief Executive Officer, without a lease. There is no guarantee the officer will be willing to provide these facilities in the future (see Note 7).

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 2000 AND AUGUST 31, 2000 (UNAUDITED)
================================================================================


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Employment Agreements
         ---------------------
         The Company entered into an employment agreement dated as of February 3, 2000 with its Chief Executive Officer, contingent upon completion of the offering discussed in Note 7. The agreement is for a three-year term and provides for a base salary of $150,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreement provides for a severance payment including the unearned salary for the remainder of the contract plus any prorated earned bonuses in the event of termination without cause or upon change of control. Additionally, the agreement grants options to purchase 15,950,000 shares of common stock exercisable at various prices and vesting over the course of his employment agreement.

         The Company entered into an employment agreement dated as of February 3, 2000 with its Chief Financial Officer, contingent upon completion of the offering discussed in Note 5. The agreement is for a three-year term providing for a base salary of $120,000 per annum for the first year and not less than $120,000 per annum during the second and third years of the agreement. In addition, the officer will be granted a total of 13,950,000 warrants exercisable at various prices and vesting over the course of the agreement. The agreement provides for a severance payment including the remainder of the base salary due under the agreement if the officer is discharged without cause or if the officer is terminated within 12 months of a change of control of the Company. The severance payment will be equal to 12 months of the current salary.

         Litigation
         ----------
         The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that these matters will have a material adverse effect on the Company's consolidated position or results of operations.

         License Agreement
         -----------------
         On February 3, 2000, the Company received $25,000 from Immune Network Research, Ltd. ("INR"), a Canadian pharmaceutical development company, under a letter of intent. The payment was made for a one-year irrevocable option granting the right to negotiate for an exclusive license for pharmaceutical applications worldwide outside of the United States. The Company then received an additional $100,000 from INR in anticipation of a definitive agreement. This amount has been recorded as deferred revenue until such a time as the agreement is executed. Under the terms of the letter, the Company issued a one-year option to INR for 10,000,000 shares of common stock, immediately exercisable at $0.03 per share. In return, the Company will receive royalties equal to 7% of net sales for all MTCH-24(TM) products sold and 4% of net sales for all Viraplex(R) products sold by INR. During the second quarter of 2000, the agreement was executed. The option was valued at $400,000, using the Black-Scholes option-pricing model, which has been recorded as an operating expense on the date granted.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 2000 AND AUGUST 31, 2000 (UNAUDITED)
================================================================================


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         License Agreement (Continued)
         -----------------
         During the three months ended August 31, 2000, INR exercised options to purchase 3,333,333 shares of common stock and paid $100,000 to the Company.


NOTE 5 - INVESTMENT AGREEMENT

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 2000 AND AUGUST 31, 2000 (UNAUDITED)
================================================================================


NOTE 5 - INVESTMENT AGREEMENT (CONTINUED)

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

         Further, under the provisions of the agreement, during the term of the investment agreement and for a period of one year thereafter, the Company is prohibited from engaging in certain financing transactions involving the Company's equity securities.


NOTE 6 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following:

                                                            August 31,        May 31,
                                                              2000             2000
                                                         -------------    -------------
                                                          (unaudited)
            Deferred tax assets
                Reserve for finance charges              $    400,000     $    400,000
                Accrued compensation                        1,100,000        1,100,000
                Interest on related party advances          1,042,700        1,010,000
            Operating losses                                1,637,400        1,629,000
            Valuation allowance                            (4,180,100)      (4,139,000)
                                                         -------------    -------------

                     NET DEFERRED TAX ASSET              $          -     $          -
                                                         =============    =============

         The federal operating loss carryforwards at August 31, 2000 were approximately $4,627,600 (unaudited).


NOTE 7 - RELATED PARTY TRANSACTIONS

         Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At May 31, 2000 and 1999 and August 31, 2000, the Company maintained short-term advances from affiliates of $3,603,800, $3,294,700, and $3,685,500
         (unaudited), respectively. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Interest expense on the advances was $309,000 and $283,000 for the years ended May 31, 2000 and 1999, respectively.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 2000 AND AUGUST 31, 2000 (UNAUDITED)
================================================================================


NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

         At May 31, 2000 and August 31, 2000, the Company maintained unsecured advances from stockholders in the amount of $43,500 and $42,500 (unaudited). The advances are unsecured, non-interest-bearing, and are payable on demand.

         Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At May 31, 2000, the aggregate amount of accrued compensation was $2,787,100.

         The Company has entered into certain employment agreements with its officers and stockholders (see Note 5).

         The Company maintains its primary place of business in facilities owned by the Chief Executive Officer (see Note 5). In addition, the Company has not paid or accrued compensation to certain of its officers for the three months ended August 31, 2000. Related to these services, the Company has recorded expenses in the amount of $91,350 (unaudited) for the three months ended August 31, 2000, which have been reflected as an increase in additional paid-in capital.

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

REVENUES. There were no revenues during the fiscal quarter ended August 31, 2000 (the "2000 Period") nor were there any revenues for the fiscal quarter ended August 31, 1999 (the "1999 Period").

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

RESEARCH AND DEVELOPMENT COSTS. Direct research and development cost for the 2000 period were $4,800, consisting of the costs of additional clinical trials on the products. There were no research and development costs for the 1999 period.

GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $107,450 for the 2000 Period, as compared with $183,485 for the 1999 Period. The decrease was primarily due to the decrease in stock-based compensation expense in the 2000 Period as compared to the 1999 Period. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

INTEREST EXPENSE. Interest expense was $81,700 for the 2000 Period as compared to $74,700 for the 1999 Period. This increase was due to the additional debt incurred in the 2000 Period. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

NET LOSS. Net loss was $193,950 in the 2000 Period compared to $258,185 in the 1999 Period. The decrease in net loss was due to a decrease in stock-based compensation in the 2000 Period.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

         Our cash and cash equivalents were $80,600 at August 31, 2000 (up from $0 at August31, 1999). Cash was augmented at August 31, 2000 by net proceeds from financing activities in fiscal year 2000.

         Net cash used in operations in the 2000 Period was $29,800 compared to $0 in the 1999 Period.

         Net cash used in investing activities in the 2000 Period was $3,400 compared to $0 in the 1999 Period.

         Net cash used by financing activities in the 2000 Period was $1,000 compared to $0 in the 1999 Period.

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