Form 10QSB
period 2000-11-30
MEDITECH PHARMACEUTICALS INC
filed 2001-01-16
CIK 717588

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

                                   (Mark One)

                 (X) Quarterly Report Under Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                       For Quarter Ended November 30, 2000

                                       or
             ( ) Transition report under Section 13 or 15(d) of the
               Securities Exchange Act of 1934 For the transition
                        period from ______ to _______

                           Commission File No. 0-12561
                         Meditech Pharmaceuticals, Inc.
             (Exact name of Registrant as specified in its charter)


             Nevada                                               95-819300
         ----------------                                        ----------
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

140,036,765 shares of $.001 par value common stock, as of November 30, 2000

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                   NOVEMBER 30, 2000 (UNAUDITED)
================================================================================

                                                                          Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets                                1 - 2

     Condensed Consolidated Statements of Operations                      3 - 4

     Condensed Consolidated Statements of Cash Flows                      5 - 6

     Notes to Condensed Consolidated Financial Statements                 7 - 13

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                  MAY 31, 2000 AND NOVEMBER 30, 2000 (UNAUDITED)
================================================================================


                                     ASSETS

                                                     November 30,      May 31,
                                                         2000           2000
                                                     ------------   ------------
                                                      (unaudited)
CURRENT ASSETS
     Cash                                            $   111,800    $   114,800
     Prepaid expenses                                        600            600
                                                     ------------   ------------

         Total current assets                            112,400        115,400

OTHER ASSETS                                              26,000          2,100
                                                     ------------   ------------

                      TOTAL ASSETS                   $   138,400    $   117,500
                                                     ============   ============


   The accompanying notes are an integral part of these financial statements.


                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     MAY 31, 2000 AND NOVEMBER 30, 2000 (UNAUDITED)
===================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                     November 30,        May 31,
                                                                         2000              2000
                                                                     -------------    -------------
                                                                      (unaudited)
CURRENT LIABILITIES
     Accounts payable and accrued expenses                           $  1,498,500     $  1,502,500
     Accrued compensation                                               2,787,100        2,787,100
     Advances from affiliates                                           3,769,100        3,603,800
     Advances from stockholders                                            42,500           43,500
     Loan payable                                                          71,000           71,000
     Deferred revenue                                                     100,000          100,000
                                                                     -------------    -------------

         Total current liabilities                                      8,268,200        8,107,900
                                                                     -------------    -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                              191,300          191,300
                                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         25,000,000 shares authorized
         0 (unaudited) and 0 issued and outstanding                             -                -
     Common stock, $0.001 par value
         400,000,000 shares authorized
         140,046,765 (unaudited) and 136,713,432 shares
              issued and outstanding                                      140,033          136,700
     Subscriptions receivable                                             (10,000)         (10,000)
     Additional paid-in capital                                         8,022,567        7,743,200
     Accumulated deficit                                              (16,473,700)     (16,051,600)
                                                                     -------------    -------------

                  Total stockholders' deficit                          (8,321,100)      (8,181,700)
                                                                     -------------    -------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $    138,400     $    117,500
                                                                     =============    =============


   The accompanying notes are an integral part of these financial statements.


                                                              MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                              (DEVELOPMENT STAGE COMPANIES)
                                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999 (UNAUDITED) AND
                               FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOVEMBER 30, 2000 (UNAUDITED)
===========================================================================================================

                                                                                                For the
                                                                                              Period from
                                                                                                 May 4,
                             For the Three Months Ended        For the Six Months Ended           1982
                                    November 30,                      November 30,           (Inception) to
                          ------------------------------    ------------------------------    November 30,
                              2000              1999             2000            1999              2000
                          -------------    -------------    -------------    -------------    -------------
                                                                              (restated)
                           (unaudited)      (unaudited)      (unaudited)      (unaudited)      (unaudited)

REVENUE                   $          -     $          -     $          -     $          -     $     25,000
                          -------------    -------------    -------------    -------------    -------------

OPERATING EXPENSES
   Research and
     development                 1,700                -            6,500                -        1,844,800
   General and
     administrative            142,850           61,200          250,300          244,600       12,333,300
   Aborted stock
     offering costs                  -                -                -                -          325,400
                          -------------    -------------    -------------    -------------    -------------

Total operating
   expenses                    144,550           61,200          256,800          244,600       14,503,500
                          -------------    -------------    -------------    -------------    -------------

LOSS BEFORE OTHER
   INCOME (EXPENSE)           (144,550)         (61,200)        (256,800)        (244,600)     (14,478,500)
                          -------------    -------------    -------------    -------------    -------------

OTHER INCOME
   (EXPENSE)
     Interest expense          (83,600)         (76,300)        (165,300)        (151,100)      (2,699,100)
     Interest income                 -                -                -                -          298,500
     Other income, net               -                -                -                -           75,600
                          -------------    -------------    -------------    -------------    -------------

Total other income
   (expense)                   (83,600)         (76,300)        (165,300)        (151,100)      (2,325,000)
                          -------------    -------------    -------------    -------------    -------------

LOSS BEFORE MINORITY
   INTEREST IN LOSSES
   OF SUBSIDIARY              (228,150)        (137,500)        (422,100)        (395,700)     (16,803,500)

MINORITY INTEREST IN
   LOSSES OF
   SUBSIDIARY                        -                -                -                -          329,800
                          -------------    -------------    -------------    -------------    -------------

                   The accompanying notes are an integral part of these financial statements.


                                                              MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                              (DEVELOPMENT STAGE COMPANIES)
                                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999 (UNAUDITED) AND
                               FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOVEMBER 30, 2000 (UNAUDITED)
===========================================================================================================

                                                                                                For the
                                                                                              Period from
                                                                                                 May 4,
                             For the Three Months Ended        For the Six Months Ended           1982
                                    November 30,                      November 30,           (Inception) to
                          ------------------------------    ------------------------------    November 30,
                              2000              1999             2000            1999              2000
                          -------------    -------------    -------------    -------------    -------------
                                                                              (restated)
                           (unaudited)      (unaudited)      (unaudited)      (unaudited)      (unaudited)


NET LOSS                  $   (228,150)    $   (137,500)    $   (422,100)    $   (395,700)    $(16,473,700)
                          =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS
   PER SHARE              $     (0.002)    $     (0.001)    $     (0.003)    $     (0.003)    $      (0.16)
                          =============    =============    =============    =============    =============

WEIGHTED-AVERAGE
   SHARES
   OUTSTANDING             138,380,099      123,816,925      137,278,095      129,363,432       99,617,126
                          =============    =============    =============    =============    =============



                   The accompanying notes are an integral part of these financial statements.

                                                      4

                                                         MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                         (DEVELOPMENT STAGE COMPANIES)
                                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999 (UNAUDITED) AND
                          FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOVEMBER 30, 2000 (UNAUDITED)
======================================================================================================
                                                                                           For the
                                                                                         Period from
                                                                                            May 4,
                                                            For the Six Months Ended         1982
                                                                 November 30,           (Inception) to
                                                       ------------------------------    November 30,
                                                           2000              1999             2000
                                                       -------------    -------------    -------------
                                                                         (restated)
                                                        (unaudited)      (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $   (422,100)    $   (395,700)    $(16,473,700)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                              -                -          135,600
       Warrants and options issued to employees and
         vendors                                                  -                -          775,100
       Minority interest in losses of subsidiary                  -                -         (329,800)
       Stock issued to employees and vendors                      -          121,700        1,667,300
       Contributed services                                 182,700                -          309,600
       Accrued interest on advances from affiliates         165,300          151,000        2,699,100
   Increase in
     Prepaid expenses                                             -                -             (600)
     Other assets                                           (20,600)               -          (22,700)
   Increase (decrease) in
     Accounts payable and accrued expenses                   (3,900)          17,400        1,498,600
     Accrued compensation                                         -          102,600        2,787,100
     Deferred revenue                                             -                -          100,000
                                                       -------------    -------------    -------------

Net cash used in operating activities                       (98,600)          (3,000)      (6,854,400)
                                                       -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                       (3,400)               -         (139,000)
                                                       -------------    -------------    -------------

Net cash used in investing activities                        (3,400)               -         (139,000)
                                                       -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances from stockholders                  (1,000)               -           42,500
   Proceeds from advances from affiliates, net                    -            3,000        2,207,300
   Proceeds from loan payable                                     -                -           71,000
   Proceeds from sale of stock, net                         100,000                -        4,784,400
                                                       -------------    -------------    -------------

Net cash provided by financing activities                    99,000            3,000        7,105,200
                                                       -------------    -------------    -------------

   The accompanying notes are an integral part of these financial statements.

                                                         MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                         (DEVELOPMENT STAGE COMPANIES)
                                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999 (UNAUDITED) AND
                          FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOVEMBER 30, 2000 (UNAUDITED)
======================================================================================================
                                                                                           For the
                                                                                         Period from
                                                                                            May 4,
                                                            For the Six Months Ended         1982
                                                                 November 30,           (Inception) to
                                                       ------------------------------    November 30,
                                                           2000              1999             2000
                                                       -------------    -------------    -------------
                                                                         (restated)
                                                        (unaudited)      (unaudited)      (unaudited)

Net decrease in cash                                   $     (3,000)    $          -     $    111,800

CASH, BEGINNING OF PERIOD                                   114,800                -                -
                                                       -------------    -------------    -------------

CASH, END OF PERIOD                                    $    111,800     $          -     $    111,800
                                                       =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                       $          -     $          -     $          -
                                                       =============    =============    =============

   INCOME TAXES PAID                                   $          -     $          -     $          -
                                                       =============    =============    =============

              The accompanying notes are an integral part of these financial statements.

                                       6

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND NOVEMBER 30, 2000 (UNAUDITED)
================================================================================


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


NOTE 2 - RESTATEMENTS

         Stock and Options Issued to Employees and Consultants
         -----------------------------------------------------
         During the six months ended November 30, 1999, the Company incorrectly recorded the fair market value of its shares and stock options issued to employees and consultants. These changes have been corrected to reflect the appropriate values. Total adjustments and their relative impact on the Company's net loss are as follows:

                                                       Adjustment for
                                                      Corrected Values
                    For the Six         Net Loss,       Attributed to
                    Months Ended     as Previously       Stock-Based          Net Loss,
                    November 30,       Reported         Compensations       as Corrected
                  ---------------   ---------------    ---------------    ---------------
                       1999         $     (274,000)    $     (121,700)    $     (395,700)


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND NOVEMBER 30, 2000 (UNAUDITED)
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Basis of Presentation
         ---------------------
         The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year ending May 31, 2001.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND NOVEMBER 30, 2000 (UNAUDITED)
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended November 30, 2000 and 1999, the Company incurred net losses; therefore, basic and diluted loss per share are the same.


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND NOVEMBER 30, 2000 (UNAUDITED)
================================================================================


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Employment Agreements (Continued)
         ---------------------
         The Company entered into an employment agreement dated as of February 3, 2000 with its Chief Financial Officer, contingent upon completion of the offering discussed in Note 5. The agreement is for a three-year term providing for a base salary of $120,000 per annum for the first year and not less than $120,000 per annum during the second and third years of the agreement. In addition, the officer will be granted a total of 13,950,000 warrants exercisable at various prices and vesting over the course of the agreement. The agreement provides for a severance payment including the remainder of the base salary due under the agreement if the officer is discharged without cause or if the officer is terminated within 12 months of a change of control of the Company. The severance payment will be equal to 12 months of the current salary.

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

         During the three months ended November 30, 2000, INR exercised options to purchase 3,333,333 shares of common stock and paid $100,000 to the Company.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND NOVEMBER 30, 2000 (UNAUDITED)
================================================================================


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND NOVEMBER 30, 2000 (UNAUDITED)
================================================================================


NOTE 6 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following:

                                                         November 30,        May 31,
                                                             2000              2000
                                                       ---------------   ---------------
                                                        (unaudited)
          Deferred tax assets
              Reserve for finance charges              $      400,000    $      400,000
              Accrued compensation                          1,100,000         1,100,000
              Interest on related party advances            1,080,000         1,010,000
          Operating losses                                  2,100,000         1,629,000
          Valuation allowance                              (4,680,000)       (4,139,000)
                                                       ---------------   ---------------

                   NET DEFERRED TAX ASSET              $            -    $            -
                                                       --=============   ===============

         The federal operating loss carryforwards at November 30, 2000 were approximately $5,832,600 (unaudited).


NOTE 7 - RELATED PARTY TRANSACTIONS

         Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At May 31, 2000 and 1999 and November 30, 2000, the Company maintained short-term advances from affiliates of $3,603,800, $3,294,700, and $3,769,100
         (unaudited), respectively. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Interest expense on the advances was $309,000 and $283,000 for the years ended May 31, 2000 and 1999, respectively.

         At May 31, 2000 and November 30, 2000, the Company maintained unsecured advances from stockholders in the amount of $43,500 and $42,500 (unaudited). The advances are unsecured, non-interest-bearing, and are payable on demand.

         Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At May 31, 2000, the aggregate amount of accrued compensation was $2,787,100.

         The Company has entered into certain employment agreements with its officers and stockholders (see Note 5).

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND NOVEMBER 30, 2000 (UNAUDITED)
================================================================================


NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company maintains its primary place of business in facilities owned by the Chief Executive Officer. In addition, the Company has not paid or accrued compensation to certain of its officers for the six months ended November 30, 2000. Related to these services, the Company has recorded expenses in the amount of $182,700 (unaudited) for the six months ended November 30, 2000, which have been reflected as an increase in additional paid-in capital.

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

         Since we became a public company, our operations have related primarily to securing our patents, initiating and continuing clinical tests, recruiting personnel and raising capital. Through November 30, 2000, we have derived our revenues from the sale of a license option to Immune Network Research, Inc. to develop and market our patented products. Both companies are currently negotiating the terms of the license

RESULTS OF OPERATIONS

SOURCES OF REVENUES AND REVENUE RECOGNITION

         Revenues consist entirely of fees from a licensing agreement with Immune Network Research, Ltd. ("IMM") of Vancouver, British Columbia, for the development and marketing of several applications of MTCH-24(TM) and Viraplex
(R). The Company received $25,000 for the license agreement and $100,000 for deferred revenues through November 30, 2000.

         We recognize revenues from license in the year it was granted. The initial license has a one-year life, eliminating the need to amortize option revenue over multiple years.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999.

REVENUES. There were no revenues for the three months ended November 30, 2000 nor were there any revenues for the three months ended November 30, 1999.

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

RESEARCH AND DEVELOPMENT COSTS. Direct research and development costs for the three months ended November 30, 2000 were $1,700, consisting of the costs of additional clinical trials on the products. There were no research and development costs for the three months ended November 30, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $142,850 for the three months ended November 30, 2000, as compared with $61,200 for the three months ended November 30, 1999. The increase was primarily due to additional legal and accounting costs related to the Company's SEC registration.

INTEREST EXPENSE. Interest expense was $83,600 for the three months ended November 30, 2000 as compared to $76,300 for the three months ended November 30, 1999. This increase was due to the additional debt incurred in 2000. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

NET LOSS. Net loss was $228,150 for the three months ended November 30, 2000 as compared to $137,500 for the three months ended November 30, 1999. The increase in net loss was due to the increased legal and accounting costs for the Company's SEC registration statement.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999.

REVENUES. There were no revenues during the six months ended November 30, 2000 (the "2000 Period") nor were there any revenues for the six months ended November 30, 1999 (the "1999 Period").

RESEARCH AND DEVELOPMENT COSTS. Direct research and development cost for the 2000 period were $6,500, consisting of the costs of additional clinical trials on the products. There were no research and development costs for the 1999 period.

GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $250,300 for the 2000 Period, as compared with $244,600 for the 1999 Period. The increase was primarily due to an increase in legal and accounting costs due to the Company's SEC stock registration, as offset by a decrease in stock-based compensation expense in the 2000 Period as compared to the 1999 Period. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

INTEREST EXPENSE. Interest expense was $165,300 for the 2000 Period as compared to $151,100 for the 1999 Period. This increase was due to the additional debt incurred in the 2000 Period. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

NET LOSS. Net loss was $422,100 in the 2000 Period compared to $395,700 in the 1999 Period. The increase was primarily due to an increase in legal and accounting costs due to the Company's SEC stock registration, as offset by a decrease in stock-based compensation expense in the 2000 Period as compared to the 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

         Our cash and cash equivalents were $111,800 at November 30, 2000 (up from $0 at November 30, 1999). Cash was augmented at November 30, 2000 by net proceeds from financing activities in fiscal year 2000.

         Net cash used in operations in the 2000 Period was $98,600 compared to $3,000 in the 1999 Period.

         Net cash used in investing activities in the 2000 Period was $3,400 compared to $0 in the 1999 Period.

         Net cash provided from financing activities in the 2000 Period was $99,000 compared to $0 in the 1999 Period. The increase in cash was due to the exercise by INR of options to purchase 3,333,333 shares of common stock of the Company for which the Company received $100,000.

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

         We have incurred recurring operating losses and negative cash flows from operating activities and have negative working capital. We believe that our available equity financing arrangement with Swartz will be sufficient to meet our working capital and capital expenditure requirements for at least the next two years. However, there can be no assurance that we will receive financing from Swartz, that we will not require additional financing within this time frame or that such additional financing, if needed, will be available on terms acceptable to us, if at all.

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

Part II - Other information

                           Item 1 - Legal proceedings
                                 Not applicable

                          Item 2 - Change in securities
During the three months ended November 30, 2000, INR exercised options to purchase 3,333,333 shares of common stock and paid $100,000 to the Company.

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

Meditech Pharmaceuticals, Inc.
(Registrant)

By: /s/ Cynthia S. Kern                                   Dated January 16, 2001
----------------------------------
Cynthia S. Kern, President
and Acting Chief Financial Officer