Form 10-K/A
period 2000-05-31
MEDITECH PHARMACEUTICALS INC
filed 2001-03-12
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

$23,341,260.36 (COMPUTED ON THE BASIS OF $.22 PER SHARE OF COMMON STOCK) AS OF FEBRUARY 26, 2001.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

146,713,432 SHARES OF $.001 PAR VALUE COMMON STOCK AS OF FEBRUARY 26, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

PART I

Item 1. Business
----------------

     Meditech Pharmaceuticals, Inc. is a Nevada corporation. We began our business in May 1982 and incorporated in Nevada on March 21, 1983.

Our Products

     We have developed two patented compounds: MTCH-24(TM) and Viraplex(R). Both of these compounds show positive test results for treatment of a variety of enveloped viruses. An enveloped virus is one in which the infectious particle is surrounded by a coating made of protein, fatty substances and carbohydrate.

MTCH-24(TM)

     Herpes I and II are enveloped viruses. How MTCH-24(TM) acts against enveloped viruses is not fully understood. However, based on laboratory tests conducted for our company, MTCH-24(TM) is believed to be effective against a wide range of other enveloped viruses such as influenza, Epstein-Barr virus, respiratory syncytial virus (a virus which affects the respiratory system), pseudorabies (a specific virus in the rabies family), rhino tracheitis (an infection of the lungs and throat), and cytomegalovirus. It is also believed to be effective against rotavirus, a non-enveloped virus that is a major cause of diarrhea and inflammation of the intestinal tract in infants and in certain animals.

     EBV is a herpes virus that causes infectious mononucleosis and may be a cause of Burkitt's lymphoma, a disease found mostly in Africa and New Guinea, and less frequently, in the United States. EBV causes widespread early childhood disease in developing countries, and is also associated with nasopharyngeal carcinoma, a malignant tumor of the nose, usually affecting young adults.

     CMV is a virus, the effects of which vary substantially depending upon the age and immune status of the infected person. Infection of an infant can result in a fatal disease involving the nervous system and liver. Infection acquired later in life may cause a syndrome clinically indistinguishable from mononucleosis. Generalized CMV infection, which can be fatal, may also occur in patients whose immune systems have been compromised.

     Rotavirus is believed to be the causative agent in over 50% of all cases of acute diarrhea in children requiring hospitalization. It can be highly contagious and sometimes fatal. Rotavirus is also a major cause of gastroenteritis in swine and lambs. Gastroenteritis is an inflammation often due to an infectious agent of the intestinal tract with a mortality rate of 30% to 50%.

     Initial therapeutic uses of MTCH-24(TM) will include the topical treatment of Herpes Simplex Virus I and acne. Future dosage forms and uses covered by patents include creams, lotions, mouthwashes, cleansers, surface disinfectants, impregnated facial tissues, douches and inhalants. We have developed an over-the-counter product containing MTCH-24(TM) for treating symptoms of herpes simplex virus infections of the lips, mouth, and face (e.g. cold sores and fever blisters). Initially, the active ingredients shown in the product will be drugs, other than MTCH-24(TM), that previously have been recognized by the FDA as safe and effective for their intended use, as specified in FDA monographs or proposed monographs. MTCH-24(TM) will be used in these products as a non-active ingredient or a surfactant, an agent that is used externally such as soap or topical anti-microbial agent plus wetting agent. An anti-microbial agent is one that either prevents or kills microbes, including bacterial germs and viruses. Under these conditions, we hope our over-the-counter product will fall within the scope of the FDA regulations. Consequently, we may be able to bring our product to market in the United States without further FDA approval. Outside FDA and Federal Trade Commission counsel will conduct extensive legal research prior to the release for sale of any of our products.

Viraplex(R)

     The National Cancer Institute has conducted studies since 1987 to screen 60,000 drugs against cancer related organisms. One of the final drugs remaining in this study as being potentially effective against some cancers is Viraplex(TM). They have not yet completed the testing to determine actual effectiveness.

     One of the problems in moving this project forward was the inherent insolubility of Viraplex(R). In 1997 and 1998, we reformulated the drug into a fully soluble form, now making it possible to deliver the maximum therapeutic dose to the intended site of delivery. We may use part of the proceeds from this offering to continue the cancer trials via the production of the more soluble form of the drug.

     We are currently testing Viraplex(R), as well as MTCH-24(TM). Pending satisfactory test results, we plan to develop additional products containing these drugs. Viraplex(R), which is administered orally in capsule form as a prescription treatment for orofacial and genital herpes simplex virus infections, started Phase III clinical trials for safety and effectiveness in humans. However, we have suspended these trials pending the obtaining of additional capital to finance the trials. We received permission from the FDA in 1987 to initiate a 320-patient Phase III study, consisting of 160 patients with genital herpes and 160 patients with orofacial herpes. We had completed more than 50% of this testing prior to our suspension of the testing due to lack of funds. Because this test was structured as a double blind test (a test where half the patients unknowingly receive a placebo and the other half unknowingly receive the drug) only the bio-statistician has the ability to determine the test results prior to completion of the testing. If we decide to complete this test, instead of commencing a new test, the results will be published upon completion.

Agricultural Products

     Fungal, bacterial and viral plant diseases cause loss of crops worldwide. Fungi pose a major health hazard by producing mycotoxins, toxic chemical substances that cause potentially deadly diseases in humans and animals. In particular, aflatoxin produced by Aspergillus flavus is among the most deadly substances known to mankind. Aflatoxin is a plant disease that affects grain crops such as corn and wheat. Aspergillus is a group of fungi that causes disease in humans, animals and plants. In humans, Aspergillus commonly causes lung disease due either to direct growth of the organism or by allergic mechanisms. The Aspergillus flavus strain often grows on stored grain, corn and other foodstuffs causing spoilage, and may produce toxic substances that render these foods poisonous. MTCH-24 (TM) has been shown to be effective in inhibiting and preventing the growth of Aspergillus on wheat and corn.

     Organisms of the bacteria genus Xanthomonas cause citrus canker. Xanthomas consist of a group of bacteria that infects plants and causes significant loss of commercially important fruits and vegetables. MTCH-24(TM) has been shown to inhibit this organism at concentrations non-toxic to humans. Biosciences Laboratories in Montana is currently conducting tests using MTCH-24(TM) against this organism and two others.

     We have engaged in limited testing and development in this area and are seeking to interest potential licensees or joint venture partners to provide assistance in testing, obtaining the necessary approvals for, and marketing one or more of our agricultural products. At this point, we have not decided which of our agricultural products we will seek to develop commercially or the order of such development. This will depend in large part on the identity of the licensees or joint venture partners and the wishes and interests of such parties.

Marketing Plan

     Presently, depending upon the timing and amount raised through our investment agreement with Swartz, we estimate that we will have commercial products that we will market in the United States within the next two years. In addition, we intend to bring out an MTCH-24(TM)-based Cold Sore product in the United States. The target customers for our products are drug chains, drug wholesalers, mass marketers and food chains. We also plan to market our product directly over the Internet. If available, we intend to employ independent sales representative organizations.

     We hope to use an independent advertising group to market and promote our products. We would aim media at the appropriate segments of the population, as well as publications targeting the self-medicating segment. We intend for most of the advertising to be in print. We have assigned the task of developing a brand name to a professional outside agency specializing in drug naming. We hope to select a name with maximum consumer impact and long consumer attention span. We are also working with a drug naming consulting firm to develop a name we will use commercially for MTCH-24(TM). We have selected the name Zorex(TM) and have filed a trademark application with the United States Patent and Trademark Office to register the mark.

     In addition to our selling efforts upon commercialization of our products, we are currently attempting to enter into licensing arrangements with larger pharmaceutical and consumer product companies, especially on an international level. Because we can enter into licensing arrangements prior to commercialization of our products, licensing arrangements can be used to raise capital and obtain assistance with research and development. For example, on February 3, 2000, we entered into a letter agreement with INL. Pursuant to the agreement, we granted INL an irrevocable option for a period of one year to obtain an exclusive license to make, have made, promote, sell and distribute Viraplex and MTCH-24(TM), and any derivatives or formulation of either product, throughout the world, excluding the United States. Pursuant to this letter agreement, INL has paid to us $100,000 in anticipation of entering into a formal license agreement in which we will receive a seven percent and four percent royalty on INL's net sales of MTCH-24(TM) and Viraplex, respectively. In addition, INL will initiate and fund a minimum of $20,000 worth of research and development activities on MTCH-24(TM) and Viraplex, and will provide to us all data from these activities.

     Pursuant to the letter agreement, we also granted to INL an irrevocable option to purchase 10,000,000 shares of our common stock at an exercise price of $0.03 per share. The shares of common stock issuable upon exercise of the option are being registered in this registration statement. INL paid to us an additional $25,000 relating to this irrevocable option. Finally, we have also agreed to nominate INL's president to our board of directors upon the effectiveness of a Registration Statement to be filed registering shares to be issued to Swartz Private Equity, LLC pursuant to an investment agreement.

Competition

     There is at least one FDA-approved product currently available, by prescription, for the treatment of herpes infections. Burroughs-Wellcome Co. sells it under the name Zovirax(R) (Acyclovir). FDA approval of Zovirax is limited to selected cases of genital and mucocataneous herpes and also to specific usage. Mucocataneous herpes relates to certain lubricating linings in the body and/or skin. Herpes Simplex Viruses typically cause infection at these sites. Other companies are testing vaccines intended to prevent infection by herpes viruses. Treatment of persons presently afflicted with recurrent herpes infections is the primary focus of the products we are developing.

     Many pharmaceutical companies and other researchers have announced their intention to introduce, or are believed to be in the process of developing a variety of products that may perform some or all of the functions of our Viraplex(R) and MTCH-24(TM) products. Competing products are already available for many of the functions of our MTCH-24(TM) products. Other current competitors include Uniliver (with Vaseline Intensive lip care), Avanir Pharmaceuticals (with Docusanol) and Blistex.

Patents

     Our performance and ability to compete depends to a significant degree on our proprietary knowledge. We rely or intend to rely on a combination of patent and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights.

     MTCH-24(TM)

     1. United States Patent #4,717,735 (Antibacterial Methods and Agent), issued January 1, 1988 (6 claims)


     2. United States Patent #4,719,235 (Methods and Compositions for Treating Viral Infections), issued January 12, 1988 (37 claims)

     3. United States Patent #4,752,617 (Antibacterial Methods and Agent), issued June 21, 1988 (6 claims)

     4. Canadian Patent #1,242,147 (Method for Treating Viral Infection), issued September 20, 1988 (6 claims)

     5. Canadian Patent #1,256,032 (Method and Composition for Treating Viral Infections), issued July 20, 1989 (16 claims)

     6. United States Patent #4,885,310 (Antifungal Methods and Agent), issued December 205, 1989 (26 claims)

     VIRAPLEX (R)(R)

     1. Italian Patent #1,196,739 (Herpes Simplex Treatment), issued November 25, 1988 (6 claims)

     2. United States Patent #4,810,707 (Herpes Simplex Treatment), issued March 7, 1989 (5 claims)

     3. Canadian Patent #1,261,269 (Herpes Simplex Treatment), issued September 26, 1989 (14 claims)

Government Regulation

     Pharmaceutical products are subject to extensive regulation in the United States and most foreign countries. In the United States, ethical pharmaceutical products cannot be marketed or sold before they have passed the FDA's required three-stage process. Providing adequate test data, completing filings and obtaining final regulatory approval is usually a multi-year process.

     Once ethical pharmaceutical products are approved for sale, many of them are purchased through health plans which are subject to state and Federal regulations including the Health Maintenance Act of 1973, the Knox-Keene Act in California, and numerous other regulations which bar some forms of treatment and some pharmaceutical products as being "experimental" or "not medically necessary."

     Similar regulations and regulatory oversight are in place in most countries. This ongoing regulatory oversight can also result in the withdrawal of products from the market after their approval for sale in instances where new test data creates additional regulatory concerns.

Employees

     We currently have three employees. We currently contract with outside partners to perform the testing and registration of our patented products. As we move toward completion of testing and introduction of products to the market, we plan to substantially increase the number of employees in administrative and marketing roles.

Item 2. Properties
------------------

     We currently operate out of space owned by Gerald Kern, our Chairman and CEO, that is provided to us without charge. This space will not be adequate for operations as we move forward. We anticipate acquiring a small office in Los Angeles within the next 12 months.


Item 3. Litigation
------------------

     We are not a party to any material legal proceedings nor are we aware of any pending litigation against our company.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's common stock is traded on the over-the-counter market. On May 31, 2000, the closing bid price for the common stock of the Company was $.3532. The high and low closing bid prices therefore during the quarterly fiscal periods indicated were as follows:

Quarter Ended                         Low Bid                 High Bid
-------------                          -------                --------

August 31, 1998                         .015                     .078
November 30, 1998                       .015                     .052
February 28, 1999                       .00                      .02
May 28, 1999                            .00                      .00
August 31, 1999                         .06                      .15
November 30, 1999                       .008                     .054

February 29, 2000                       .31                      .97
May 31, 2000                            .27                      .44

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

     The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended May 31, 2000.

1. On June 6, 1999, we issued warrants to purchase an aggregate of 5,800,00 shares of our common stock to two employees and two consultants at an exercise price of $0.01 per share.

2. On January 17, 2000, we issued an aggregate of 450,000 shares of our common stock to three consultants as compensation for services valued at $11,250. The shares were issued at an agreed value of $0.025 per share.

3. On January 17, 2000, we issued an aggregate of 400,000 shares of our common stock to four service providers and consultants as compensation for services valued at $10,000. The shares were issued at an agreed value of $0.025 per share.

4. On January 17, 2000, we issued an aggregate of 3,000,000 shares of our common stock to two employees pursuant to the exercise of common stock purchase warrants at an exercise price of $0.01 per shares.

5. On February 1, 2000, we granted options to purchase an aggregate of 5,000,000 shares of our common stock to three employees at an exercise price of $0.05 per share (as to 2,500,000 shares) and $0.21 per share (as to 2,500,000 shares).

6. On February 1, 2000, we issued warrants to seven consultants and service providers to purchase an aggregate of 1,600,000 shares of our common stock at an exercise price of $0.21 per share.

7. On February 1, 2000, we issued warrants to one consultant to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $0.05 per share.

8. On February 3, 2000, we issued 1,000,000 shares of our common stock to one consultant as compensation for services valued at $65,000. The shares were issued at an agreed value of $0.065 per share.

9. On February 3, 2000, we issued and aggregate of 2,000,000 shares of our common stock to two employees pursuant to the exercise of common stock purchase warrants at an exercise price of $0.01 per shares.

10. On February 3, 2000, we issued and aggregate of 500,000 shares of our common stock to two consultants pursuant to the exercise of common stock purchase warrants at an exercise price of $0.01 per shares.

11. On February 3, 2000, we granted an option to Immune Network, Limited, to purchase 10,000,000 shares of our common stock at an exercise price of $0.03 per shares.

12. On May 16, 2000, we issued an option to Swartz to purchase 7,000,000 shares of our common stock at an exercise price of $0.33 per share.

     No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933 on the basis that they were issued under circumstances not involving a public offering. In addition, the issuance to Immune Network, Limited was pursuant to Regulation S.

Item 6. Selected Financial Data
-------------------------------

     The following consolidated selected financial data has been derived from annual financial statements for the fiscal years indicated.

This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto.


                                  Twelve month      Twelve month     Twelve month     Twelve month     Twelve month      Inception
                                  period ended      period ended     period ended     period ended     period ended         To
                                  May 31, 1996      May 31, 1997     May 31, 1998     May 31, 1999     May 31, 2000     May 31, 2000
                                  ------------      ------------     ------------     ------------     ------------     ------------
Results of Operations:
Net loss and deficit
 accumulated during
 development stage                ($   501,600)    ($   957,400)    ($   555,200)   ($   767,400)     ($ 1,150,100)    ($16,051,600)

Consolidated Balance
 Sheet Data:
                                                                                                                      Inception to
                                   May 31, 1996     May 31, 1997     May 31, 1998     May 31, 1999    May 31, 2000    May 31, 2000
                                   ------------     ------------     ------------     ------------    ------------    ------------

Working Capital Deficit           ($ 5,900,000)    ($ 6,421,785)    ($ 6,976,985)   ($ 7,567,885)     ($ 7,992,500)         --

Total assets                       $     1,100      $       600      $       600     $       600       $   117,500          --

Long-term debt                               0                0                0               0                 0          --

Total liabilities                  $ 5,900,700      $ 6,422,385      $ 6,977,585     $ 7,568,455       $ 8,107,900          --

Shareholders' Deficit             ($ 6,090,900)    ($ 6,613,085)    ($ 7,168,285)   ($ 7,759,185)     ($ 8,181,700)         --


Net loss and deficit accumulated
 during development stage per
 share of common stock            ($        0l)    ($      0.01     ($      0.01)   ($      0.01)     ($      0.01)    ($      0.18)



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

     Since we became a public company, our operations have related primarily to securing our patents, initiating and continuing clinical tests, recruiting personnel and raising capital. Through May 31, 2000, we have derived our revenues from the sale of a license option to Immune Network Research, Inc. to develop and market our patented products. Both companies are currently negotiating the terms of the license.

Going Concern

     Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we experienced a loss of approximately $1,150,100 during the year ended May 31, 2000, had a cash balance of approximately $115,000, and had an accumulated deficit of approximately $16,051,600 at May 31, 2000. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

     We must raise additional funds in order to actively reinstate our research and development efforts, to complete existing product testing which was suspended in 1987, or commence new testing on such product, and to conduct additional testing on our products. We intend to obtain the necessary financing through our Investment Agreement with Swartz Private Equity, LLC. There can be no assurance that we will be successful in raising from Swartz sufficient additional capital in order to continue and complete our research and development and testing. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain such additional financing, there would be a material adverse effect on our business, financial position, and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient capital to meet our obligations on a timely basis, and to continue and complete our research and development and testing efforts.



RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2000 AND 1999.

Results of Operations

     The consolidated May 31, 2000 financial statements included a net loss of $1,150,100, of which $309,000, or approximately 41%, was due to interest accruals. The consolidated May 31, 1999 financial statements included a net loss of $767,400, of which $283,000, or approximately 40%, was due to interest accruals and salary accruals. The increase in net loss from fiscal year 1999 to fiscal year 2000 is due primarily to the recognition of stock based compensation of approximately $400,000 attributable to the option granted to Immune Network, Limited.

Sources of Revenues and Revenue Recognition

     Our revenues have grown to $25,000 in 2000 after no revenues in 1999. Revenues consist entirely of a $25,000 fee paid to us by INL in connection with the execution of our letter agreement dated February 3, 2000. Pursuant to the letter agreement, we granted INL an irrevocable option to license, develop and market several applications of MTCH-24(TM) and Viraplex (R). In addition, pursuant to the letter agreement, INL is obligated to pay to us the sum of $100,000 upon execution of a definitive license agreement. Although we have not completed negotiations of the license, INL has paid the $100,000, which has been recorded as deferred revenue as of May 31, 2000.

     We will recognize revenues from licenses over the period of the applicable license.

Operating Expenses

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

Research and Development Costs. Direct research and development costs for 2000 were $1,200, consisting of the costs of additional clinical trials on the products. There were no research and development costs for 1999.

General and Administrative Expenses. Direct costs were $864,900 for 2000, as compared with $484,400 for 1999. The increase was primarily due to the expense recorded in 2000 of $400,000 for the exercise of options granted to IMM. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

Interest Expense. Interest expense was $309,000 for 2000 as compared to $283,000 for 1999. This increase was due to the additional debt incurred in 2000. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss. Net loss was $1,150,100 for 2000 as compared to $767,400 for 1999. The increase in net loss was due to the expense recorded in 2000 of $400,000 for the exercise of options granted to INL.

RESULTS OF OPERATIONS FOR 1999 AND 1998.

Revenues. There were no revenues during 1999, nor were there any revenues for the year ended May 31, 1998 ("1998").

Research and Development Costs. There were no direct research and development costs for 1999 or for 1998.

General and Administrative Expenses. Direct costs were $484,400 for 1999, as compared with $297,000 for the 1998. The increase was primarily due to expenses recorded in 1999 for stock issued to employees and vendors totaling $171,700. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

Interest Expense. Interest expense was $283,000 for 1999, as compared to $258,200 for 1998. This increase was due to the additional debt incurred in 1999. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss. Net loss was $767,400 in 1999, as compared to $555,200 in 1998. The increase was primarily due to expenses recorded in 1999 for stock issued to employees and vendors totaling $171,700.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED MAY 31 2000 AND 1999

     Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

     Our cash and cash equivalents were $114,800 at May 31, 2000 (up from $0 at May 31, 1999). Cash was augmented at May 31, 2000 by net proceeds from $125,000 in licensing fees received from INL.

     Net cash provided by operations in 2000 was $108,200, as compared to cash used in operations of $8,185 in 1999.

     There was no net cash used in investing activities in 2000 or 1999.

     Net cash provided by financing activities in 2000 was $6,600, as compared to $8,185 in 1999.

     On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC which was amended and restated on February 15, 2001. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that this registration statement is declared effective. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. The agreement is for a three-year period ending June 30, 2003. Any time that we put shares to Swartz, the discount between the put price to Swartz and the trading price will result in a selling discount for the Swartz shares which will be part of our operating expenses in the income statement.

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

Item 7A.  Quantitative and Qualitative Disclosures Amount Market Risk
---------------------------------------------------------------------

     A significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operation due to the limited amount of cash on hand at May 31, 2000, and as the Company's interest bearing debt obligations have fixed interest rates.



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

Name                     Age     Office                     Year first elected
----                     ---     ------                     ------------------

Gerald N. Kern           62      Chairman of the Board,              1982
                                 Chief Executive Officer,
                                 Director

Cynthia S. Kern          50      President                           1995
                                 Secretary                           1983

Steven I. Kern           33      Chief Operating Officer and         2000
                                 Chief Financial Officer

Lester F. Goldstein      56      Director                            1983

Harry Hall               65      Director                            1990

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

Mr. Steven I. Kern has served as our Chief Operating officer and Chief Financial Officer since February 2000. Prior to joining our company, Mr. Kern was the Vice President of Marketing for Financial Management Advisors, Inc. from February 1999 to January 2000. From July 1996 to January 1999, Mr. Kern served as Vice President for Merrill Lynch in its Private Client Group. Mr. Kern was also a Vice President for Smith Barney from October 1993 to July 1996. He graduated from the University of California, Los Angeles with a B.A. in English.

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


Item 11. Executive Compensation
-------------------------------

The following table sets forth all cash compensation for the fiscal year ended May 31, 2000 for (1) the Company's Chief Executive Officers and (2) each of its most highly compensated executive officers whose aggregate cash compensation exceeded $100,000.

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

     We entered into an employment agreement with Gerald N. Kern dated as of February 3, 2000 and approved by our directors on April 20, 2000, providing for his employment as Chief Executive Officer effective February 3, 2000. The agreement is contingent upon completion of the Swartz offering. The agreement provides for a three-year term and a base salary of $150,000 per annum for the first year with a minimum annual increase equal to the consumer price index. He is also eligible for bonuses at the discretion of our Board of Directors. Certain other expenses, such as a car allowance, travel and expense account, will also be paid to him on a monthly basis. We may terminate Mr. Kern's employment with or without cause. However, is we terminate him without cause this would result in a lump sum severance payment, including the unearned salary for the remainder of the term plus any prorated earned bonuses. Also, upon a change of control, Mr. Kern may elect to terminate his employment and obtain a lump sum severance payment equal to the base salary for the remaining term of the agreement plus any prorated earned bonuses. In the event that the Swartz financing is completed, we will grant Mr. Kern an option to purchase 15,950,000 common shares that will vest over the term of his employment agreement.

     On February 3, 2000 we entered into an employment agreement with Steven I. Kern, which was approved by our directors on February 3, 2000, providing for his employment as Chief Operating Officer and Chief Financial Officer. The agreement is contingent upon completion of the Swartz offering. The agreement provides for a three-year term and a base salary of $120,000 per annum. The base salary may be increased at the discretion of our Board. The agreement provides for payment of certain expenses, such as a car allowance, expense account and travel, and eligibility for executive bonuses at the discretion of our Board of Directors. In the event that the Swartz financing is completed, we will grant Mr. Kern an option to purchase 13,950,000 shares that will vest over the term of his employment agreement. We may terminate Mr. Kern's employment with or without cause. However, is we terminate him without cause this would result in a lump sum severance payment equal to the remainder of the base salary due under the agreement. If within 12 months of a change in control Mr. Kern's employment is terminated other than for cause, or if Mr. Kern refuses to accept or voluntarily resigns from a position other than a qualified position, then he will receive a lump sum severance payment equal to 12 months of his then current salary.

OPTION GRANTS IN LAST FISCAL  YEAR


     The following table provides information on option grants in the fiscal year ended May 31, 2000 to the Named Executive Officers.


---------------------- ---------- ------------------------- ------------------- --------------- ------------- -------------
                                                                 Percent
                                                              Total Options
                                    Number of Securities        Granted to         Exercise                      Grant
                       Grant             Underlying          All Employees in       Price        Expiration       Date
     Named Officer     Date            Options Granted          Fiscal Year        ($/Share)         Date         Value
---------------------- ---------- ------------------------- ------------------- --------------- ------------- -------------

Gerald N. Kern         6/1/99             3,000,000                  33.3%            $0.01     5/31/06       $30,000
                       2/1/00             1,500,000                  16.7%            $0.21     5/1/07        $45,000
---------------------- ---------- ------------------------- ------------------- --------------- ------------- -------------
Steven I. Kern         2/1/00             2,500,000                  16.7%            $0.05     5/1/07        $75,000
---------------------- ---------- ------------------------- ------------------- --------------- ------------- -------------
Cynthia Kern           6/1/99             2,000,000                  22.2%            $0.01     5/31/06       $20,000
                       2/1/00             1,000,000                  11.1%           $0.21      5/1/07        $30,000
---------------------- ---------- ------------------------- ------------------- --------------- ------------- -------------

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table provides information on option exercises in the fiscal year ended May 31, 2000, by the Named Executive Officers and the value of unexercised options held by the Named Executive Officers as of May 31, 2000.

------------------------- --------------- ----------- ---------------------------------- ----------------------------------
                                                              Number of
                                                         securities underlying                Value of unexercised
                              Shares                       unexercised options              in-the-money options at
                           acquired on      Value            at May 31, 2000                     May 31, 2000
Name                         Exercise      realized    Exercisable     Unexercisable     Exercisable       Unexercisable
----                         --------      --------    -----------     -------------     -----------       -------------
       Gerald N. Kern     3,000,000       $810,000      1,500,000            None        $477,150                --
------------------------- --------------- ----------- -------------- ------------------- ----------------- ----------------
       Steven I. Kern     None                  --      2,500,000            None        $695,250                --
------------------------- --------------- ----------- -------------- ------------------- ----------------- ----------------
       Cynthia Kern       2,000,000       $580,000      1,000,000            None        $318,100                --
------------------------- --------------- ----------- -------------- ------------------- ----------------- ----------------

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

     The following table sets forth, as of May 31, 2000, the stock ownership of each officer and director of our company, of all our officers and directors as a group, and of each person known by us to be a beneficial owner of five percent or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Unless otherwise indicated, the address of each names beneficial owner is the same as that of our principal executive offices located at 10105 E. Via Linda, No. 13, Scottsdale, Arizona 85258.

    Name and Address                   Amount and Nature of        Percentage of
    of Beneficial Owner                Beneficial Ownership            Class
    -------------------                --------------------            -----

    Petro-Med, Inc.                     26,256,794                     18.7%

    Gerald N. Kern                      33,266,794 (1)                 23.5%

    Steven I. Kern                       2,500,000 (2)                  1.8%

    Cynthia S. Kern                      3,000,000 (3)                  2.1%

    Lester Goldstein                     1,050,000 (4)                   *

    Harry Hall                             800,000 (5)                   *

    Immune Network, Limited             10,000,000 (6)                  6.8%
    3650 Wesbrook Mall
    Vancouver, Canada, BC V6S ZLZ

    All directors & officers            40,616,794                     27.8%
             as a group (5 persons)

* Less than 1%.

     (1) Mr. Kern is the Chairman of the Board and Chief Executive Officer of Petro-Med, Inc. and may be deemed the beneficial owner of the 26,256,794 shares owned by Petro-Med, Inc. Includes 1,500,000 shares issuable upon exercise of outstanding stock options. Does not include an aggregate of 2,250,000 shares of our common stock held by Mr. Kern's spouse and adult children. Mr. Kern disclaims beneficial ownership of the shares held by such persons.
     (2) Includes 2,500,000 shares issuable upon exercise of outstanding stock options.
     (3) Includes 1,000,000 shares issuable upon exercise of outstanding stock options. Does not include an aggregate of 7,260,000 shares of common stock held by Ms. Kern's spouse and adult children. Ms. Kern disclaims beneficial ownership of the shares held by such persons.
     (4) Includes 450,000 shares issuable upon exercise of outstanding stock purchase warrants.
     (5) Includes 450,000 shares issuable upon exercise of outstanding stock purchase warrants.
     (6) Includes 10,000,000 shares issued upon exercise of the stock option we granted to Immune Network, Limited. INL exercised the entire option subsequent to May 31, 2000.

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

Meditech Pharmaceuticals, Inc.

By: /s/ Gerald N. Kern
-----------------------------------------------------
Gerald N. Kern, Chairman and Chief Executive Officer
Dated: March   , 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.

/s/ Gerald N. Kern                          Dated:   March   , 2001
-----------------------------
Gerald N. Kern, Chairman and
Chief Executive Officer


/s/ Cynthia S. Kern                         Dated:   March   , 2001
-----------------------------
Cynthia S. Kern, President


/s/  Steven I. Kern                         Dated:   March   , 2001
-----------------------------
Steven I. Kern, Chief
Operating Officer and Chief
Financial Officer


/s/ Harry Hall                              Dated:   March   , 2001
-----------------------------
Harry Hall, Director


/s/ Lester F. Goldstein                     Dated:   March   , 2001
-----------------------------
Lester F. Goldstein, Director

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY

                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------

                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F-1

FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                     F-2-F-3

        Consolidated Statements of Operations                             F-4

        Consolidated Statements of Stockholders' Deficit                F-5-F-7

        Consolidated Statements of Cash Flows                           F-8-F-9

        Notes to Consolidated Financial Statements                     F-10-F-27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Meditech Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets, as restated (see
Note 2) of Meditech Pharmaceuticals, Inc. and subsidiary (development stage companies) as of May 31, 2000 and 1999, and the related consolidated statements of operations, and cash flows, as restated (see Note 2) for each of the three years in the period ended May 31, 2000, and the statement of stockholders' deficit, as restated (see Note 2) for each of the four years ended May 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We have not audited the consolidated statements of operations, the consolidated statements of stockholders' deficit, and the consolidated statement of cash flows, as restated (see Note 2) for the periods from May 4, 1982 (Inception) to May 31, 1996, which constituted accumulated deficits aggregating to $12,621,500. These periods have been audited by other auditos.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the restated, consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meditech Pharmaceuticals, Inc. and subsidiary as of May 31, 2000 and 1999, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended May 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended May 31, 2000, 1999, and 1998, the Company incurred net losses of $1,150,100, $767,400, and $555,200, respectively. In addition, the Company's accumulated deficit was $16,051,600 and $14,901,500 as of May 31, 2000 and 1999,
respectively. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 8, 2000, except for
the fifth and sixth paragraphs
of Note 5, as to which the date
is November 30, 2000

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                     CONSOLIDATED BALANCE SHEETS
                                                                         May 31,

--------------------------------------------------------------------------------


                                     ASSETS
                                   (restated)
                                                          2000            1999
                                                        --------        --------
Current assets
     Cash                                               $114,800        $   --
     Prepaid expenses                                        600             600
                                                        --------        --------

         Total current assets                            115,400             600

Other assets                                               2,100            --
                                                        --------        --------

                      Total assets                      $117,500        $    600
                                                        ========        ========



                 The accompanying notes are an integral part of
                          these financial statements.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                     CONSOLIDATED BALANCE SHEETS
                                                                         May 31,

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                                   (restated)

                                                       2000             1999
                                                   ------------    -------------
Current liabilities
     Accounts payable and accrued expenses         $  1,502,500    $  1,448,800
     Accrued compensation                             2,787,100       2,717,000
     Advances from affiliates                         3,603,800       3,294,700
     Advances from stockholders                          43,500          36,985
     Loan payable                                        71,000          71,000
     Deferred revenue                                   100,000            --
                                                   ------------    ------------

         Total current liabilities                    8,107,900       7,568,485
                                                   ------------    ------------

Minority interest in consolidated subsidiary            191,300         191,300
                                                   ------------    ------------

Commitments and contingencies

Stockholders' deficit
     Preferred stock, $0.001 par value
         25,000,000 shares authorized
         none issued and outstanding                       --
     Common stock, $0.001 par value
         400,000,000 shares authorized
         136,713,432 and 129,363,432 shares
         issued and outstanding                         136,700         129,400
     Subscriptions receivable                           (10,000)           --
     Additional paid-in capital                       7,743,200       7,012,915
     Accumulated deficit                            (16,051,600)    (14,901,500)
                                                   ------------    ------------

             Total stockholders' deficit             (8,181,700)     (7,759,185)
                                                   ------------    ------------

               Total liabilities and
               stockholders' deficit               $    117,500    $        600
                                                   ============    ============


                 The accompanying notes are an integral part of
                          these financial statements.


                                                                          MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                          (DEVELOPMENT STAGE COMPANIES)
                                                                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the Years Ended May 31, 2000, 1999, and 1998 and
                                                            for the Period from May 4, 1982 (Inception) to May 31, 2000

-----------------------------------------------------------------------------------------------------------------------


                                                                                                             For the
                                                                                                           Period from
                                                                                                              May 4,
                                                               For the Year Ended                              1982
                                                                     May 31,                                (Inception)
                                            -------------------------------------------------------          to May 31,
                                                2000                 1999                 1998                  2000
                                            -------------        -------------        -------------        -------------
                                              (restated)          (restated)           (restated)            (restated)

Revenue                                     $      25,000        $        --          $        --          $      25,000
                                            -------------        -------------        -------------        -------------

Operating expenses
   Research and development                         1,200                 --                   --              1,838,300
   General and administrative                     864,900              484,400              297,000           12,083,000
   Aborted stock offering costs                      --                   --                   --                325,400
                                            -------------        -------------        -------------        -------------

     Total operating expenses                     866,100              484,400              297,000           14,246,700
                                            -------------        -------------        -------------        -------------

Loss before other income
   (expense)                                     (841,100)            (484,400)            (297,000)         (14,221,700)
                                            -------------        -------------        -------------        -------------

Other income (expense)
   Interest expense                              (309,000)            (283,000)            (258,200)          (2,533,800)
   Interest income                                   --                   --                   --                298,500
   Other income, net                                 --                   --                   --                 75,600
                                            -------------        -------------        -------------        -------------

     Total other income (expense)                (309,000)            (283,000)            (258,200)          (2,159,700)
                                            -------------        -------------        -------------        -------------

Loss before minority interest in
   losses of subsidiary                        (1,150,100)            (767,400)            (555,200)         (16,381,400)

Minority interest in losses of
   subsidiary                                        --                   --                   --                329,800
                                            -------------        -------------        -------------        -------------

Net loss                                    $  (1,150,100)       $    (767,400)       $    (555,200)       $ (16,051,600)
                                            =============        =============        =============        =============

Basic and diluted loss per share            $       (0.01)       $       (0.01)       $       (0.01)       $       (0.13)
                                            =============        =============        =============        =============

Weighted-average shares
   outstanding                                136,272,691          129,363,432          124,563,432          119,536,985
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



                                                                                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                      (DEVELOPMENT STAGE COMPANIES)

                                                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                        For the Period from May 4, 1982 (Inception) to May 31, 2000

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Deficit
                                                                                                         Accumulated
                                Common Stock            Treasury Stock                     Additional    During the
                           ----------------------   ----------------------  Subscriptions    Paid-In     Development
                             Shares      Amount        Shares      Amount    Receivable      Capital        Stage          Total
                          -----------    --------   -----------   --------   -----------   -----------   -----------    -----------

Initial capitalization     48,000,000    $ 48,000                 $          $             $   529,400   $              $   577,400
Net loss                                                                                                  (1,022,600)    (1,022,600)
                          -----------    --------   -----------   --------   -----------   -----------   -----------    -----------

Balance May 31, 1983       48,000,000      48,000          --         --            --         529,400    (1,022,600)      (445,200)
Private placement of
   stock                    4,715,000       4,700                                              584,700                      589,400
Initial public offering    13,200,000      13,200                                            3,946,800                    3,960,000
Offering costs                                                                                (935,435)                    (935,435)
Cash on sale of common
   stock to officer            50,000          50                                                7,450                        7,500
Compensation on stock
   issued to officer           50,000          50                                               20,500                       20,550
Net loss                                                                                                  (1,338,400)    (1,338,400)
                          -----------    --------   -----------   --------   -----------   -----------   -----------    -----------

Balance May 31, 1984       66,015,000      66,000          --         --            --       4,153,415    (2,361,000)     1,858,415
Net loss                                                                                                  (1,794,100)    (1,794,100)
                          -----------    --------   -----------   --------   -----------   -----------   -----------    -----------

Balance May 31, 1985       66,015,000      66,000          --         --            --       4,153,415    (4,155,100)        64,315
Issuance of stock for
   subscriptions to
   officer                  8,000,000       8,000                             (1,440,000)    1,440,000                        8,000
Issuance of options for
   services to
   consultants                                                                                 160,200                      160,200
Net loss                                                                                                  (1,533,800)    (1,533,800)
                          -----------    --------   -----------   --------   -----------   -----------   -----------    -----------

Balance May 31, 1986       74,015,000    $ 74,000          --     $   --     $(1,440,000)  $ 5,753,615   $(5,688,900)   $(1,301,285)
Conversion of advances
   from affiliates         10,000,000      10,000                                              549,900                      559,900
Rescission of common
   stock issued to
   officer and
   held in treasury                                   8,000,000                1,440,000    (1,440,000)
Issuance of shares for
   services rendered          310,000         300                                               77,900                       78,200
Issuance of Viral
   Research
   Technologies, Inc.
   common stock for
   services                                                                                    296,700                      296,700
Issuance of Viral
   Research
   Technologies, Inc.
   options for services                                                                        190,400                      190,400
Issuance of options for
   services                                                                                     42,200                       42,200
Net loss                                                                                                  (1,706,300)    (1,706,300)
                          -----------    --------   -----------   --------   -----------   -----------   -----------    -----------

                                   The accompanying notes are an integral part of these financial statements.



                                                                                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                      (DEVELOPMENT STAGE COMPANIES)

                                                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                        For the Period from May 4, 1982 (Inception) to May 31, 2000

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                          Deficit
                                                                                                         Accumulated
                                Common Stock            Treasury Stock                     Additional    During the
                           ----------------------   ----------------------  Subscriptions    Paid-In     Development
                             Shares      Amount        Shares      Amount    Receivable      Capital        Stage          Total
                          -----------    --------   -----------   --------   -----------   -----------   -----------    -----------

Balance, May 31, 1987      84,325,000      84,300     8,000,000        --        --        5,470,715     (7,395,200)     (1,840,185)
Issuance of shares to
   consultants for
   services                 1,540,000       1,500                                            125,800                        127,300
Stock options exercised       366,000         400                                              9,500                          9,900

Stock options issued
   to employees and
   consultants                                                                                13,800
                                                                                                                             13,800
Issuance of common
   stock of subsidiary                                                                       290,000                        290,000
Net loss                                                                                                   (880,200)       (880,200)
                         ------------  ----------  ------------   ---------  --------   ------------   ------------    ------------

Balance, May 31, 1988      86,231,000      86,200     8,000,000        --        --        5,909,815     (8,275,400)     (2,279,385)
Common stock issued
   to officer               8,000,000       8,000                                             72,000                         80,000
Stock options issued
   to employees and
   consultants                                                                                15,600                         15,600
Sale of common stock        2,756,832       2,800                                            131,600                        134,400
Net loss                                                                                                   (641,400)       (641,400)
                         ------------  ----------  ------------   ---------  --------   ------------   ------------    ------------

Balance, May 31, 1989      96,987,832      97,000     8,000,000        --        --        6,129,015     (8,916,800)     (2,690,785)
Sale of common stock          100,000         100                                              3,200                          3,300
Stock options issued
   to employees                                                                                7,300                          7,300
Net loss                                                                                                   (522,000)       (522,000)
                         ------------  ----------  ------------   ---------  --------   ------------   ------------    ------------

Balance, May 31, 1990      97,087,832      97,100     8,000,000        --        --        6,139,515     (9,438,800)     (3,202,185)
Stock issued for
  services                  2,750,000       2,800                                             38,300                         41,100
Net loss                                                                                                   (479,100)       (479,100)
                         ------------  ----------  ------------   ---------  --------   ------------   ------------    ------------

Balance, May 31, 1991      99,837,832      99,900     8,000,000        --        --        6,177,815     (9,917,900)     (3,640,185)
Sale of common stock        2,000,000       2,000                                             29,400                         31,400
Net loss                                                                                                   (483,100)       (483,100)
                         ------------  ----------  ------------   ---------  --------   ------------   ------------    ------------

Balance, May 31, 1992     101,837,832     101,900     8,000,000        --        --        6,207,215    (10,401,000)     (4,091,885)
Net loss                                                                                                   (449,400)       (449,400)
                         ------------  ----------  ------------   ---------  --------   ------------   ------------    ------------

Balance, May 31, 1993     101,837,832     101,900     8,000,000        --        --        6,207,215    (10,850,400)     (4,541,285)
Stock issued for
  services                  7,385,300       7,400                                            208,400                        215,800
Net loss                                                                                                   (753,900)       (753,900)
                         ------------  ----------  ------------   ---------  --------   ------------   ------------    ------------

Balance, May 31, 1994
   (restated)             109,223,132     109,300     8,000,000        --        --        6,415,615    (11,604,300)     (5,079,385)
Committed stock for
   services                                                                                   13,600                         13,600
Net loss                                                                                                   (515,600)       (515,600)
                         ------------  ----------  ------------   ---------  --------   ------------   ------------    ------------

Balance, May 31, 1995
   (restated)             109,223,132     109,300     8,000,000        --        --        6,429,215    (12,119,900)     (5,581,385)
Net loss                                                                                                   (501,600)       (501,600)
                         ------------  ----------  ------------   ---------  --------   ------------   ------------    ------------

Balance, May 31, 1996
   (restated)             109,223,132     109,300     8,000,000        --        --        6,429,215    (12,621,500)     (6,082,985)


                               The accompanying notes are an integral part of these financial statements.






                                                                                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                      (DEVELOPMENT STAGE COMPANIES)

                                                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                        For the Period from May 4, 1982 (Inception) to May 31, 2000

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                         Deficit
                                                                                                         Accumulated
                                Common Stock            Treasury Stock                      Additional    During the
                          ------------------------    ----------------------  Subscriptions  Paid-In     Development
                             Shares      Amount         Shares      Amount    Receivable     Capital        Stage           Total
                          -----------   ----------    ----------- ----------  -----------   -----------   -----------    -----------
Stock issued for
  services                  3,360,300   $    3,300                $           $             $     89,100 $             $     92,400
Stock issued to
   employees as
   compensation            11,980,000       12,000                                               322,900                    334,900
Net loss                                                                                                     (957,400)     (957,400)
                         ------------   ----------   -----------  ----------  ------------  ------------ ------------  ------------

Balance, May 31, 1997
   (restated)             124,563,432      124,600     8,000,000        --            --       6,841,215  (13,578,900)   (6,613,085)
Net loss                                                                                                     (555,200)     (555,200)
                         ------------   ----------   -----------  ----------  ------------  ------------ ------------  ------------

Balance, May 31, 1998
   (restated)             124,563,432      124,600     8,000,000        --            --       6,841,215  (14,134,100)   (7,168,285)
Stock issued to
   employees                3,500,000        3,500                                               120,000                    123,500
Stock issued to
   vendors for services     1,300,000        1,300                                                51,700                     53,000
Net loss                                                                                                     (767,400)     (767,400)
                         ------------   ----------   -----------  ----------  ------------  ------------ ------------  ------------

Balance, May 31, 1999
   (restated)             129,363,432      129,400     8,000,000        --            --       7,012,915  (14,901,500)   (7,759,185)
Stock issued to
   employees as
   compensation               450,000          400                                                10,850                     11,250
Stock issued to vendors
   for services             1,400,000        1,400                                                73,600                     75,000
Exercise of options for
   accrued compensation     5,000,000        5,000                                                45,000                     50,000

Exercise of options for
   subscriptions
   receivable                 500,000          500                                 (10,000)        9,500          --          --
Stock options issued to
   consultants                                                                                    29,000          --         29,000
Stock options issued to
   employees                                                                                      35,435          --         35,435
Contributed services                                                                             126,900                    126,900
Stock options issued to
   Immune Network
   Research, Ltd.                                                                                400,000                    400,000
Net loss                                                                                                   (1,150,100)   (1,150,100)
                         ------------   ----------   -----------  ----------  ------------  ------------ ------------  ------------

  Balance, May 31, 2000
       (restated)         136,713,432   $  136,700     8,000,000  $     --    $    (10,000) $  7,743,200 $(16,051,600) $ (8,181,700)
                         ============   ==========   ===========  ==========  ============  ============ ============  ============


                                The accompanying notes are an integral part of these financial statements.




                                                                             MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                             (DEVELOPMENT STAGE COMPANIES)
                                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended May 31,  2000,  1999,  and 1998 and
                                                               for the Period from May 4, 1982 (Inception) to May 31, 2000

--------------------------------------------------------------------------------------------------------------------------


                                                                                                               For the
                                                                                                              Period from
                                                                                                                 May 4,
                                                                    For the Year Ended                            1982
                                                                         May 31,                              (Inception)
                                                  ----------------------------------------------------         to May 31,
                                                      2000                1999               1998                 2000
                                                  ------------        ------------        ------------        ------------
                                                   (restated)          (restated)          (restated)          (restated)
Cash flows from operating activities
   Net loss                                       $ (1,150,100)       $   (767,400)       $   (555,200)       $(16,051,600)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities
       Depreciation and amortization                      --                  --                                   135,600
       Warrants and options issued to
         employees and vendors                          86,200                --                                   775,100
       Minority interest in losses of
         subsidiary                                       --                  --                                  (329,800)
       Stock issued to employees and
         vendors                                       514,500             176,500                               1,667,300
       Contributed services                            126,900                                                     126,900
       Accrued interest on advances
         from affiliates                               309,000             283,000             258,200           2,533,800
   Increase in
     Prepaid expenses                                     --                  --                                      (600)
     Other assets                                       (2,100)               --                                    (2,100)
   Increase in
     Accounts payable and accrued
       expenses                                         53,700              58,915              50,000           1,502,500
     Accrued compensation                               70,100             240,800             240,400           2,787,100
     Deferred revenue                                  100,000                --                  --               100,000
                                                  ------------        ------------        ------------        ------------

Net cash provided by (used in)
operating activities                                   108,200              (8,185)             (6,600)         (6,755,800)
                                                  ------------        ------------        ------------        ------------

Cash flows from investing activities
   Purchase of furniture and equipment                    --                  --                  --              (135,600)
                                                  ------------        ------------        ------------        ------------

Net cash used in investing activities                     --                  --                  --              (135,600)
                                                  ------------        ------------        ------------        ------------



                     The accompanying notes are an integral part of these financial statements.




                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Years Ended May 31,  2000,  1999,  and 1998 and
                                                         for the Period from May 4, 1982 (Inception) to May 31, 2000

---------------------------------------------------------------------------------------------------------------------


                                                                                                            For the
                                                                                                          Period from
                                                                                                             May 4,
                                                                     For the Year Ended                      1982
                                                                           May 31,                        (Inception)
                                                        --------------------------------------------       to May 31,
                                                           2000             1999             1998             2000
                                                        ----------       ----------       ----------       ----------
                                                        (restated)       (restated)       (restated)       (restated)
Cash flows from financing activities
   Proceeds from advances from
     affiliates, net                                    $    6,600       $    8,185       $    6,600       $2,250,800
   Proceeds from loan payable                                 --               --               --             71,000
   Proceeds from sale of stock, net                           --               --               --          4,684,400
                                                        ----------       ----------       ----------       ----------

Net cash provided by financing
activities                                                   6,600            8,185            6,600        7,006,200
                                                        ----------       ----------       ----------       ----------

Net increase in cash                                       114,800             --               --            114,800

Cash, beginning of period                                     --               --               --               --
                                                        ----------       ----------       ----------       ----------

Cash, end of period                                     $  114,800       $     --         $     --         $  114,800
                                                        ==========       ==========       ==========       ==========


Supplemental disclosures
 of cash flow information

   Interest paid                                        $     --         $     --         $     --         $     --
                                                        ==========       ==========       ==========       ==========

   Income taxes paid                                    $     --         $     --         $     --         $     --
                                                        ==========       ==========       ==========       ==========


                       The accompanying notes are an integral part of these financial statements.

                                                         F-9

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


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


NOTE 2 - RESTATEMENTS

         Shares Issued and Outstanding Restatement
         -----------------------------------------
         Meditech has restated its prior period financial statements for certain adjustments related to accounting for shares issued during the years ended May 31, 1994 through May 31, 2000. Meditech had recorded certain stock grants to consultants that were not transacted during the years ended May 31, 1995 and 1994. In addition, Meditech incorrectly recorded the acquisition of 8,000,000 shares of common stock into treasury as a retirement of those shares. The resulting misstatements affect shares outstanding in those periods as follows:

                                              Common
                                              Shares            Common
                                           Outstanding,         Shares
                   Year Ending            as Previously       Outstanding,
                     May 31,                Reported          as Corrected
                     -------                --------          ------------
                                            (in 000s)          (in 000s)

                      1994                   102,593            109,223
                      1995                   103,681            109,223
                      1996                   103,681            109,223
                      1997                   119,016            124,563
                      1998                   119,016            124,563
                      1999                   123,816            129,363
                      2000                   131,166            136,713

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 2 - RESTATEMENTS (Continued)

         Compensation to Officers, Employees, and Consultants
         ----------------------------------------------------
         During the years ended May 31, 2000 and 1999, Meditech incorrectly recorded the fair market value of its shares and stock options issued to employees and consultants.

         Meditech had previously recorded stock grants at discounted rates and grants of options to consultants and employees at their intrinsic value. These grants have been corrected to reflect the fair market value of the services or the fair market value of the instrument granted for these grants to consultants and vendors and to properly reflect the application of Meditech's stock based compensation policies where employees are concerned.

         The Company had recorded the option for 10,000,000 shares of common stock issued to Immune Network Research, Ltd. (see Note 5) as contingent on the signing of a definitive agreement. However, as the option was issued with no recourse to cancel or recover the option in the event the agreement was not finalized, the Company should have recognized the fair market value of the option as a charge when it was granted. The charge for the fair market value of the option was $400,000 and is included under the caption "Adjustment for corrected values attributed to stock based compensation."

         In addition, during the year ended May 31, 2000, Meditech did not record the fair market value of services provided by certain officers and directors. Meditech has restated its financial statements to include expenses relating to the fair market value of services performed where the officers were not compensated by Meditech.

         These changes have been corrected to reflect the appropriate values. Total adjustments and their relative impact on Meditech's net loss are as follows:


                                                                             Adjustment
                                                         Fair Market       for Corrected
                                                          Value of            Values
                                         Net Loss,        Services         Attributed to
                    Year Ending       as Previously       Provided          Stock-Based          Net Loss,
                      May 31,            Reported        by Officers       Compensation        as Corrected
                      -------            --------        -----------       ------------        ------------

                      2000           $    (1,002,300)   $     (126,900)     $     (20,900)    $   (1,150,100)
                      1999           $      (721,500)   $     -             $     (45,900)    $     (767,400)


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $1,150,100, $767,400, and $555,200 during the years ended May 31, 2000, 1999, and 1998, respectively. In addition, the Company had an accumulated deficit of $16,051,600 and $14,901,500 as of May 31, 2000 and 1999, respectively. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         Cash and Cash Equivalents
         -------------------------
         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

         Offering Costs
         --------------
         Offering costs arose from warrants issued to the underwriter currently involved with offerings of the Company's securities. Such costs are offset against the proceeds of such offerings upon their successful completion and are charged to operations in the event the offering is not successful.

         Revenue
         -------
         Revenue represents license fees that are recognized when earned over the period of the applicable license agreement.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


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

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts payable and accrued expenses, and accrued compensation, the carrying amounts approximate fair value due to their short maturities.

         Concentrations of Credit Risk
         -----------------------------
         The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of May 31, 2000 and 1999, uninsured portions of cash amounted to $15,000 and $0, respectively.

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended May 31, 2000 and 1999, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Accounting for Stock Options and Warrants
         -----------------------------------------
         The Company's policy is to account for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the pro forma disclosure requirements of the standard.

         Reclassifications
         -----------------
         Certain reclassifications have been made to the May 31, 1999 and 1998 financial statements to conform with the May 31, 2000 presentation.

         Comprehensive Income
         --------------------
         For the year ended May 31, 2000, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

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

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------
         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.


NOTE 4 - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

         On January 22, 1987, the Company and a 50% investor formed VRT, Inc. ("VRT"), a Nevada corporation, for the purposes of developing a marketing strategy for its products. On January 26, 1987, the Company granted certain exclusive rights to VRT to market and distribute the Company's products. The agreement expired on November 30, 1996.

         On April 30, 1987, pursuant to a merger agreement, VRT was combined with Viral, a Nevada corporation and an inactive public shell, which became the surviving corporation. In the transaction, Viral issued 15,000,000 shares of common stock to the Company and its investor for all outstanding shares of VRT. After the merger, the Company owned 37% of Viral. Viral's Board of Directors is controlled by officers and directors of the Company, whose Chief Executive Officer is the Chairman. Additionally, the companies have the same management team, and Viral is economically dependent on the Company to fund its continuing operations. Therefore, Viral has been consolidated as it is effectively controlled by the Company.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 4 - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY (Continued)

         At May 31, the assets and liabilities of Viral were as follows:


                                                            2000        1999
                                                         ---------    ---------
              Assets
                  Due from Meditech                      $ 400,000    $ 400,000
                                                         ---------    ---------

                        Total assets                     $ 400,000    $ 400,000
                                                         =========    =========

              Liabilities
                  Accounts payable                       $   5,000    $   5,000
                  Due to Meditech                          129,000      129,000
                                                         ---------    ---------

                    Total liabilities                      134,000      134,000

              Equity                                       266,000      266,000
                                                         ---------    ---------

                        Total liabilities and equity     $ 400,000    $ 400,000
                                                         =========    =========

         Amounts recorded in the minority interest on the accompanying balance sheets represent the pro-rata portion of Viral's equity attributable to minority stockholders.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         Currently, the Company uses its operating facilities, which are provided by its Chief Executive Officer, without a lease. There is no guarantee the officer will be willing to provide these facilities in the future (see Note 9).

         Employment Agreements
         ----------------------
         The Company entered into an employment agreement dated as of February 3, 2000 with its Chief Executive Officer, contingent upon completion of the offering discussed in Note 7. The agreement is for a three-year term and provides for a base salary of $150,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreement provides for a severance payment including the unearned salary for the remainder of the contract plus any prorated earned bonuses in the event of termination without cause or upon change of control. Additionally, the agreement grants options to purchase 15,950,000 shares of common stock exercisable at various prices and vesting over the course of his employment agreement.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

         Employment Agreements (Continued)
         ---------------------
         The Company entered into an employment agreement dated as of February 3, 2000 with its Chief Financial Officer, contingent upon completion of the offering discussed in Note 7. The agreement is for a three-year term providing for a base salary of $120,000 per annum for the first year and not less than $120,000 per annum during the second and third years of the agreement. In addition, the officer will be granted a total of 13,950,000 warrants exercisable at various prices and vesting over the course of the agreement. The agreement provides for a severance payment including the remainder of the base salary due under the agreement if the officer is discharged without cause or if the officer is terminated within 12 months of a change of control of the Company. The severance payment will be equal to 12 months of the current salary.

         Litigation
         ----------
         The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that these matters will have a material adverse effect on the Company's consolidated position or results of operations.

         License Agreement
         -----------------
         On February 3, 2000, the Company received $25,000 from Immune Network Research, Ltd. ("INR"), a Canadian pharmaceutical development company, under a letter of intent. The payment was made for a one-year irrevocable option granting the right to negotiate for an exclusive license for pharmaceutical applications worldwide outside of the United States. The Company then received an additional $100,000 from INR in anticipation of a definitive agreement. Under the terms of the letter, if an agreement is reached, the Company will issue an option to INR for up to 10,000,000 shares of common stock, exercisable at $0.03 per share. In return, the Company will receive royalties equal to 7% of net sales for all MTCH-24(TM) products sold and 4% of net sales for all Viraplex(R) products sold by INR. During the second quarter of 2000, the agreement was executed. The option was valued at $400,000 using the Black-Scholes option-pricing model, which has been recorded as an operating expense on the date granted.


NOTE 6 - STOCKHOLDERS' DEFICIT

         Preferred Stock
         ---------------
         The Company is authorized to issue 25,000,000 shares of its $0.001 par value preferred stock. The Company has not issued any preferred stock to date.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

         Common Stock
         ------------
         On June 30, 1983, the Company sold 4,715,000 shares of its common stock at $0.125 per share in a private offering. Total gross proceeds received from the private offering, net of $250,000 of cancelled stock subscriptions, were $589,400.

         In July and August 1983, the Company sold 12,000,000 and 1,200,000 shares, respectively, of its common stock at $0.30 per share in a public offering. Total gross proceeds received from the offering were $3,960,000.

         In December 1983, the Company sold 50,000 shares of common stock to an officer at $0.15 per share for $7,500 and recorded $6,500 in compensation expense, representing the difference between the price paid and the discounted market value of the stock at the date of issuance.

         In February 1984, the Company issued 50,000 shares of common stock to a director for services. The Company recorded $14,000 in compensation expense, representing the market value of the services at the date of issuance.

         On June 1, 1984, the Company issued 100,000 shares of common stock to its former Chief Financial Officer for services rendered during the six-month period ended May 31, 1984. Subsequently, this grant of shares was rescinded, and an option to purchase common stock was issued.

         In October 1985, the Company sold 8,000,000 shares of its common stock to its Chief Executive Officer in exchange for the settlement of an $8,000 salary obligation and a note in the amount of $1,440,000 from the officer. In December 1986, the note was cancelled and the 8,000,000 shares taken into treasury. At that date, the officer received an option to purchase 8,000,000 shares of the Company's common stock for $0.01 per share. This option was exercised in March 1989 for $80,000 in cash.

         In June 1986, the Company converted advances of $559,900 from Petro-Med, Inc. into 10,000,000 shares of common stock of the Company.

         On April 7, 1987, the Company issued 210,000 shares of common stock to two consultants for services rendered. The Company recorded $52,200 in compensation expense, representing the discounted market value of the stock at the date of issuance.

         On April 16, 1987, the Company issued 100,000 shares of common stock to three consultants for services rendered. The Company recorded $26,000 in compensation expense, representing the discounted market value of the stock at the date of issuance.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

         Common Stock (Continued)
         ------------
         During the year ended May 31, 1987, Viral issued 350,000 shares of its common stock to consultants for services valued at $296,700.

         On June 11, 1987, the Company issued 100,000 shares of common stock to a consultant for services rendered valued at $12,200.

         On October 2, 1987, the Company issued 665,000 shares of common stock to two consultants for services rendered valued at $51,100.

         On March 2, 1988, the Company issued 150,000 shares of common stock to a consultant for services rendered valued at $13,900.

         On March 17, 1988, the Company issued 25,000 shares of common stock to a consultant for services rendered valued at $3,200.

         On March 22, 1988, the Company issued 100,000 shares of common stock to a consultant for services rendered valued at $13,000.

         On May 25, 1988, the Company issued 500,000 shares of common stock to a consultant for services rendered valued at $33,900.

         During the year ended May 31, 1988, Viral sold shares of its common stock for net proceeds of $290,000.

         On March 27, 1989, the Company sold 250,000 shares of common stock for $0.10 per share for gross proceeds of $25,000.

         During the year ended May 31, 1989, the Company sold 2,506,832 shares of common stock for net proceeds of $109,400.

         During the year ended May 31, 1990, the Company sold 100,000 shares of its common stock in a private transaction for net proceeds of $3,300.

         On January 2, 1991, the Company issued 2,750,000 shares of common stock as compensation for services valued at $41,100.

         During the year ended May 31, 1992, the Company sold 2,000,000 shares of its common stock in a private transaction for net proceeds of $31,400.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

         Common Stock (Continued)
         ------------
         On July 12, 1993, the Company issued 5,700,000 shares of its common stock to employees as compensation and for relief of certain accrued salaries. The aggregate value of the compensation was $151,000, which included forgiveness of $90,450 of accrued payroll.

         On July 12, 1993, the Company issued 1,685,300 shares of common stock to consultants for services valued at $64,800.

         During the year ended May 31, 1994, the Company committed certain stock to a consultant for services. The services were performed through the year ended May 31, 1997. The Company issued 3,360,300 shares of stock on July 11, 1996 and recognized consulting expense in the amount of $92,400 during the year ended May 31, 1997. Consulting expense related to years prior to May 31, 1997 was immaterial.

         On July 11, 1996, the Company issued 11,980,000 shares of common stock to employees for services and recognized $334,900 in compensation expense.

         On July 9, 1998, the Company issued 3,500,000 shares of common stock to employees for a total of $123,500 in compensation for services.

         On July 9, 1998, the Company issued 1,300,000 shares of common stock to consultants for a total of $53,000 in compensation for services.

         During the year ended May 31, 2000, the Company issued 450,000 shares of common stock to employees for compensation. The shares were valued at $11,250.

         During the year ended May 31, 2000, the Company issued 1,400,000 shares of common stock to vendors for services rendered. In connection with the issuance, the company recorded $75,000 in consulting expense.

         During the year ended May 31, 2000, holders of 5,000,000 employee options exercised their options to purchase common stock for forgiveness of $50,000 of accrued compensation, which represented the exercise price of the options.

         During the year ended May 31, 2000, holders of 500,000 options exercised their option to purchase common stock for a subscription receivable of $10,000.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

         Stock Purchase Warrants and Options
         -----------------------------------
         During the year ended May 31, 1985, the Company issued options to purchase 480,000 shares of common stock at various exercise prices to employees and consultants of the Company. The fair market value of the options was immaterial. None of these options were exercised, and all have expired.

         On August 16, 1985, the Company issued options to purchase 1,600,000 shares of its common stock at $0.023 per share to employees of the Company. These options were issued at an exercise price that approximated market, and as such, no compensation expense was recorded. All of these options have expired.

         On October 28, 1985, the Company issued options to purchase 8,000,000 shares of its common stock at $0.01 per share in connection with the cancellation of a subscription receivable to its Chief Executive Officer. Related to these options, the Company recognized compensation expense in the amount of $104,000.

         On February 27, 1986, the Company issued options to purchase 50,000 shares of its common stock at the average of the bid/ask price on the date of exercise to a consultant of the Company. Additionally, during the year ended May 31, 1986, the Company issued options to purchase 462,000 shares of its common stock to various consultants at exercise prices ranging from $0.001 to $0.023 per share. The total consulting expense recognized in connection with these options was $56,200. All of these options have expired or been exercised.

         During the year ended May 31, 1987, the Company issued options to purchase 1,675,000 shares of its common stock to employees of the Company. These options were issued with an exercise price that approximated the fair market value of the underlying common stock, and as such, no compensation expense was recognized. All of these options have expired.

         During the year ended May 31, 1987, the Company issued options to purchase 975,000 shares of its common stock to consultants of the Company at exercise prices ranging from $0.01 to $0.08 per share. In connection with these options, the Company recognized consulting expense of $42,200. All of these options have expired.

         During the year ended May 31, 1987, the Company's consolidated subsidiary issued stock options to purchase 350,000 shares of Viral's common stock at various exercise prices to consultants for services valued at $190,400. All of these options have expired.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

         Stock Purchase Warrants and Options (Continued)
         -----------------------------------
         During the year ended May 31, 1988, the Company issued options to purchase 550,000 shares of its common stock at exercise prices ranging from $0.05 to $0.15 per share to consultants for services rendered. In connection with these options, the Company recognized consulting expense in the amount of $13,800. All of these options have expired.

         During the year ended May 31, 1989, the Company issued options to purchase 450,000 shares of its common stock at exercise prices ranging from $0.01 to $0.07 per share to consultants for services rendered. In connection with these options, the Company recognized consulting expense in the amount of $15,600. All of these options have expired.

         During the year ended May 31, 1990, the Company issued options to purchase 100,000 shares of its common stock at an exercise price of $0.06 per share to two consultants for services rendered. In connection with these options, the Company recognized consulting expense in the amount of $7,300. All of these options have expired.

         On January 17, 2000, the Company issued options to purchase 5,000,000 shares of common stock to employees and stockholders of the Company. The options are exercisable at $0.21 per share for 2,500,000 options and $0.05 per share for 2,500,000 options and expire on February 3, 2007. The Company recognized $15,435 as compensation expense related to these options.

         On February 1, 2000, the Company issued to employees of the Company options to purchase 700,000 shares of common stock exercisable at $0.21 per share, vesting immediately and expiring on May 1, 2007. No compensation expense was recognized as the exercise price at the time of the grant approximated the fair market value of the stock at the date of grant.

         On February 1, 2000, the Company issued options to purchase 900,000 shares of its common stock to consultants of the Company. The options are exercisable at $0.21 per share and expire on May 31, 2006. Related to these options, the Company recognized $27,000 in compensation expense, which represents the fair market value of the options at the date of grant.

         On February 1, 2000, the Company issued options to purchase 50,000 shares of its common stock to a consultant of the Company. The options are exercisable at $0.05 per share and expire on May 1, 2007. Related to these options, the Company recognized consulting expense of $2,000.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

         Stock Purchase Warrants and Options (Continued)
         -----------------------------------
         On May 16, 2000, the Company issued warrants to purchase 7,000,000 shares of common stock as a condition of entering into the investment agreement described in Note 7. The warrants are exercisable immediately at $0.03 per share and expire in 10 years. The warrants are valued at $2,380,000 and represent offering costs. When the transaction closes, it will be reflected as a reduction in the net proceeds from the offering or, if the transaction is aborted, will be charged to operations.

         During the year ended May 31, 2000, the Company issued options to purchase 5,800,000 shares of common stock exercisable at $0.01 per share, vesting immediately and expiring on May 31, 2006 to employees of the Company. Related to these options, the Company recognized $20,000 of compensation expense, which represents the intrinsic value of the options. As of May 31, 2000, options representing 300,000 shares of stock remained unexercised.

         Employee Stock Option Transactions
         ---------------------------------
         The Company has no formal stock option plan. The following summarizes all transactions for the year ended May 31, 2000 involving the Company's common stock purchase options issued to employees. (The Company did not have any transactions during the years ended May 31, 1999, 1998, and 1997):

                                                                                         Weighted-
                                                                                         Average
                                                                         Number          Exercise
                                                                       of Options           Price
                                                                     ---------------    -------------

             Outstanding, May 31, 1997, 1998, and 1999                             -     $       -
                 Granted                                                  11,500,000     $    0.08
                 Exercised                                                (5,500,000)    $    0.01
                                                                     ---------------

                      Outstanding, May 31, 2000                            6,000,000     $    0.15
                                                                     ===============

                      Exercisable, May 31, 2000                            6,000,000     $    0.15
                                                                     ===============



         The weighted-average remaining contractual life of the options outstanding at May 31, 2000 is six years. The exercise prices for the options outstanding at May 31, 2000 ranged from $0.01 to $0.21.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

         Employee Stock Option Transactions (Continued)
         ----------------------------------
         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share for the years ended May 31, 2000 and 1999 would be reduced to the pro forma amounts indicated below:

                                                            May 31,
                                                ------------------------------
                                                      2000           1999
                                                ---------------  -------------
              Net loss
                As reported                     $    (1,150,100) $   (767,400)
                Pro forma                       $    (1,326,100) $   (767,400)
              Loss per common share
                As reported                     $         (0.01) $      (0.01)
                Pro forma                       $         (0.01) $      (0.01)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended May 31, 2000: dividend yield of 0%; expected volatility of 90%; risk-free interest rate of 5.8%; and expected life of five years. The weighted-average fair value of options granted during the year ended May 31, 2000 was $0.02, and the weighted-average exercise price was $0.08.

         For options granted during the year ended May 31, 2000 where the exercise price was greater than the stock price at the date of grant, the weighted-average fair value of such options was $0.03, and the weighted-average exercise price of such options was $0.21. For options granted during the year ended May 31, 2000 where the exercise price was less than the stock price at the date of grant, the weighted-average fair value of such options was $0.16, and the weighted-average exercise price of such options was $0.18. No options were issued during the year ended May 31, 2000 where the exercise price equaled the stock price at the date of grant.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

         Employee Stock Option Transactions (Continued)
         ----------------------------------
         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


NOTE 7 - INVESTMENT AGREEMENT

         On June 30, 2000, and subsequently amended on February 15, 2001 Company entered into an investment agreement with Swartz Private Equiary, LLC ("Swartz"). The investment agreement entitles the Company to issue and sell common stock to Swartz in the form of put rights for up to an aggregate of $30,000,000 from time to time during a three-year period beginning on the date of an effective registration statement.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 7 - INVESTMENT AGREEMENT (Continued)

         Further, under the provisions of the agreement, during the term of the investment agreement and for a period of one year thereafter, the Company is prohibited from engaging in certain financing transactions involving the Company's equity securities.


NOTE 8 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following at May 2000, 1999, and 1998:


                                                                2000            1999           1998
                                                            --------------  -------------  --------------
              Deferred tax assets
                Reserve for finance charges                 $      400,000  $     380,000  $      360,000
                Accrued compensation                             1,100,000      1,086,800         990,500
                Interest on related party advances               1,010,000        889,900         770,700
              Operating losses                                   1,629,000      2,393,500       2,805,600
              Valuation allowance                               (4,139,000)    (4,750,200)     (4,926,800)
                                                            --------------  -------------  --------------

                  Net deferred tax asset                    $            -  $           -  $            -
                                                            ==============  =============  ==============


         The federal operating loss carryforwards at May 31, 2000 were approximately $4,525,000.


NOTE 9 - RELATED PARTY TRANSACTIONS

         Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At May 31, 2000, 1999, and 1998, the Company maintained short-term advances from affiliates of $3,603,800, $3,294,700, and $3,011,700, respectively.
         Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Interest expense on the advances was $309,000, $283,000, and $258,200 for the years ended May 31, 2000, 1999, and 1998, respectively.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    May 31, 2000

--------------------------------------------------------------------------------


NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

         At May 31, 2000 and 1999, the Company maintained unsecured advances from stockholders in the amount of $43,500 and $36,985, respectively. The advances are unsecured, non-interest-bearing, and are payable on demand.

         Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At May 31, 2000 and 1999, the aggregate amount of accrued compensation was $2,787,100 and $2,717,000, respectively.

         The Company has entered into certain employment agreements with its officers and stockholders (see Note 5).

         The Company maintains its primary place of business in facilities owned by the Chief Executive Officer (see Note 5). In addition, the Company has not paid compensation to its officers for the year ended
         May 31, 2000. Related to these services, the Company has recorded expenses in the amount of $126,900 for the year ended May 31, 2000, which have been reflected as an increase in additional paid-in capital.


NOTE 10 - YEAR 2000 ISSUE

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

         Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that the suppliers have all taken the necessary steps to prevent any service interruption that may affect the Company.



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
                              Of Period                                Off
-----------------------------------------------------------------------------------------------------


Mas
Industries, Inc. 6/1/99 to      $250            -             -          -     $250           -
                   5/31/00

                 6/1/98 to      $250            -             -          -     $250           -
                   5/31/99

                 6/1/97 to      $250            -             -          -     $250           -
                   5/31/98

Skin Control     6/1/99 to      $900            -             -          -     $900           -
Systems, Inc.      5/31/00

                 6/1/98 to      $900            -             -          -     $900           -
                   5/31/99

                 6/1/97 to      $900            -             -          -     $900           -
                   5/31/98

JCR             6/1/99 to       $100            -             -          -     $100           -
Marketing, Inc.   5/31/00

                6/1/98 to       $100            -             -          -     $100           -
                  5/31/99

                6/1/97 to       $100            -             -          -     $100           -
                  5/31/98


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

Year Ended May 31, 1998
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