Form 10QSB/A
period 1996-08-31
MEDITECH PHARMACEUTICALS INC
filed 2001-03-14
CIK 717588

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

                        For Quarter Ended August 31, 1996

                                       or

        ( ) Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the transition period from ______ to _______

                           Commission File No. 0-12561

                         Meditech Pharmaceuticals, Inc.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

           Nevada                                              95-3819300
           ------                                              ----------
 State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                           Identification No.)

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the lasts practicable date.

123,063,432 shares of $.001 par value common stock, as of August 31, 1996

Transactional small business disclosure format (check one): Yes [ ]  No [X]


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                     AUGUST 31, 1996 (UNAUDITED)

--------------------------------------------------------------------------------


                                                                          Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets                                  1

     Condensed Consolidated Statements of Operations                        2

     Condensed Consolidated Statements of Cash Flows                      3 - 4

     Notes to Condensed Consolidated Financial Statements                5 - 11

                                                    MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                    (DEVELOPMENT STAGE COMPANIES)
                                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     MAY 31, 1996 AND AUGUST 31, 1996 (UNAUDITED)

-------------------------------------------------------------------------------------------------

                                              ASSETS
                                                                      August 31,       May 31,
                                                                         1996            1996
                                                                    -------------   -------------
                                                                     (unaudited)
CURRENT ASSETS
     Cash                                                           $      4,600    $          -
     Prepaid expenses                                                        600             600
                                                                    -------------   -------------
         Total current assets                                              5,200             600

OTHER ASSETS                                                                 400             500
                                                                    -------------   -------------
                      TOTAL CURRENT ASSETS                          $      5,600    $      1,100
                                                                    =============   =============


                              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $  1,515,585    $  1,289,985
     Accrued compensation                                              1,850,800       1,995,600
     Advances from affiliates                                          2,552,400       2,514,200
     Advances from stockholders                                           22,000          22,000
     Loan payable                                                         71,000          71,000
                                                                    -------------   -------------
         Total current liabilities                                     6,011,785       5,892,785
                                                                    -------------   -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             191,300         191,300
                                                                    -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         25,000,000 shares authorized
         0 (unaudited) and 0 issued and outstanding                            -               -
     Common stock, $0.001 par value
         400,000,000 shares authorized
         123,063,432 (unaudited) and 109,223,132
         shares issued and outstanding                                   123,100         109,300
     Additional paid-in capital                                        6,809,415       6,429,215
     Accumulated deficit                                             (13,130,000)    (12,621,500)
                                                                    -------------   -------------
                  Total stockholders' deficit                         (6,197,485)     (6,082,985)
                                                                    -------------   -------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $      5,600    $      1,100
                                                                    =============   =============

            The accompanying notes are an integral part of these financial statements.

                                                1

                                                MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                (DEVELOPMENT STAGE COMPANIES)
                                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995 (UNAUDITED) AND
                   FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO AUGUST 31, 1996 (UNAUDITED)

---------------------------------------------------------------------------------------------

                                                                                   For the
                                                                                 Period from
                                                         For the                    May 4,
                                                   Three Months Ended               1982
                                                        August 31,             (Inception) to
                                             -------------------------------     August 31,
                                                  1996             1995             1996
                                             --------------   --------------   --------------
                                              (unaudited)      (unaudited)      (unaudited)
OPERATING EXPENSES
   Research and development                  $           -    $           -    $   1,837,100
   General and administrative                      451,400           60,800        9,651,700
   Aborted stock offering costs                          -                -          325,400
                                             --------------   --------------   --------------
     Total operating expenses                      451,400           60,800       11,814,200
                                             --------------   --------------   --------------

LOSS BEFORE OTHER INCOME (EXPENSE)                (451,400)         (60,800)     (11,814,200)
                                             --------------   --------------   --------------

OTHER INCOME (EXPENSE)
   Interest expense                                (57,100)         (53,000)      (2,019,700)
   Interest income                                       -                -          298,500
   Other income, net                                     -                -           75,600
                                             --------------   --------------   --------------
     Total other income (expense)                  (57,100)         (53,000)      (1,645,600)
                                             --------------   --------------   --------------

LOSS BEFORE MINORITY INTEREST IN LOSSES OF
   SUBSIDIARY                                     (508,500)        (113,800)     (13,459,800)

MINORITY INTEREST IN LOSSES OF SUBSIDIARY                -                -          329,800
                                             --------------   --------------   --------------

NET LOSS                                     $    (508,500)   $    (113,800)   $ (13,130,000)
                                             ==============   ==============   ==============

BASIC AND DILUTED LOSS PER SHARE             $       (0.01)   $       (0.01)   $       (0.15)
                                             ==============   ==============   ==============

WEIGHTED-AVERAGE SHARES OUTSTANDING            117,045,910      109,223,132       90,312,222
                                             ==============   ==============   ==============

          The accompanying notes are an integral part of these financial statements.

                                              2

                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995 (UNAUDITED) AND
                          FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO AUGUST 31, 1996 (UNAUDITED)

----------------------------------------------------------------------------------------------------

                                                                                          For the
                                                                                        Period from
                                                                 For the                   May 4,
                                                           Three Months Ended              1982
                                                                August 31,            (Inception) to
                                                      -----------------------------     August 31,
                                                           1996            1995            1996
                                                      -------------   -------------   -------------
                                                       (unaudited)     (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $   (508,500)   $   (113,800)   $(13,130,000)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization                           100             100         135,200
       Stock-based expenses                                394,000               -       1,631,900
       Minority interest in losses of subsidiary                 -               -        (329,800)
       Accrued interest on advances from affiliates         57,100          53,000       1,504,500
   Increase in
     Prepaid expenses                                            -               -            (600)
   Increase (decrease) in
     Accounts payable and accrued expenses                 225,600          10,200       1,515,285
     Accrued compensation                                 (144,800)         51,300       1,850,800
                                                      -------------   -------------   -------------

Net cash provided by (used in) operating activities         23,500             800      (6,822,715)
                                                      -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                           -               -        (135,600)
                                                      -------------   -------------   -------------

Net cash used in investing activities                            -               -        (135,600)
                                                      -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances, net                             (18,900)           (800)      2,207,515
   Proceeds from loan payable                                    -               -          71,000
   Proceeds from sale of stock, net                              -               -       4,684,400
                                                      -------------   -------------   -------------

Net cash provided by (used in) financing activities        (18,900)           (800)      6,962,915
                                                      -------------   -------------   -------------

Net increase in cash                                         4,600               -           4,600

CASH, BEGINNING OF PERIOD                                        -               -               -
                                                      -------------   -------------   -------------

CASH, END OF PERIOD                                   $      4,600    $          -    $      4,600
                                                      =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                                 3

                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995 (UNAUDITED) AND
                          FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO AUGUST 31, 1996 (UNAUDITED)

----------------------------------------------------------------------------------------------------

                                                                                          For the
                                                                                        Period from
                                                                 For the                   May 4,
                                                           Three Months Ended              1982
                                                                August 31,            (Inception) to
                                                      -----------------------------     August 31,
                                                           1996            1995            1996
                                                      -------------   -------------   -------------
                                                       (unaudited)     (unaudited)     (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                      $          -    $          -    $          -
                                                      =============   =============   =============

   INCOME TAXES PAID                                  $          -    $          -    $          -
                                                      =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                                 4

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1996 AND AUGUST 31, 1996 (UNAUDITED)

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Basis of Presentation
         ---------------------
         The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year ending May 31, 1997.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1996 AND AUGUST 31, 1996 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended August 31, 1996 and 1995, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1996 AND AUGUST 31, 1996 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 3 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         Currently, the Company uses its operating facilities, which are provided by its Chief Executive Officer, without a lease. There is no guarantee the officer will be willing to provide these facilities in the future (see Note 5).

         Litigation
         ----------
         The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that these matters will have a material adverse effect on the Company's consolidated position or results of operations.


NOTE 4 - CAPITAL TRANSACTIONS

         On July 11, 1996, the Company issued 11,980,000 shares of common stock to employees and 1,860,300 shares to vendors for services and recognized an aggregate of $394,000 in stock-based expense.


NOTE 5 - RELATED PARTY TRANSACTIONS

         Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At May 31, 1996 and August 31, 1996, the Company maintained short-term advances from affiliates of $2,514,200 and $2,552,400 (unaudited), respectively. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance.

         Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At August 31, 1996, the aggregate amount of accrued compensation was $1,850,800 (unaudited).

         The Company has entered into certain employment agreements with its officers and stockholders (see Note 6).

         The Company maintains its primary place of business in facilities owned by the Chief Executive Officer. Expenses associated with the facilities are immaterial. As such, no expense has been recorded by the Company.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1996 AND AUGUST 31, 1996 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 6 - SUBSEQUENT EVENTS

         Common Stock Transactions
         -------------------------
         On July 9, 1998, the Company issued 3,500,000 shares of common stock to employees for a total of $123,500 in compensation for services.

         On July 9, 1998, the Company issued 1,300,000 shares of common stock to consultants for a total of $53,000 in compensation for services.

         During the three months ended August 31, 1999, the Company issued 450,000 shares of common stock to employees for compensation. The shares were valued at $11,250.

         During the three months ended August 31, 1999, the Company issued 1,400,000 shares of common stock to vendors for services rendered. In connection with the issuance, the Company recorded $75,000 in consulting expense.

         During the three months ended August 31, 1999, holders of 5,000,000 employee options exercised their options to purchase common stock for forgiveness of $50,000 of accrued compensation, which represented the exercise price of the options.

         During the three months ended August 31, 1999, holders of 500,000 options exercised their option to purchase common stock for a subscription receivable of $10,000.

         Stock Purchase Warrants and Options
         -----------------------------------
         On January 17, 2000, the Company issued options to purchase 5,000,000 shares of common stock to employees and stockholders of the Company. The options are exercisable at $0.21 per share for 2,500,000 options and $0.05 per share for 2,500,000 options and expire on February 3, 2007. The Company recognized $15,435 as compensation expense related to these options.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1996 AND AUGUST 31, 1996 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 6 - SUBSEQUENT EVENTS (CONTINUED)

         Stock Purchase Warrants and Options (Continued)
         -----------------------------------
         On February 1, 2000, the Company issued options to purchase 50,000 shares of its common stock to a consultant of the Company. The options are exercisable at $0.05 per share and expire on May 1, 2007. Related to these options, the Company recognized consulting expense of $2,000.

         On May 16, 2000, the Company issued warrants to purchase 7,000,000 shares of common stock as a condition of entering into an investment agreement. The warrants are exercisable immediately at $0.03 per share and expire in 10 years. The warrants are valued at $2,380,000 and represent offering costs. When the transaction closes, it will be reflected as a reduction in the net proceeds from the offering or, if the transaction is aborted, will be charged to operations.

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

         Employment Agreements
         ---------------------
         The Company entered into an employment agreement dated as of February 3, 2000 with its Chief Executive Officer, contingent upon completion of an offering. The agreement is for a three-year term and provides for a base salary of $150,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreement provides for a severance payment including the unearned salary for the remainder of the contract plus any prorated earned bonuses in the event of termination without cause or upon change of control. Additionally, the agreement grants options to purchase 15,950,000 shares of common stock exercisable at various prices and vesting over the course of his employment agreement.

         The Company entered into an employment agreement dated as of February 3, 2000 with its Chief Financial Officer, contingent upon completion of an offering. The agreement is for a three-year term providing for a base salary of $120,000 per annum for the first year and not less than $120,000 per annum during the second and third years of the agreement. In addition, the officer will be granted a total of 13,950,000 warrants exercisable at various prices and vesting over the course of the agreement. The agreement provides for a severance payment including the remainder of the base salary due under the agreement if the officer is discharged without cause or if the officer is terminated within 12 months of a change of control of the Company. The severance payment will be equal to 12 months of the current salary.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1996 AND AUGUST 31, 1996 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 6 - SUBSEQUENT EVENTS (CONTINUED)

         License Agreement
         -----------------
         On March 24, 2000, the Company received $25,000 from Immune Network Research, Ltd. ("INR"), a Canadian pharmaceutical development company, under a letter of intent. The payment was made for a one-year irrevocable option granting the right to negotiate for an exclusive license for pharmaceutical applications worldwide outside of the United States. The Company then received an additional $100,000 from INR in anticipation of a definitive agreement. Under the terms of the letter, the Company issued a one-year option to INR for 10,000,000 shares of common stock, immediately exercisable at $0.03 per share. In return, the Company will receive royalties equal to 7% of net sales for all MTCH-24(TM) products sold and 4% of net sales for all Viraplex(R) products sold by INR. During the second quarter of 2000, the agreement was executed. The option was valued at $400,000, using the Black-Scholes option-pricing model, which has been recorded as an operating expense on the date granted.

         During the three months ended November 30, 2000, INR exercised options to purchase 3,333,333 shares of common stock and paid $100,000 to the Company.

         Investment Agreement
         --------------------
         On June 30, 2000 and subsequently amended on February 15, 2001, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz"). The investment agreement entitles the Company to issue and sell common stock to Swartz in the form of put rights for up to an aggregate of $30,000,000 from time to time during a three-year period beginning on the date of an effective registration statement.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1996 AND AUGUST 31, 1996 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 6 - SUBSEQUENT EVENTS (CONTINUED)

         Investment Agreement (Continued)
         --------------------
         For each common share, Swartz will pay the Company the lesser of (i) the market price for such put, minus $0.075 or (ii) 91% of the market price for the put. This may be construed as a below-market issuance of securities and could result in significant charges to the Company's earnings.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995.

         REVENUES. There were no revenues for the three months ended August 31, 1996, nor were there any revenues for the three months ended August 31, 1995.

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

         RESEARCH AND DEVELOPMENT COSTS. There were no research and development costs for the three months ended August 31, 1996 or August 31, 1995.

         GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $451,400 for the three months ended August 31, 1996, as compared with $60,800 for the three months ended August 31, 1995. The increase was primarily due to stock based compensation issued to employees and vendors for services in the amount of $394,000 in the three months ended August 31, 1996.

         INTEREST EXPENSE. Interest expense was $57,100 for the three months ended August 31, 1996 as compared to $53,000 for the three months ended August 31, 1995. This increase was due to the additional debt incurred in 1996. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

         NET LOSS. Net loss was $508,500 for the three months ended August 31, 1996 as compared to $113,800 for the three months ended August 31, 1995. The increase in net loss was due to the stock based compensation issued to employees and vendors for services in the amount of $394,000 in the three months ended August 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations and investments in property and equipment through cash from equity financings.

         Our cash and cash equivalents were $4,600 at August 31, 1996 (up from $0 at August 31, 1995). Cash was augmented at August 31, 1996 by net proceeds from financing activities in fiscal year 1996.

         Net cash provided by operations in the three months ended August 31, 1996 was $23,500 compared to $800 in the three months ended August 31, 1995.

         Net cash used in investing activities was $0 for the three months ended August 31, 1996 and 1995.

         Net cash used in financing activities in the three months ended August 31, 1996 was $18,900 compared to $800 in the three months ended August 31, 1996.

         On March 24, 2000, the Company received $25,000 from Immune Network Research, Ltd. ("INR"), a Canadian pharmaceutical development company, under a letter of intent. The payment was made for a one-year irrevocable option granting the right to negotiate for an exclusive license for pharmaceutical applications worldwide outside of the United States. The Company then received an additional $100,000 from INR in anticipation of a definitive agreement. Under the terms of the letter, the Company issued a one-year option to INR for 10,000,000 shares of common stock, immediately exercisable at $0.03 per share. In return, the Company will receive royalties equal to 7% of net sales for all MTCH-24(TM) products sold and 4% of net sales for all Viraplex(R) products sold by INR. During the second quarter of 2000, the agreement was executed. The option was valued at $400,000, using the Black-Scholes option-pricing model, which has been recorded as an operating expense on the date granted.

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

                                           Meditech Pharmaceuticals, Inc.
                                           (Registrant)

Dated ____________________                 By: /s/ Cynthia S. Kern
                                           -----------------------------------
                                           Cynthia S. Kern, President