Form 10QSB/A
period 1998-11-30
MEDITECH PHARMACEUTICALS INC
filed 2001-03-14
CIK 717588

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

                        For Quarter Ended November 30, 1998

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                   NOVEMBER 30, 1998 (UNAUDITED)

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

                                                    MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                    (DEVELOPMENT STAGE COMPANIES)
                                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   MAY 31, 1998 AND NOVEMBER 30, 1998 (UNAUDITED)

-------------------------------------------------------------------------------------------------

                                              ASSET
                                                                     November 30,      May 31,
                                                                         1998            1998
                                                                    -------------   -------------
                                                                     (unaudited)
CURRENT ASSETS
     Prepaid expenses                                               $        600    $        600
                                                                    -------------   -------------

                      TOTAL CURRENT ASSETS                          $        600    $        600
                                                                    =============   =============


                              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $  1,385,685    $  1,389,885
     Accrued compensation                                              2,596,000       2,476,200
     Advances from affiliates                                          3,117,300       3,011,700
     Advances from stockholders                                           32,900          28,800
     Loan payable                                                         71,000          71,000
                                                                    -------------   -------------

         Total current liabilities                                     7,202,885       6,977,585
                                                                    -------------   -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             191,300         191,300
                                                                    -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         25,000,000 shares authorized
         0 (unaudited) and 0 issued and outstanding                            -               -
     Common stock, $0.001 par value
         400,000,000 shares authorized
         129,363,432 (unaudited) and 124,563,432
              shares issued and outstanding                              129,400         124,600
     Additional paid-in capital                                        7,012,915       6,841,215
     Accumulated deficit                                             (14,535,900)    (14,134,100)
                                                                    -------------   -------------

                  Total stockholders' deficit                         (7,393,585)     (7,168,285)
                                                                    -------------   -------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $        600    $        600
                                                                    =============   =============

            The accompanying notes are an integral part of these financial statements.

                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997 (UNAUDITED) AND
                                        FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOVEMBER 30, 1998 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                      Period from
                                                                                                         May 4,
                                 For the Three Months Ended           For the Six Months Ended           1982
                                         November 30,                        November 30,            (Inception) to
                             ----------------------------------  ---------------------------------    November 30,
                                   1998              1997             1998              1997             1998
                             ----------------  ----------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)       (unaudited)       (unaudited)      (unaudited)
OPERATING EXPENSES
   Research and
     development             $             -   $             -   $             -   $            -   $     1,837,100
   General and
     administrative                   61,400            60,600           263,300          122,500        10,481,900
   Aborted stock
     offering costs                        -                 -                 -                -           325,400
                             ----------------  ----------------  ----------------  ---------------  ----------------

Total operating
   expenses                           61,400            60,600           263,300          122,500        12,644,400
                             ----------------  ----------------  ----------------  ---------------  ----------------

LOSS BEFORE OTHER
   INCOME (EXPENSE)                  (61,400)          (60,600)         (263,300)        (122,500)      (12,644,400)
                             ----------------  ----------------  ----------------  ---------------  ----------------

OTHER INCOME
   (EXPENSE)
     Interest expense                (70,200)          (63,800)         (138,500)        (126,200)       (2,595,400)
     Interest income                       -                 -                 -                -           298,500
     Other income, net                     -                 -                 -                -            75,600
                             ----------------  ----------------  ----------------  ---------------  ----------------

Total other income
   (expense)                        (70,200)          (63,800)         (138,500)        (126,200)       (2,221,300)
                             ---------------   ---------------  ----------------  ---------------  ----------------

LOSS BEFORE MINORITY
   INTEREST IN LOSSES
   OF SUBSIDIARY                    (131,600)         (124,400)         (401,800)        (248,700)      (14,885,700)

MINORITY INTEREST IN
   LOSSES OF
   SUBSIDIARY                              -                 -                 -                -           329,800
                             ----------------  ----------------  ----------------  ---------------  ----------------

NET LOSS                     $      (131,600)  $      (124,400)  $      (401,800)  $     (248,700)  $   (14,535,900)
                             ================  ================  ================  ===============  ================

                     The accompanying notes are an integral part of these financial statements.

                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997 (UNAUDITED) AND
                                        FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOVEMBER 30, 1998 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                      Period from
                                                                                                         May 4,
                                 For the Three Months Ended           For the Six Months Ended           1982
                                         November 30,                        November 30,            (Inception) to
                             ----------------------------------  ---------------------------------    November 30,
                                   1998              1997             1998              1997             1998
                             ----------------  ----------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)       (unaudited)       (unaudited)      (unaudited)
BASIC AND DILUTED LOSS
   PER SHARE                 $         (0.01)  $         (0.01)  $         (0.01)  $        (0.01)  $         (0.15)
                             ================  ================  ================  ===============  ================

WEIGHTED-AVERAGE
   SHARES
   OUTSTANDING                   129,363,432       124,563,432       128,261,793      124,563,432        95,331,330
                             ================  ================  ================  ===============  ================

                     The accompanying notes are an integral part of these financial statements.

                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997 (UNAUDITED) AND
                       FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOVEMBER 30, 1998 (UNAUDITED)

---------------------------------------------------------------------------------------------------

                                                                                         For the
                                                                                       Period from
                                                                                          May 4,
                                                        For the Six Months Ended         1982
                                                                November 30,          (Inception) to
                                                      -----------------------------    November 30,
                                                           1998            1997           1998
                                                      -------------   -------------   -------------
                                                       (unaudited)     (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $   (401,800)   $   (248,700)   $(14,535,900)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization                             -               -         135,600
       Stock-based expenses                                171,700               -       1,836,900
       Minority interest in losses of subsidiary                 -               -        (329,800)
       Accrued interest on advances from affiliates        138,500         126,200       2,080,300
   Increase in
     Prepaid expenses                                            -               -            (600)
   Increase (decrease) in
     Accounts payable and accrued expenses                  (6,100)         25,100       1,383,685
     Accrued compensation                                  121,800         119,600       2,598,000
                                                      -------------   -------------   -------------

Net cash provided by (used in) operating activities         24,100          22,200      (6,831,815)
                                                      -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                           -               -        (135,600)
                                                      -------------   -------------   -------------
Net cash used in investing activities                            -               -        (135,600)
                                                      -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances, net                             (28,900)        (22,200)      2,207,215
   Proceeds from loan payable                                    -               -          71,000
   Proceeds from sale of stock, net                          4,800               -       4,689,200
                                                      -------------   -------------   -------------

Net cash provided by (used in) financing activities        (24,100)        (22,200)      6,967,415
                                                      -------------   -------------   -------------

Net increase in cash                                             -               -               -

CASH, BEGINNING OF PERIOD                                        -               -               -
                                                      -------------   -------------   -------------

CASH, END OF PERIOD                                   $          -    $          -    $          -
                                                      =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997 (UNAUDITED) AND
                       FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOVEMBER 30, 1998 (UNAUDITED)

---------------------------------------------------------------------------------------------------

                                                                                         For the
                                                                                       Period from
                                                                                          May 4,
                                                        For the Six Months Ended         1982
                                                                November 30,          (Inception) to
                                                      -----------------------------    November 30,
                                                           1998            1997           1998
                                                      -------------   -------------   -------------
                                                       (unaudited)     (unaudited)     (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                      $          -    $          -    $          -
                                                      =============   =============   =============

   INCOME TAXES PAID                                  $          -    $          -    $          -
                                                      =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND NOVEMBER 30, 1998 (UNAUDITED)

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

         Basis of Presentation
         ---------------------
         The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year ending May 31, 1999.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND NOVEMBER 30, 1998 (UNAUDITED)

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

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended November 30, 1998 and 1997, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND NOVEMBER 30, 1998 (UNAUDITED)

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


NOTE 4 - RELATED PARTY TRANSACTIONS

         Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At May 31, 1998 and November 30, 1998, the Company maintained short-term advances from affiliates of $3,011,700 and $3,117,300 (unaudited), respectively. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance.

         Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At November 30, 1998, the aggregate amount of accrued compensation was $2,596,000 (unaudited).

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND NOVEMBER 30, 1998 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 5 - SUBSEQUENT EVENTS

         Common Stock Transactions
         -------------------------
         During the three months ended August 31, 1999, holders of 5,000,000 employee options exercised their options to purchase common stock for forgiveness of $50,000 of accrued compensation, which represented the exercise price of the options.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND NOVEMBER 30, 1998 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 5 - SUBSEQUENT EVENTS (CONTINUED)

         Stock Purchase Warrants and Options (Continued)
         -----------------------------------
         During the year ended May 31, 2000, the Company issued options to purchase 5,800,000 shares of common stock exercisable at $0.01 per share, vesting immediately and expiring on May 31, 2006 to employees of the Company. Related to these options, the Company recognized $20,000 of compensation expense, which represents the intrinsic value of the options. As of May 31, 2000, options representing 300,000 shares of stock remained unexercised.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND NOVEMBER 30, 1998 (UNAUDITED)

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND NOVEMBER 30, 1998 (UNAUDITED)

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997.

         REVENUES. There were no revenues for the three months ended November 30, 1998, nor were there any revenues for the three months ended November 30, 1997.

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

         RESEARCH AND DEVELOPMENT COSTS. There were no research and development costs for the three months ended November 30, 1998 or November 30, 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $61,400 for the three months ended November 30, 1998, as compared with $60,600 for the three months ended November 30, 1997.

         INTEREST EXPENSE. Interest expense was $70,200 for the three months ended November 30, 1998 as compared to $63,800 for the three months ended November 30, 1997. This increase was due to the additional debt incurred in 1998. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

         NET LOSS. Net loss was $131,600 for the three months ended November 30, 1998 as compared to $124,400 for the three months ended November 30, 1997. The increase in net loss was due to the increase in interest expense in 1998.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997.

         REVENUES. There were no revenues during the six months ended November 30, 1998 (the "1998 Period") nor were there any revenues for the six months ended November 30, 1997 (the "1997 Period").

         RESEARCH AND DEVELOPMENT COSTS. There were no research and development costs for the 1998 Period or for the 1997 Period.

         GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $263,300 for the 1998 Period, as compared with $122,500 for the 1997 Period. The increase was primarily due to stock-based compensation expense of $176,500 recorded in the 1998 Period as compared $0 in the 1997 Period. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

         INTEREST EXPENSE. Interest expense was $138,500 for the 1998 Period as compared to $126,200 for the 1997 Period. This increase was due to the additional debt incurred in the 1998 Period. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

         NET LOSS. Net loss was $401,800 in the 1998 Period compared to $248,700 in the 1997 Period. The increase was primarily due to the $176,500 increase in stock-based compensation expense from the 1998 Period to the 1997 Period.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

         Our cash and cash equivalents were $0 at November 30, 1998 and November 30, 1997.

         Net cash provided by operations in the 1998 Period was $24,100 compared to $22,200 in the 1997 Period.

         Net cash used in investing activities in the $0 in the 1998 Period and the 1997 Period.

         Net cash used in financing activities in the 1998 Period was $24,100 compared to $22,200 in the 1997 Period.

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