Form 10QSB/A
period 1999-02-28
MEDITECH PHARMACEUTICALS INC
filed 2001-03-14
CIK 717588

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

                        For Quarter Ended February 28, 1999

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                   FEBRUARY 28, 1999 (UNAUDITED)

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

                                                    MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                    (DEVELOPMENT STAGE COMPANIES)
                                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   MAY 31, 1998 AND FEBRUARY 28, 1999 (UNAUDITED)

-------------------------------------------------------------------------------------------------

                                              ASSETS
                                                                     February 28,      May 31,
                                                                         1999            1998
                                                                    -------------   -------------
                                                                     (unaudited)
CURRENT ASSETS
     Prepaid expenses                                               $        600    $        600
                                                                    -------------   -------------

                      TOTAL CURRENT ASSETS                          $        600    $        600
                                                                    =============   =============


                              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $  1,387,585    $  1,389,885
     Accrued compensation                                              2,656,400       2,476,200
     Advances from affiliates                                          3,184,850       3,011,700
     Advances from stockholders                                           34,950          28,800
     Loan payable                                                         71,000          71,000
                                                                    -------------   -------------

         Total current liabilities                                     7,334,785       6,977,585
                                                                    -------------   -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             191,300         191,300
                                                                    -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         25,000,000 shares authorized
         0 (unaudited) and 0 issued and outstanding                            -               -
     Common stock, $0.001 par value
         400,000,000 shares authorized
         129,363,432 (unaudited) and 124,563,432
              shares issued and outstanding                              129,400         124,600
     Additional paid-in capital                                        7,012,915       6,841,215
     Accumulated deficit                                             (14,667,800)    (14,134,100)
                                                                    -------------   -------------

                  Total stockholders' deficit                         (7,525,485)     (7,168,285)
                                                                    -------------   -------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $        600    $        600
                                                                    =============   =============

            The accompanying notes are an integral part of these financial statements.

                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998 (UNAUDITED) AND
                                        FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO FEBRUARY 28, 1999 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                      Period from
                                                                                                         May 4,
                                 For the Three Months Ended          For the Nine Months Ended           1982
                                         February 28,                        February 28,            (Inception) to
                             ----------------------------------  ---------------------------------    February 28,
                                   1999              1998             1999              1998             1999
                             ----------------  ----------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)       (unaudited)       (unaudited)      (unaudited)
OPERATING EXPENSES
   Research and
     development             $             -   $             -   $             -   $            -   $     1,837,100
   General and
     administrative                   60,400            62,100           323,700          184,600        10,542,300
   Aborted stock
     offering costs                        -                 -                 -                -           325,400
                             ----------------  ----------------  ----------------  ---------------  ----------------

Total operating
   expenses                           60,400            62,100           323,700          184,600        12,704,800
                             ----------------  ----------------  ----------------  ---------------  ----------------

LOSS BEFORE OTHER
   INCOME (EXPENSE)                  (60,400)          (62,100)         (323,700)        (184,600)      (12,704,800)
                             ----------------  ----------------  ----------------  ---------------  ----------------

OTHER INCOME
   (EXPENSE)
     Interest expense                (71,500)          (65,300)         (210,000)        (191,500)       (2,666,900)
     Interest income                       -                 -                 -                -           298,500
     Other income, net                     -                 -                 -                -            75,600
                             ----------------  ----------------  ----------------  ---------------  ----------------

Total other income
   (expense)                         (71,500)          (65,300)         (210,000)        (191,500)       (2,292,800)
                             ----------------  ----------------  ----------------  ---------------  ----------------

LOSS BEFORE MINORITY
   INTEREST IN LOSSES
   OF SUBSIDIARY                    (131,900)         (127,400)         (533,700)        (376,100)      (14,997,600)

MINORITY INTEREST IN
   LOSSES OF
   SUBSIDIARY                              -                 -                 -                -           329,800
                             ----------------  ----------------  ----------------  ---------------  ----------------

NET LOSS                     $      (131,900)  $      (127,400)  $      (533,700)  $     (376,100)  $   (14,667,800)
                             ================  ================  ================  ===============  ================

                     The accompanying notes are an integral part of these financial statements.

                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998 (UNAUDITED) AND
                                        FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO FEBRUARY 28, 1999 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                      Period from
                                                                                                         May 4,
                                 For the Three Months Ended          For the Nine Months Ended           1982
                                         February 28,                        February 28,            (Inception) to
                             ----------------------------------  ---------------------------------    February 28,
                                   1999              1998             1999              1998             1999
                             ----------------  ----------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)       (unaudited)       (unaudited)      (unaudited)
BASIC AND DILUTED LOSS
   PER SHARE                 $         (0.01)  $         (0.01)  $         (0.01)  $        (0.01)  $         (0.15)
                             ================  ================  ================  ===============  ================

WEIGHTED-AVERAGE
   SHARES
   OUTSTANDING                   129,363,432       124,563,432       128,624,970      124,563,432        95,857,328
                             ================  ================  ================  ===============  ================

                     The accompanying notes are an integral part of these financial statements.

                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998 (UNAUDITED) AND
                       FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO FEBRUARY 28, 1999 (UNAUDITED)

---------------------------------------------------------------------------------------------------

                                                                                         For the
                                                                                       Period from
                                                                                          May 4,
                                                        For the Nine Months Ended         1982
                                                                February 28,          (Inception) to
                                                      -----------------------------    February 28,
                                                           1999            1998           1999
                                                      -------------   -------------   -------------
                                                       (unaudited)     (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $   (533,700)   $   (376,100)   $(14,667,800)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization                             -               -         135,600
       Stock-based expenses                                171,700               -       1,836,900
       Minority interest in losses of subsidiary                 -               -        (329,800)
       Accrued interest on advances from affiliates        210,000         191,500       2,151,800
   Increase in
     Prepaid expenses                                            -               -            (600)
   Increase (decrease) in
     Accounts payable and accrued expenses                  (6,100)         26,500       1,383,685
     Accrued compensation                                  182,200         180,300       2,658,400
                                                      -------------   -------------   -------------

Net cash provided by (used in) operating activities         24,100          22,200      (6,831,815)
                                                      -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                           -               -        (135,600)
                                                      -------------   -------------   -------------

Net cash used in investing activities                            -               -        (135,600)
                                                      -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances, net                             (28,900)        (22,200)      2,207,215
   Proceeds from loan payable                                    -               -          71,000
   Proceeds from sale of stock, net                          4,800               -       4,689,200
                                                      -------------   -------------   -------------

Net cash provided by (used in) financing activities        (24,100)        (22,200)      6,967,415
                                                      -------------   -------------   -------------

Net increase in cash                                             -               -               -

CASH, BEGINNING OF PERIOD                                        -               -               -
                                                      -------------   -------------   -------------

CASH, END OF PERIOD                                   $          -    $          -    $          -
                                                      =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998 (UNAUDITED) AND
                       FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO FEBRUARY 28, 1999 (UNAUDITED)

---------------------------------------------------------------------------------------------------

                                                                                         For the
                                                                                       Period from
                                                                                          May 4,
                                                        For the Nine Months Ended         1982
                                                                February 28,          (Inception) to
                                                      -----------------------------    February 28,
                                                           1999            1998           1999
                                                      -------------   -------------   -------------
                                                       (unaudited)     (unaudited)     (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                      $          -    $          -    $          -
                                                      =============   =============   =============

   INCOME TAXES PAID                                  $          -    $          -    $          -
                                                      =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND FEBRUARY 28, 1999 (UNAUDITED)

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

         Basis of Presentation
         ---------------------
         The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year ending May 31, 1999.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND FEBRUARY 28, 1999 (UNAUDITED)

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

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended February 28, 1999 and 1998, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND FEBRUARY 28, 1999 (UNAUDITED)

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


NOTE 4 - RELATED PARTY TRANSACTIONS

         Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At May 31, 1998 and February 28, 1999, the Company maintained short-term advances from affiliates of $3,011,700 and $3,184,850 (unaudited), respectively. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance.

         Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At February 28, 1999, the aggregate amount of accrued compensation was $2,656,400 (unaudited).

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND FEBRUARY 28, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 5 - SUBSEQUENT EVENTS (CONTINUED)

         Common Stock Transactions (Continued)
         -------------------------
         During the three months ended August 31, 1999, holders of 5,000,000 employee options exercised their options to purchase common stock for forgiveness of $50,000 of accrued compensation, which represented the exercise price of the options.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND FEBRUARY 28, 1999 (UNAUDITED)

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND FEBRUARY 28, 1999 (UNAUDITED)

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998 AND FEBRUARY 28, 1999 (UNAUDITED)

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998.

         REVENUES. There were no revenues for the three months ended February 28, 1999, nor were there any revenues for the three months ended February 28, 1998.

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

         RESEARCH AND DEVELOPMENT COSTS. There were no research and development costs for the three months ended February 28, 1999 or February 28, 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $60,400 for the three months ended February 28, 1999, as compared with $62,100 for the three months ended February 28, 1998.

         INTEREST EXPENSE. Interest expense was $71,500 for the three months ended February 28, 1999 as compared to $65,300 for the three months ended February 28, 1998. This increase was due to the additional debt incurred in 1999. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

         NET LOSS. Net loss was $131,900 for the three months ended February 28, 1999 as compared to $127,400 for the three months ended February 28, 1998. The increase in net loss was due to increased interest expense in 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998.

         REVENUES. There were no revenues during the nine months ended February 28, 1999 (the "1999 Period") nor were there any revenues for the nine months ended February 28, 1998 (the "1998 Period").

         RESEARCH AND DEVELOPMENT COSTS. There were no research and development costs for the 1999 Period or for the 1998 Period.

         GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $323,700 for the 1999 Period, as compared with $184,600 for the 1998 Period. The increase was primarily due to stock-based compensation expense of $175,600 recorded in the 1999 Period as compared to $0 recorded in the 1998 Period. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

         INTEREST EXPENSE. Interest expense was $210,000 for the 1999 Period as compared to $191,500 for the 1998 Period. This increase was due to the additional debt incurred in the 1999 Period. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

         NET LOSS. Net loss was $533,700 in the 1999 Period compared to $376,100 in the 1998 Period. The increase was primarily due to the $176,500 increase in stock-based compensation expense from the 1999 Period to the 1998 Period.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

         Our cash and cash equivalents were $0 at February 28, 1999 and February 28, 1998.

         Net cash provided by operations in the 1999 Period was $24,100 compared to $22,200 in the 1998 Period.

         Net cash used in investing activities in the $0 in the 1999 Period and the 1998 Period.

         Net cash used in financing activities in the 1999 Period was $24,100 compared to $22,200 in the 1998 Period.

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