Form 10QSB/A
period 1999-08-31
MEDITECH PHARMACEUTICALS INC
filed 2001-03-14
CIK 717588

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                     AUGUST 31, 1999 (UNAUDITED)

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

                                                    MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                    (DEVELOPMENT STAGE COMPANIES)
                                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     MAY 31, 1999 AND AUGUST 31, 1999 (UNAUDITED)

-------------------------------------------------------------------------------------------------

                                              ASSETS
                                                                      August 31,        May 31,
                                                                         1999            1999
                                                                    -------------   -------------
                                                                     (unaudited)
CURRENT ASSETS
     Prepaid expenses                                               $        600    $        600
                                                                    -------------   -------------

                      TOTAL CURRENT ASSETS                          $        600    $        600
                                                                    =============   =============


                              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $  1,448,390    $  1,448,800
     Accrued compensation                                              2,777,500       2,717,000
     Advances from affiliates                                          3,369,500       3,294,700
     Advances from stockholders                                           38,610          36,985
     Loan payable                                                         71,000          71,000
                                                                    -------------   -------------

         Total current liabilities                                     7,705,000       7,568,485
                                                                    -------------   -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             191,300         191,300
                                                                    -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         25,000,000 shares authorized
         0 (unaudited) and 0 issued and outstanding                            -               -
     Common stock, $0.001 par value
         400,000,000 shares authorized
         131,213,432 (unaudited) and 129,363,432 shares issued
              and outstanding                                            131,200         129,400
     Additional paid-in capital                                        7,132,800       7,012,915
     Accumulated deficit                                             (15,159,700)    (14,901,500)
                                                                    -------------   -------------

                  Total stockholders' deficit                         (7,895,700)     (7,759,185)
                                                                    -------------   -------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $        600    $        600
                                                                    =============   =============

            The accompanying notes are an integral part of these financial statements.

                                                1

                                                MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                (DEVELOPMENT STAGE COMPANIES)
                                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998 (UNAUDITED) AND
                   FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO AUGUST 31, 1999 (UNAUDITED)

---------------------------------------------------------------------------------------------

                                                                                  For the
                                                                                Period from
                                                                                   May 4,
                                               For the Three Months Ended           1982
                                                       August 31,              (Inception) to
                                             -------------------------------     August 31,
                                                   1999            1998             1999
                                             --------------   --------------   --------------
                                              (unaudited)      (unaudited)      (unaudited)
OPERATING EXPENSES
   Research and development                  $           -    $           -    $   1,837,100
   General and administrative                      183,500          201,900       10,886,500
   Aborted stock offering costs                          -                -          325,400
                                             --------------   --------------   --------------

     Total operating expenses                      183,500          201,900       13,049,000
                                             --------------   --------------   --------------

LOSS BEFORE OTHER INCOME (EXPENSE)                (183,500)        (201,900)     (13,049,000)
                                             --------------   --------------   --------------

OTHER INCOME (EXPENSE)
   Interest expense                                (74,700)         (68,300)      (2,814,600)
   Interest income                                       -                -          298,500
   Other income, net                                     -                -           75,600
                                             --------------   --------------   --------------

     Total other income (expense)                  (74,700)         (68,300)      (2,440,500)
                                             --------------   --------------   --------------

LOSS BEFORE MINORITY INTEREST IN LOSSES OF
   SUBSIDIARY                                     (258,200)        (270,200)     (15,489,500)

MINORITY INTEREST IN LOSSES OF SUBSIDIARY                -                -          329,800
                                             --------------   --------------   --------------

NET LOSS                                     $    (258,200)   $    (270,200)   $ (15,159,700)
                                             ==============   ==============   ==============


BASIC AND DILUTED LOSS PER SHARE             $       (0.01)   $       (0.01)   $       (0.16)
                                             ==============   ==============   ==============

WEIGHTED-AVERAGE SHARES OUTSTANDING            129,363,432      127,172,128       96,883,652
                                             ==============   ==============   ==============

          The accompanying notes are an integral part of these financial statements.

                                              2

                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998 (UNAUDITED) AND
                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO AUGUST 31, 1999 (UNAUDITED)

---------------------------------------------------------------------------------------------------

                                                                                         For the
                                                                                       Period from
                                                                                          May 4,
                                                        For the Three Months Ended         1982
                                                                August 31,            (Inception) to
                                                      -----------------------------     August 31,
                                                           1999            1998            1999
                                                      -------------   -------------   -------------
                                                       (unaudited)     (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $   (258,200)   $   (270,200)   $(15,159,700)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization                             -               -         135,600
       Stock-based expenses                                121,700         171,700       1,963,400
       Minority interest in losses of subsidiary                 -               -        (329,800)
       Accrued interest on advances from affiliates         74,700          68,300       2,299,500
   Increase in
     Prepaid expenses                                            -               -            (600)
   Increase (decrease) in
     Accounts payable and accrued expenses                  11,000          (6,600)      1,459,700
     Accrued compensation                                   50,800          60,900       2,767,800
                                                      -------------   -------------   -------------

Net cash provided by (used in) operating activities              -          24,100      (6,864,100)
                                                      -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                           -               -        (135,600)
                                                      -------------   -------------   -------------

Net cash used in investing activities                            -               -        (135,600)
                                                      -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances, net                                   -         (28,900)      2,244,300
   Proceeds from loan payable                                    -               -          71,000
   Proceeds from sale of stock, net                              -           4,800       4,684,400
                                                      -------------   -------------   -------------

Net cash provided by (used in) financing activities              -         (24,100)      6,999,700
                                                      -------------   -------------   -------------

Net increase in cash                                             -               -               -

CASH, BEGINNING OF PERIOD                                        -               -               -
                                                      -------------   -------------   -------------

CASH, END OF PERIOD                                   $          -    $          -    $          -
                                                      =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                                 3

                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998 (UNAUDITED) AND
                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO AUGUST 31, 1999 (UNAUDITED)

---------------------------------------------------------------------------------------------------

                                                                                         For the
                                                                                       Period from
                                                                                          May 4,
                                                        For the Three Months Ended         1982
                                                                August 31,            (Inception) to
                                                      -----------------------------     August 31,
                                                           1999            1998            1999
                                                      -------------   -------------   -------------
                                                       (unaudited)     (unaudited)     (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                      $          -    $          -    $          -
                                                      =============   =============   =============

   INCOME TAXES PAID                                  $          -    $          -    $          -
                                                      =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                                 4

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1999 AND AUGUST 31, 1999 (UNAUDITED)

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

         Basis of Presentation
         ---------------------
         The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year ending May 31, 2000.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1999 AND AUGUST 31, 1999 (UNAUDITED)

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

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended August 31, 1999 and 1998, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1999 AND AUGUST 31, 1999 (UNAUDITED)

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


NOTE 5 - RELATED PARTY TRANSACTIONS

         Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At May 31, 1999 and August 31, 1999, the Company maintained short-term advances from affiliates of $3,294,700 and $3,369,500 (unaudited), respectively. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance.

         Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At August 31, 1999, the aggregate amount of accrued compensation was $2,777,500 (unaudited).

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1999 AND AUGUST 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company has entered into certain employment agreements with its officers and stockholders (see Note 6).

         The Company maintains its primary place of business in facilities owned by the Chief Executive Officer. Expenses associated with the facilities are immaterial. As such, no expense has been recorded by the Company.


NOTE 6 - SUBSEQUENT EVENTS

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1999 AND AUGUST 31, 1999 (UNAUDITED)

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1999 AND AUGUST 31, 1999 (UNAUDITED)

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MAY 31, 1999 AND AUGUST 31, 1999 (UNAUDITED)

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998.

         REVENUES. There were no revenues for the three months ended August 31, 1999, nor were there any revenues for the three months ended August 31, 1998.

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

         RESEARCH AND DEVELOPMENT COSTS. There were no research and development costs for the three months ended August 31, 1999 or August 31, 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $183,500 for the three months ended August 31, 1999, as compared with $201,900 for the three months ended August 31, 1998. The decrease was primarily due to the change in stock based compensation issued to employees and vendors for services ($136,250 in the three months ended August 31, 1999 as compared to $176,500 in the three months ended August 31, 1998).

         INTEREST EXPENSE. Interest expense was $74,700 for the three months ended August 31, 1999 as compared to $68,300 for the three months ended August 31, 1998. This increase was due to the additional debt incurred in 1999. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

         NET LOSS. Net loss was $258,200 for the three months ended August 31, 1999 as compared to $270,200 for the three months ended August 31, 1998. The decrease in net loss was the decrease in stock based compensation issued to employees and vendors for services from August 31, 1999 to August 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations and investments in property and equipment through cash from equity financings.

         Our cash and cash equivalents were $0 at August 31, 1999 and August 31, 1998.

         Net cash provided by operations in the three months ended August 31, 1999 was $0 compared to $24,100 in the three months ended August 31, 1998.

         Net cash used in investing activities was $0 for the three months ended August 31, 1999 and 1998.

         Net cash used in financing activities in the three months ended August 31, 1999 was $0 compared to $24,100 in the three months ended August 31, 1998.

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