Form 10QSB/A
period 1999-11-30
MEDITECH PHARMACEUTICALS INC
filed 2001-03-14
CIK 717588

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                   November 30, 1999 (unaudited)

--------------------------------------------------------------------------------


                                                                        Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets                                1

     Condensed Consolidated Statements of Operations                    2 - 3

     Condensed Consolidated Statements of Cash Flows                    4 - 5

     Notes to Condensed Consolidated Financial Statements              6 - 11

                                                    MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                    (DEVELOPMENT STAGE COMPANIES)
                                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   May 31, 1999 and November 30, 1999 (unaudited)

-------------------------------------------------------------------------------------------------

                                              ASSETS
                                                                     November 30,      May 31,
                                                                         1999           1999
                                                                    -------------   -------------
                                                                     (unaudited)
CURRENT ASSETS
     Prepaid expenses                                               $        600    $        600
                                                                    -------------   -------------

                      TOTAL CURRENT ASSETS                          $        600    $        600
                                                                    =============   =============


                              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $  1,488,700    $  1,448,800
     Accrued compensation                                              2,837,000       2,717,000
     Advances from affiliates                                          3,405,565       3,294,700
     Advances from stockholders                                           40,235          36,985
     Loan payable                                                         71,000          71,000
                                                                    -------------   -------------

         Total current liabilities                                     7,842,500       7,568,485
                                                                    -------------   -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             191,300         191,300
                                                                    -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         25,000,000 shares authorized
         0 (unaudited) and 0 issued and outstanding                            -               -
     Common stock, $0.001 par value
         400,000,000 shares authorized
         131,213,432 (unaudited) and 129,363,432
              shares issued and outstanding                              131,200         129,400
     Additional paid-in capital                                        7,132,800       7,012,915
     Accumulated deficit                                             (15,297,200)    (14,901,500)
                                                                    -------------   -------------

                  Total stockholders' deficit                         (8,033,200)     (7,759,185)
                                                                    -------------   -------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $        600    $        600
                                                                    =============   =============

            The accompanying notes are an integral part of these financial statements.

                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998 (UNAUDITED) AND
                                        FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOVEMBER 30, 1999 (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                      Period from
                                                                                                         May 4,
                                 For the Three Months Ended           For the Six Months Ended           1982
                                         November 30,                        November 30,            (Inception) to
                             ----------------------------------  ---------------------------------    November 30,
                                   1999              1998             1999              1998             1999
                             ----------------  ----------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)       (unaudited)       (unaudited)      (unaudited)
OPERATING EXPENSES
   Research and
     development             $             -   $             -   $             -   $            -   $     1,837,100
   General and
     administrative                   61,200            61,400           244,700          263,300        10,947,700
   Aborted stock
     offering costs                        -                 -                 -                -           325,400
                             ----------------  ----------------  ----------------  ---------------  ----------------

Total operating
   expenses                           61,200            61,400           244,700          263,300        13,110,200
                             ----------------  ----------------  ----------------  ---------------  ----------------

LOSS BEFORE OTHER
   INCOME (EXPENSE)                  (61,200)          (61,400)         (244,700)        (263,300)      (13,110,200)
                             ----------------  ----------------  ----------------  ---------------  ----------------

OTHER INCOME
   (EXPENSE)
     Interest expense                (76,300)          (70,200)         (151,000)        (138,500)       (2,890,900)
     Interest income                       -                 -                 -                -           298,500
     Other income, net                     -                 -                 -                -            75,600
                             ----------------  ----------------  ----------------  ---------------  ----------------

Total other income
   (expense)                         (76,300)          (70,200)         (151,000)        (138,500)       (2,516,800)
                             ----------------  ----------------  ----------------  ---------------  ----------------

LOSS BEFORE MINORITY
   INTEREST IN LOSSES
   OF SUBSIDIARY                    (137,500)         (131,600)         (395,700)        (401,800)      (15,627,000)

MINORITY INTEREST IN
   LOSSES OF
   SUBSIDIARY                              -                 -                 -                -           329,800
                             ----------------  ----------------  ----------------  ---------------  ----------------

NET LOSS                     $      (137,500)  $      (131,600)  $      (395,700)  $     (401,800)  $   (15,297,200)
                             ================  ================  ================  ===============  ================

                     The accompanying notes are an integral part of these financial statements.

                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998 (UNAUDITED) AND
                                        FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOVEMBER 30, 1999 (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                      Period from
                                                                                                         May 4,
                                 For the Three Months Ended           For the Six Months Ended           1982
                                         November 30,                        November 30,            (Inception) to
                             ----------------------------------  ---------------------------------    November 30,
                                   1999              1998             1999              1998             1999
                             ----------------  ----------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)       (unaudited)       (unaudited)      (unaudited)
BASIC AND DILUTED LOSS
   PER SHARE                 $         (0.01)  $         (0.01)  $         (0.01)  $        (0.01)  $         (0.16)
                             ================  ================  ================  ===============  ================

WEIGHTED-AVERAGE
   SHARES
   OUTSTANDING                   129,363,432       129,363,432       129,363,432      128,261,793        97,368,345
                             ================  ================  ================  ===============  ================

                     The accompanying notes are an integral part of these financial statements.

                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998 (UNAUDITED) AND
                       FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOVEMBER 30, 1999 (UNAUDITED)

---------------------------------------------------------------------------------------------------

                                                                                         For the
                                                                                       Period from
                                                                                          May 4,
                                                        For the Six Months Ended         1982
                                                                November 30,          (Inception) to
                                                      -----------------------------    November 30,
                                                           1999            1998           1999
                                                      -------------   -------------   -------------
                                                       (unaudited)     (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $   (395,700)   $   (401,800)   $(15,297,200)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization                             -               -         135,600
       Stock-based expenses                                121,700         171,700       1,963,400
       Minority interest in losses of subsidiary                 -               -        (329,800)
       Accrued interest on advances from affiliates        151,000         138,500       2,375,800
   Increase in
     Prepaid expenses                                            -               -            (600)
   Increase (decrease) in
     Accounts payable and accrued expenses                  17,400          (6,100)      1,466,100
     Accrued compensation                                  102,600         121,800       2,819,600
                                                      -------------   -------------   -------------

Net cash provided by (used in) operating activities         (3,000)         24,100      (6,867,100)
                                                      -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                           -               -        (135,600)
                                                      -------------   -------------   -------------

Net cash used in investing activities                            -               -        (135,600)
                                                      -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances, net                               3,000         (28,900)      2,247,300
   Proceeds from loan payable                                    -               -          71,000
   Proceeds from sale of stock, net                              -           4,800       4,684,400
                                                      -------------   -------------   -------------

Net cash provided by (used in) financing activities          3,000         (24,100)      7,002,700
                                                      -------------   -------------   -------------

Net increase in cash                                             -               -               -

CASH, BEGINNING OF PERIOD                                        -               -               -
                                                      -------------   -------------   -------------

CASH, END OF PERIOD                                   $          -    $          -    $          -
                                                      =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998 (UNAUDITED) AND
                       FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO NOVEMBER 30, 1999 (UNAUDITED)

---------------------------------------------------------------------------------------------------

                                                                                         For the
                                                                                       Period from
                                                                                          May 4,
                                                        For the Six Months Ended         1982
                                                                November 30,          (Inception) to
                                                      -----------------------------    November 30,
                                                           1999            1998           1999
                                                      -------------   -------------   -------------
                                                       (unaudited)     (unaudited)     (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                      $          -    $          -    $          -
                                                      =============   =============   =============

   INCOME TAXES PAID                                  $          -    $          -    $          -
                                                      =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999 and November 30, 1999 (unaudited)

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

         Basis of Presentation
         ---------------------
         The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year ending May 31, 2000.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999 and November 30, 1999 (unaudited)

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

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended November 30, 1999 and 1998, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999 and November 30, 1999 (unaudited)

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


NOTE 4 - RELATED PARTY TRANSACTIONS

         Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At May 31, 1999 and November 30, 1999, the Company maintained short-term advances from affiliates of $3,294,700 and $3,405,565 (unaudited), respectively. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance.

         Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At November 30, 1999, the aggregate amount of accrued compensation was $2,837,000 (unaudited).

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999 and November 30, 1999 (unaudited)

--------------------------------------------------------------------------------


NOTE 5 - SUBSEQUENT EVENTS (Continued)

         Stock Purchase Warrants and Options (Continued)
         -----------------------------------
         On February 1, 2000, the Company issued to employees of the Company options to purchase 700,000 shares of common stock exercisable at $0.21 per share, vesting immediately and expiring on May 1, 2007. No compensation expense was recognized as the exercise price at the time of the grant approximated the fair market value of the stock at the date of grant.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999 and November 30, 1999 (unaudited)

--------------------------------------------------------------------------------


NOTE 5 - SUBSEQUENT EVENTS (Continued)

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999 and November 30, 1999 (unaudited)

--------------------------------------------------------------------------------


NOTE 5 - SUBSEQUENT EVENTS (Continued)

         Investment Agreement (Continued)
         --------------------
         Under the agreement, in order to invoke a put right, the Company must have an effective registration statement on file with the Securities and Exchange Commission and provide Swartz with at least 10 but not more than 20 business days advance notice of the date on which the Company intends to exercise a put right and must indicate the number of shares of common stock the Company intends to sell to Swartz. The Company may also designate a maximum dollar amount of common stock (not to exceed $2,000,000), which the Company will sell to Swartz during the put and/or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of shares of common stock sold to Swartz in a put may not exceed the lesser of (i) 1,500,000 shares; (ii) 15% of the aggregate daily reported trading volume of the Company's common shares, excluding certain block trades, during the 20 business days after the date of a put notice, with certain restrictions; (iii) 15% of the aggregate daily reported trading volume of common shares during the 20 business days before the put date, excluding certain block trades; or (iv) a number of shares that, when added to the number of shares acquired by Swartz under the investment agreement during the 31 days preceding the put date, would exceed 9.99% of the total number of shares of common stock outstanding.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998.

         REVENUES. There were no revenues for the three months ended November 30, 1999, nor were there any revenues for the three months ended November 30, 1998.

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

         RESEARCH AND DEVELOPMENT COSTS. There were no research and development costs for the three months ended November 30, 1999 or November 30, 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $61,200 for the three months ended November 30, 1999, as compared with $61,400 for the three months ended November 30, 1998.

         INTEREST EXPENSE. Interest expense was $76,300 for the three months ended November 30, 1999 as compared to $70,200 for the three months ended November 30, 1998. This increase was due to the additional debt incurred in 1999. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

         NET LOSS. Net loss was $137,500 for the three months ended November 30, 1999 as compared to $131,600 for the three months ended November 30, 1998. The increase in net loss was due to the increase in interest expense in 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998.

         REVENUES. There were no revenues during the six months ended November 30, 1999 (the "1999 Period") nor were there any revenues for the six months ended November 30, 1998 (the "1998 Period").

         RESEARCH AND DEVELOPMENT COSTS. There were no research and development costs for the 1999 Period or for the 1998 Period.

         GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $244,700 for the 1999 Period, as compared with $263,300 for the 1998 Period. The decrease was primarily due to the decrease in stock-based compensation expense in the 1999 Period ($136,250) as compared to the 1998 Period ($176,500). In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

         INTEREST EXPENSE. Interest expense was $151,000 for the 1999 Period as compared to $138,500 for the 1998 Period. This increase was due to the additional debt incurred in the 1999 Period. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

         NET LOSS. Net loss was $395,700 in the 1999 Period compared to $401,800 in the 1998 Period. The decrease was due to the lower stock-based compensation expenses in the 1999 Period as offset by higher interest expense in the 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

         Our cash and cash equivalents were $0 at November 30, 1999 and November 30, 1998.

         Net cash used in operations in the 1999 Period was $3,000 compared to cash provided by operations of $24,100 in the 1998 Period.

         Net cash used in investing activities in the $0 in the 1999 Period and the 1998 Period.

         Net cash provided by financing activities was $3,000 in the 1999 Period as compared to cash used in financing activities of $24,100 in the 1998 Period.

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