Form 10QSB/A
period 2000-02-29
MEDITECH PHARMACEUTICALS INC
filed 2001-03-14
CIK 717588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                  Form 10-QSB/A

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000
                               -----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to


COMMISSION FILE NUMBER 0-12561



                         MEDITECH PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)



             NEVADA                                       95-3819300
---------------------------------                     -------------------
  (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                     Identification No.)


    PMB 382, 10105 E. VIA LINDA, #103
         SCOTTSDALE, ARIZONA                                85258
----------------------------------------                  ----------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (480) 614-2874


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


136,713,432 shares of $.001 par value common stock, as of February 29, 2000

Transactional small business disclosure format (check one): Yes [   ] No [ X ]


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

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                  (DEVELOPMENT STAGE COMPANIES)
                                                                       CONTENTS
                                                  February 29, 2000 (unaudited)
-------------------------------------------------------------------------------



                                                                          Page
                                                                          ----
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets .......................    1

          Condensed Consolidated Statements of Operations .............  2 - 3

          Condensed Consolidated Statements of Cash Flows .............  4 - 5

          Notes to Condensed Consolidated Financial Statements ........  6 - 11

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                  (DEVELOPMENT STAGE COMPANIES)
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                 May 31, 1999 and February 29, 2000 (unaudited)
-------------------------------------------------------------------------------

                                     ASSETS

                                                                       February 29,       May 31,
                                                                           2000            1999
                                                                       -------------   -------------
                                                                        (unaudited)
Current assets
     Prepaid expenses ..............................................   $        600    $        600
                                                                       -------------   -------------
                      Total current assets .........................   $        600    $        600
                                                                       =============   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable and accrued expenses .........................   $  1,464,900    $  1,448,800
     Accrued compensation ..........................................      2,787,100       2,717,000
     Advances from affiliates ......................................      3,519,840       3,294,700
     Advances from stockholders ....................................         41,860          36,985
     Loan payable ..................................................         71,000          71,000
                                                                       -------------   -------------
         Total current liabilities .................................      7,884,700       7,568,485
                                                                       -------------   -------------
Minority interest in consolidated subsidiary .......................        191,300         191,300
                                                                       -------------   -------------

Commitments and contingencies

Stockholders' deficit
     Preferred stock, $0.001 par value
         25,000,000 shares authorized
         0 (unaudited) and 0 issued and outstanding ................           --              --
     Common stock, $0.001 par value
         400,000,000 shares authorized
         136,713,432 (unaudited) and 129,363,432 shares issued
              and outstanding ......................................        136,700         129,400
     Additional paid-in capital ....................................      7,669,800       7,012,915
     Accumulated deficit ...........................................    (15,881,900)    (14,901,500)
                                                                       -------------   -------------
                  Total stockholders' deficit ......................     (8,075,400)     (7,759,185)
                                                                       -------------   -------------

                      Total liabilities and stockholders' deficit ..   $        600    $        600
                                                                       =============   =============





   The accompanying notes are an integral part of these financial statements.

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                  (DEVELOPMENT STAGE COMPANIES)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three and Nine Months Ended February 29, 2000 and
                                              February 28, 1999 (unaudited) and
   for the Period from May 4, 1982 (Inception) to February 29, 2000 (unaudited)
 -------------------------------------------------------------------------------

                                                                                               For the
                                                                                             Period from
                                                                                             May 4, 1982
                             For the Three Months Ended       For the Nine Months Ended    (Inception) to
                                      February,                       February,              February 29,
                            -----------------------------   -----------------------------   -------------
                                2000            1999            2000            1999            2000
                            -------------   -------------   -------------   -------------   -------------
                             (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
Operating expenses
   Research and
     development ........   $       --      $       --      $      --       $       --      $  1,837,100
   General and
     administrative .....        506,600          60,400         751,300         323,700      11,454,300
   Aborted stock
     offering costs .....           --              --              --              --           325,400
                            -------------   -------------   -------------   -------------   -------------
Total operating
   expenses .............        506,600          60,400         751,300         323,700      13,616,800
                            -------------   -------------   -------------   -------------   -------------
Loss before other
   income (expense) .....       (506,600)        (60,400)       (751,300)       (323,700)    (13,616,800)
                            -------------   -------------   -------------   -------------   -------------
Other income
   (expense)
     Interest expense ...        (78,100)        (71,500)       (229,100)       (210,000)     (2,969,000)
     Interest income ....           --              --              --              --           298,500
     Other income, net ..           --              --              --              --            75,600
                            -------------   -------------   -------------   -------------   -------------
Total other income
   (expense) ............        (78,100)        (71,500)       (229,100)       (210,000)     (2,594,900)
                            -------------   -------------   -------------   -------------   -------------
Loss before minority
   interest in losses
   of subsidiary ........       (584,700)       (131,900)       (980,400)       (533,700)    (16,211,700)

Minority interest in
   losses of
   subsidiary ...........           --              --              --              --           329,800
                            -------------   -------------   -------------   -------------   -------------
Net loss ................   $   (584,700)   $   (131,900)   $   (980,400)   $   (533,700)   $(15,881,900)
                            =============   =============   =============   =============   =============



   The accompanying notes are an integral part of these financial statements.

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                  (DEVELOPMENT STAGE COMPANIES)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three and Nine Months Ended February 29, 2000 and
                                              February 28, 1999 (unaudited) and
   for the Period from May 4, 1982 (Inception) to February 29, 2000 (unaudited)

-------------------------------------------------------------------------------

                                                                                               For the
                                                                                             Period from
                                                                                             May 4, 1982
                             For the Three Months Ended       For the Nine Months Ended    (Inception) to
                                      February,                       February,              February 29,
                            -----------------------------   -----------------------------   -------------
                                2000            1999            2000            1999            2000
                            -------------   -------------   -------------   -------------   -------------
                             (unaudited)     (unaudited)     (unaudited)     (unaudited)    (unaudited)
Basic and diluted loss
   per share ............   $      (0.01)   $       (0.01)  $      (0.01)   $       (0.01)  $      (0.16)
                            =============    =============  =============   ==============  =============

Weighted-average
   shares
   outstanding ..........    131,001,894      129,363,432    129,907,593      128,624,970     97,862,876
                            =============    =============  =============   ==============  =============







   The accompanying notes are an integral part of these financial statements.

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                  (DEVELOPMENT STAGE COMPANIES)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Nine Months Ended February 29, 2000 and February 28, 1999 (unaudited)
           and for the Period from May 4, 1982 (Inception) to February 29, 2000
                                                                    (unaudited)
-------------------------------------------------------------------------------

                                                                                            For the
                                                                                          Period from
                                                                                          May 4, 1982
                                                           For the Nine Months Ended    (Inception) to
                                                                   February,             February 29,
                                                         -----------------------------   -------------
                                                             2000            1999            2000
                                                         -------------   -------------   -------------
                                                          (unaudited)     (unaudited)     (unaudited)
Cash flows from operating activities
   Net loss ..........................................   $   (980,400)   $   (533,700)   $(15,881,900)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization .................           --              --           135,600
       Stock-based expenses ..........................        600,700         171,700       2,442,400
       Minority interest in losses of subsidiary .....           --              --          (329,800)
       Contributed services ..........................         63,500            --            63,500
       Accrued interest on advances from affiliates ..        229,100         210,000       2,453,900
   Increase in
     Prepaid expenses ................................           --              --              (600)
   Increase (decrease) in
     Accounts payable and accrued expenses ...........         (6,400)         (6,100)      1,442,300
     Accrued compensation ............................         52,700         182,200       2,769,700
                                                         -------------   -------------   -------------

Net cash provided by (used in) operating activities ..        (40,800)         24,100      (6,904,900)
                                                         -------------   -------------   -------------
Cash flows from investing activities
   Purchase of furniture and equipment ...............           --              --          (135,600)
                                                         -------------   -------------   -------------
Net cash used in investing activities ................           --              --          (135,600)
                                                         -------------   -------------   -------------
Cash flows from financing activities
   Proceeds from advances, net .......................         40,800         (28,900)      2,285,100
   Proceeds from loan payable ........................           --              --            71,000
   Proceeds from sale of stock, net ..................           --             4,800       4,684,400
                                                         -------------   -------------   -------------
Net cash provided by (used in) financing activities ..         40,800         (24,100)      7,040,500
                                                         -------------   -------------   -------------

Net increase in cash .................................           --              --              --

Cash, beginning of period ............................           --              --              --
                                                         -------------   -------------   -------------
Cash, end of period ..................................   $       --      $       --      $       --
                                                         =============   =============   =============


   The accompanying notes are an integral part of these financial statements.

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                  (DEVELOPMENT STAGE COMPANIES)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Nine Months Ended February 29, 2000 and February 28, 1999 (unaudited)
           and for the Period from May 4, 1982 (Inception) to February 29, 2000
                                                                    (unaudited)
-------------------------------------------------------------------------------

                                                                                            For the
                                                                                          Period from
                                                                                          May 4, 1982
                                                           For the Nine Months Ended    (Inception) to
                                                                   February,             February 29,
                                                         -----------------------------   -------------
                                                             2000            1999            2000
                                                         -------------   -------------   -------------
                                                          (unaudited)     (unaudited)      (unaudited)
Supplemental disclosures of cash flow information

   Interest paid .....................................   $       --      $       --      $       --
                                                         =============   =============   =============

   Income taxes paid .................................   $       --      $       --      $       --
                                                         =============   =============   =============










   The accompanying notes are an integral part of these financial statements.

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                  (DEVELOPMENT STAGE COMPANIES)
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 1999 and February 29, 2000 (unaudited)
-------------------------------------------------------------------------------
NOTE 1 - DESCRIPTION OF BUSINESS

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

     Basis of Presentation
     ---------------------
     The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year ending May 31, 2000.

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

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                  (DEVELOPMENT STAGE COMPANIES)
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 1999 and February 29, 2000 (unaudited)
-------------------------------------------------------------------------------

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

     Loss per Share
     --------------
     The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended February 29, 2000 and February 28, 1999, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                  (DEVELOPMENT STAGE COMPANIES)
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 1999 and February 29, 2000 (unaudited)
-------------------------------------------------------------------------------

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

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                  (DEVELOPMENT STAGE COMPANIES)
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 1999 and February 29, 2000 (unaudited)
-------------------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

     Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At May 31, 1999 and February 29, 2000, the Company maintained short-term advances from affiliates of $3,294,700 and $3,519,840 (unaudited), respectively. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance.

     Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At February 29, 2000, the aggregate amount of accrued compensation was $2,787,100 (unaudited).

     The Company has entered into certain employment agreements with its officers and stockholders (see Note 6).

     The Company maintains its primary place of business in facilities owned by the Chief Executive Officer. Expenses associated with the facilities are immaterial. As such, no expense has been recorded by the Company.


NOTE 6 - SUBSEQUENT EVENTS

     Stock Purchase Warrants and Options
     -----------------------------------
     On May 16, 2000, the Company issued warrants to purchase 7,000,000 shares of common stock as a condition of entering into an investment agreement. The warrants are exercisable immediately at $0.03 per share and expire in 10 years. The warrants are valued at $2,380,000 and represent offering costs. When the transaction closes, it will be reflected as a reduction in the net proceeds from the offering or, if the transaction is aborted, will be charged to operations.

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

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                  (DEVELOPMENT STAGE COMPANIES)
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 1999 and February 29, 2000 (unaudited)
-------------------------------------------------------------------------------

NOTE 6 - SUBSEQUENT EVENTS (Continued)

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

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                  (DEVELOPMENT STAGE COMPANIES)
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 1999 and February 29, 2000 (unaudited)
-------------------------------------------------------------------------------

NOTE 5 - SUBSEQUENT EVENTS (Continued)

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999.

     REVENUES. There were no revenues for the three months ended February 29, 2000, nor were there any revenues for the three months ended February 28, 1999.

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

     RESEARCH AND DEVELOPMENT COSTS. There were no research and development costs for the three months ended February 29, 2000 or February 28, 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $506,600 for the three months ended February 29, 2000, as compared with $60,400 for the three months ended February 28, 1999. The increase was due to stock based compensation issued to employees, vendors and INR in the amount of $464,000 in the three months ended February 29, 2000.

     INTEREST EXPENSE. Interest expense was $78,100 for the three months ended February 29, 2000 as compared to $71,500 for the three months ended February 28, 1999. This increase was due to the additional debt incurred in 2000. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

     NET LOSS. Net loss was $584,700 for the three months ended February 29, 2000 as compared to $131,900 for the three months ended February 28, 1999. The increase in net loss was due to increased stock based compensation issued in 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999.

     REVENUES. There were no revenues during the nine months ended February 29, 2000 (the "2000 Period") nor were there any revenues for the nine months ended February 28, 1999 (the "1999 Period").

     RESEARCH AND DEVELOPMENT COSTS. There were no research and development costs for the 2000 Period or for the 1999 Period.

     GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $751,300 for the 2000 Period, as compared with $323,700 for the 1999 Period. The increase was primarily due to stock-based the increase in stock based compensation expense of $601,000 recorded in the 2000 Period as compared to $176,500 recorded in the 1999 Period. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

     INTEREST EXPENSE. Interest expense was $229,100 for the 2000 Period as compared to $210,000 for the 1999 Period. This increase was due to the additional debt incurred in the 2000 Period. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

     NET LOSS. Net loss was $980,400 in the 2000 Period compared to $533,700 in the 1999 Period. The increase was primarily due to the $424,500 increase in stock-based compensation expense from the 2000 Period to the 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

     Our cash and cash equivalents were $0 at February 29, 2000 and February 28, 1999.

     Net cash used in operations in the 2000 Period was $40,800 compared to cash provided by operations of $24,100 in the 1999 Period.

     Net cash used in investing activities in the $0 in the 2000 Period and the 1999 Period.

     Net cash provided by financing activities in the 2000 Period was $40,800 compared to cash used in financing activities of $24,100 in the 1999 Period.

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