Form 10-K/A
period 1997-05-31
MEDITECH PHARMACEUTICALS INC
filed 2001-03-23
CIK 717588

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

Employees

     As of August 29, 1997, we had one part-time non-medical employee, who was also an executive officer. We currently contract with outside partners to perform the testing and registration of our patented products. As we move toward completion of testing and introduction of products to the market, we plan to substantially increase the number of employees in administrative and marketing roles.

Item 2. Properties
------------------

     We currently operate out of space owned by Gerald Kern, our Chairman and Chief Executive Officer, that is provided to us without charge. This space will not be adequate for operations as we move forward. We anticipate acquiring a small office in Los Angeles within the next 12 months.

Item 3. Legal Proceedings
-------------------------

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


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's common stock is traded on the over-the-counter market. On August 29, 1997, the closing bid price for the common stock of the Company was $.010 The high and low closing bid prices therefore during the quarterly fiscal periods indicated were as follows:

Quarter Ended                          Low Bid                High Bid
-------------                          -------                --------

February 28, 1995                       .02                      .02
May 31, 1995                            .015                     .015
August 29, 1995                         .015                     .022
November 28, 1995                       .01                      .02

February 29, 1996                       .01                      .015
May 31, 1996                            .01                      .14
August 29, 1996                         .02                      .07
November 28, 1996                       .01                      .04

February 28, 1997                       .01                      .03
May 31, 1997                            .01                      .03

Some of the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's common stock was reported on NASDAQ through April 30, 1986, at which time it was delisted because of failure to meet the minimum capital and surplus and asset requirements of the NASD by-laws.

     As of August 29, 1997, there were 3,208 holders of record of the Company's outstanding shares of common stock.

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

                                Twelve month    Twelve month    Twelve month    Twelve month    Twelve month    Inception
                                period ended    period ended    period ended    period ended    period ended       To
                                May 31, 1993    May 31, 1994    May 31, 1995    May 31, 1996    May 31, 1997   May 31, 1997
                                ------------    ------------    ------------    ------------    ------------   ------------
Results of Operations:

Net loss and deficit
 accumulated during
 development stage              ($   449,400)   ($   753,900)   ($   515,600)   ($   501,600)   ($   957,400)  ($13,578,900)

Consolidated Balance
 Sheet Data:

                                                                                                                Inception to
                                May 31, 1993     May 31, 1994     May 31, 1995   May 31, 1996    May 31, 1997   May 31, 1997
                                ------------     ------------     ------------   ------------    ------------   ------------

Working Capital Deficit         ($ 4,360,100)   ($ 4,897,600)   ($ 5,390,100)   ($ 5,900,000)   ($ 6,421,785)       --

Total assets                     $     2,900     $     2,700     $     1,700     $     1,100     $       600        --

Long-term debt                             0               0               0               0               0        --

Total liabilities                $ 4,360,800     $ 4,898,700     $ 5,399,700     $ 5,900,700     $ 6,422,385        --

Shareholders' Deficit           ($ 4,549,200)   ($ 5,087,300)   ($ 5,589,300)   ($ 6,090,900)   ($ 6,613,085)       --


Net loss and deficit accumulated
 during development stage per
 share of common stock          ($      0.01)   ($      0.0l)   ($      0.01)    ($     0.01)   ($      0.01)  ($      0.12)



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

Going Concern

     Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we experienced a loss of approximately $957,400 during the fiscal year ended May 31, 1997, had a cash balance of approximately $0, and had an accumulated deficit of approximately $13,578,900 at May 31, 1997. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

     We must raise additional funds in order to actively reinstate our research and development efforts, to complete existing product testing which was suspended in 1987, or commence new testing on such product, and to conduct additional testing on our products. We intend to obtain the necessary financing through the sale of our equity securites. There can be no assurance that we will be successful in raising from Swartz sufficient additional capital in order to continue and complete our research and development and testing. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain such additional financing, there would be a material adverse effect on our business, financial position, and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient capital to meet our obligations on a timely basis, and to continue and complete our research and development and testing efforts.



RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 1997 AND 1996

Revenues

     There were no revenues for the year ended May 31, 1997 ("1997"), nor were there any revenues for the year ended May 31, 1996 ("1996").

     Our expenses include research and development and general and administrative. Research and development consists of laboratory expenses, consulting expenses, test expenses, clinical and research salaries, and other costs associated with the development of products not yet being marketed. General and administrative expenses include the salaries and benefits costs of management and other non- manufacturing employees, sales and marketing expenses, rent, accounting, legal and operational costs. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter.

Research and Development Costs. There were no direct research and development costs for 1997 or for 1996.

General and Administrative Expenses. Direct costs were $721,300 for 1997, as compared with $245,900 for 1996. The increase was primarily due to expenses recorded in 1997 for stock issued to employees and vendors totaling $412,000. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

Interest Expense. Interest expense was $236,100 for 1997, as compared to $255,700 for 1996. This decrease was due to the adjustments in the interest rate calculation in 1997. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss. Net loss was $957,400 in 1997, as compared to $501,600 in 1996. The increase was primarily due to expenses recorded in 1997 for stock issued to employees and vendors totaling $412,000.


RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 1996 AND 1995.

Revenues. There were no revenues for 1996, nor were there any revenues for the year ended May 31, 1995 ("1995").

Research and Development Costs. There were no direct research and development costs for 1996 or for 1995.

General and Administrative Expenses. Direct costs were $245,900 for 1996, as compared with $265,000 for 1995. The decrease was primarily due to additional office expenses of $18,000 recorded in 1995.

Interest Expense. Interest expense was $255,700 for 1996, as compared to $250,600 for 1995. This increase was due to the additional debt incurred in 1996. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss. Net loss was $501,600 in 1996, as compared to $515,600 in 1995. The decrease was primarily due to additional office expenses of $18,000 recorded in 1995.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED MAY 31 1999 AND 1998

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees. Our cash and cash equivalents were $0 at May 31, 1997 and May 31, 1996. Net cash used in operations in 1997 was $3,100, as compared to $0 in 1996. There was no net cash used in investing activities in 1997 or 1996. Net cash provided by financing activities in 1997 was $3,100, as compared to $0 in 1996.


Item 7A.  Quantitative and Qualitative Disclosures Amount Market Risk
---------------------------------------------------------------------

     A significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operation due to the limited amount of cash on hand at May 31, 1998, and as the Company's interest bearing debt obligations have fixed interest rates.

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

Name                     Age     Office                     Year first elected
----                     ---     ------                     ------------------

Gerald N. Kern           59      Chairman of the Board,              1982
                                 of Directors and Chief
                                 Executive Officer

Cynthia S. Kern          47      President and Acting Chief          1995
                                 Financial Officer

Lester F. Goldstein      53      Director                            1983

Harry Hall               62      Director                            1990

All officers serve at the pleasure of the board. Directors serve until the next annual meeting of shareholders and until their respective successors are elected and qualified. Directors who are not salaried employees are compensated at the rate of $500 for each board meeting attended.


Business Experience of Directors and Executive Officers
-------------------------------------------------------

Gerald N. Kern is Chairman and Chief Executive Officer of the Company. Mr. Kern served as President until September, 1995. He is also Chairman, President and Chief Executive Officer of Viral Research Technologies, Inc., a minority owned subsidiary of the company. Since February, 1983, Mr. Kern has also been Chairman, President and Chief Executive Officer of Petro-Med, the principal shareholder of the company. Petro-Med had filed a Chapter XI bankruptcy petition which was converted to a Chapter VII on August 26, 1992. He was President and Chief Executive Officer of GumTech International, Inc., a manufacturer of nutrient chewing gum products, from August of 1996 through January of 1998. From September, 1994, to August, 1996, Mr. Kern was President of Aura Interactive, an international electronics firm based in El Segundo, California. See "Security Ownership of Certain Beneficial Owners and Management."

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

Lester F. Goldstein, Ph.D. is currently a business technology consultant. From 1992 to 1996, he served as a physicist for Aura Systems, Inc., and has served there since 1992. From 1989 to 1992, he served as the Senior Program Manager at the TRW Applied Technology Division, Space and Technology Group. Previously, from 1986 to 1989, he served as Program Manager of high technology advanced programs in the Satellite and Space Electronics Division of Rockwell International. He served as Director of Electro-Optics for the Satellite Systems Division of Rockwell International from 1981 to 1985. From 1985 to 1986 he served as Chief Scientist in the division. He was responsible for managing advanced technology, planning and development for the division's programs. From 1978 to 1981 he was Program Manager at Hughes Aircraft overseeing various radar and sensor projects. Dr. Goldstein obtained a B.A. degree from Hofstra University in physics and mathematics and M.S. and Ph.D degrees in physics from Polytechnic University of New York. He has been a director of Meditech since March 1983.

Harry Hall has had more than 25 years of experience as a Senior Executive in major consumer products companies. He is currently an Executive Vice President of sales for Evan-Picone and has served in that capacity since April 1996. He has served as consultant to industry leaders in the apparel and non-durable goods fields. He is presently a Director of Petro-Med Inc. and Viral Research Technologies, Inc.

Cynthia S. Kern has been President and Acting Chief Financial Officer since September 1995. Mrs. Kern served as Vice President of administration from 1982 to 1995. She is the wife of Gerald N. Kern. From 1979 to 1981 she served as an Administrative Assistant with Edgar Rice Burroughs, Inc. from 1978 to 1979, she was an Executive Secretary with Max Factor & Co. Ms. Kern devotes up to 50% of her working time to the affairs of the Company. Ms. Kern is also the Vice President, Secretary and Treasurer of Mas Industries, Inc.

Item 11. Executive Compensation
-------------------------------

The following table sets forth all cash compensation for the fiscal year ended May 31, 1997 for (1) the Company's Chief Executive Officer and (2) each of its most highly compensated executive officers whose aggregate cash compensation exceeded $100,000.


Name of
Individual or                  Capacities in
Persons in Group               Which they serve                Salaries
----------------               ----------------                --------

Gerald N. Kern                 Chairman of the Board and       $108,000 (1)
                               Chief Executive Officer


(1) Of the cash compensation set forth for Mr. Kern, $108,000 was accrued but unpaid.


Employment Agreement
--------------------

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

     The Company maintains a bonus plan which contemplates that 10% of the Company's net pre-tax earnings will be set aside each year for bonuses to key personnel including Gerald N. Kern. Because of the absence of earnings since inception of the Company, no amounts have been accrued or paid under such plan.

     The Company also employs Cynthia S. Kern as President, Secretary and acting Chief Financial Officer at a salary of $45,000 per annum and the law offices of Robert M. Kern as general counsel at a retainer of $36,000 per annum. See "Certain Relationships and Related Transactions." The Company has no employment contract with Cynthia S. Kern or Robert M. Kern.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     As of August 31, 1997, Petro-Med owned 26,256,794 shares of common stock of the Company, which constitutes approximately 21.1% of the issued and outstanding stock of the Company. Petro-Med has filed a Chapter XI bankruptcy petition which was converted to a Chapter VII on August 26, 1992.

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

     The following table sets forth, as of August 31, 1997, certain information concerning the ownership of shares of the Company's common stock by persons owning more than 5% of the outstanding shares of the common stock and the directors of the Company and by directors and officers as a group.


    Name and Address                   Amount and Nature of        Percentage of
    of Beneficial Owner                Beneficial Ownership            Class
    -------------------                --------------------            -----

    Petro-Med, Inc.                     26,256,794                      21.1%
    10105 E. Via Linda, 103-382
    Scottsdale, AZ 85258

    Lester F. Goldstein                    750,000                       .60%
    10892 Marietta Avenue
    Culver City, CA 90230

    Harry Hall                             350,000                       .30%
    10105 E. Via Linda, 103-382
    Scottsdale, AZ 85258

    Cynthia S. Kern                      1,200,000 (1)                  1.00%
    10105 E. Via Linda, 103-382
    Scottsdale, AZ 85258

    Gerald N. Kern                      31,556,794 (2)                 25.33%
    10105 E. Via Linda, 103-382
    Scottsdale, AZ 85258

    All directors & officers            33,856,794                     27.18%
             as a group (4 persons)



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

The directors of Petro-Med are Gerald N. Kern, Harry Hall and Jerry Tenant. Gerald N. Kern is the Chairman, President and Chief Executive Officer of Petro-Med.

Petro-Med may be deemed a "parent" or "promoter" of the Company under the Securities Act of 1933. Gerald N. Kern may be deemed a "parent" of Petro-Med and therefore a "parent" of the company under the Securities Act of 1933. See "Directors and Executive Officers of the Registrant" and "Certain Relationships and Related Transactions."

The following table sets forth, as of August 31, 1997, the shares of common stock of Petro-Med owned of record and beneficially by the directors and the Company and by all such officers and directors of the Company as a group.

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Cynthia S. Kern has been employed as President and Acting Chief Financial Officer since September 1995. She served as Vice President of administration from 1982 to 1995 and has served as Secretary of the Company since 1983 and presently draws a salary of $45,000 per annum. In August 1993, she purchased 3,000,000 shares of the Company's common stock for total consideration of $90,000. She is the wife of Gerald N. Kern, Chairman of the Board and Chief Executive Officer of the Company. Ms. Kern's employment was approved by Mr. Rosenberg and Dr. Goldstein, as directors of the Company. She devotes up to 50% of her time to the affairs of the Company. Robert M. Kern has been employed as General Counsel of the Company since September 1984. His present retainer is $36,000 per annum. He is the son of Gerald N. Kern. Board approval was not required although it was received in March 1985. Robert M. Kern devotes up to 10% of his time to the affairs of the Company. Mrs. Kern's and Mr. Robert Kern's salaries and fees are based upon current market rates.

     For a description of employment agreements between the Company and certain officers, see "Directors and Executive Officers of the Registrant - Employment Agreements."

     The Company's administrative offices are located at 10105 E. Via Linda, #103-382, Scottsdale, AZ 85258. See "Business - Property".

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         A.  Documents filed with report:

                  1.  Financial statements and financial statement schedules.

                      The financial statements and financial statement schedules listed in the accompanying index to financial statements are filed as part of this report. The financial statements for the fiscal years ended May 31, 1995 and 1996 have not been restated and, as a result, are not included herein. The financial statements for the 1995 and 1996 fiscal years are included in the Annual Report on Form 10-K filed with the SEC on September 23, 1997 and are incorporated herein by this reference.

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

Meditech Pharmaceuticals, Inc.

By: /s/ Gerald N. Kern
-----------------------------------------------------
Gerarld N. Kern, Chief Executive Officer and Chairman of the Board


Dated: March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.

/s/ Gerald N. Kern                          Dated: March 23, 2001
-----------------------------
Gerald N. Kern, Chairman of
the Board of Directors and
Chief Executive Officer

/s/ Steven I. Kern                          Dated: March 23, 2001
-----------------------------
Steven I. Kern, Chief
Financial Officer

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                                    MAY 31, 1997
================================================================================

                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                          F-2

     Consolidated Statements of Operations                               F-3

     Consolidated Statements of Stockholders' Deficit                 F-4 - F-8

     Consolidated Statements of Cash Flows                            F-9 - F-10

     Notes to Consolidated Financial Statements                      F-11 - F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Meditech Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet, as restated (see
Note 2) of Meditech Pharmaceuticals, Inc. and subsidiary (development stage companies) as of May 31, 1997, and the related consolidated statements of operations and cash flows, as restated (see Note 2) for the year then ended, and the statement of stockholders' deficit, as restated for the year ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We have not audited the consolidated statements of operations, the consolidated statements of stockholders' deficit, and the consolidated statements of cash flows, as restated (see Note 2) for the periods from May 4, 1982 (inception) to May 31, 1996, which constituted accumulated deficits aggregating to $12,621,500. These periods have been audited by other auditors.

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

In our opinion, the restated, consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meditech Pharmaceuticals, Inc. and subsidiary as of May 31, 1997, and the results of their consolidated operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended May 31, 1997, the Company incurred a net loss of $957,400. In addition, the Company's accumulated deficit was $13,578,900 as of May 31, 1997. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 8, 2000, except
   for the third and fourth
   paragraphs of Note 9, as
   to which the date is
   November 30, 2000

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                                                                    MAY 31, 1997
================================================================================


                                     ASSETS
                                   (restated)

CURRENT ASSETS
     Prepaid expenses                                              $        600
                                                                   -------------

                  TOTAL ASSETS                                     $        600
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                                   (restated)

CURRENT LIABILITIES
     Accounts payable and accrued expenses                         $  1,339,885
     Accrued compensation                                             2,235,800
     Advances from affiliate                                          2,753,500
     Advances from stockholders                                          22,200
     Loan payable                                                        71,000
                                                                   -------------

         Total current liabilities                                    6,422,385
                                                                   -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                            191,300
                                                                   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         25,000,000 shares authorized
         none issued and outstanding                                          -
     Common stock, $0.001 par value
         400,000,000 shares authorized
         124,563,432 shares issued and outstanding                      124,600
     Additional paid-in capital                                       6,841,215
     Accumulated deficit                                            (13,578,900)
                                                                   -------------

              Total stockholders' deficit                            (6,613,085)
                                                                   -------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $        600
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                                          MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                          (DEVELOPMENT STAGE COMPANIES)
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    FOR THE YEAR ENDED MAY 31, 1997 AND
                            FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1997
=======================================================================================

                                                                            For the
                                                                           Period from
                                                                             May 4,
                                                            For the           1982
                                                          Year Ended       (Inception)
                                                            May 31,        to May 31,
                                                             1997             1997
                                                        --------------   --------------
                                                          (restated)       (restated)
                                   OPERATING EXPENSES

     Research and development                           $           -    $   1,837,100
     General and administrative                               721,300       10,436,700
     Aborted stock offering costs                                   -          325,400
                                                        --------------   --------------

         Total operating expenses                             721,300       12,599,200
                                                        --------------   --------------

LOSS BEFORE OTHER INCOME (EXPENSE)                           (721,300)     (12,599,200)
                                                        --------------   --------------

OTHER INCOME (EXPENSE)
     Interest expense                                        (236,100)      (1,683,600)
     Interest income                                                -          298,500
     Other income, net                                              -           75,600
                                                        --------------   --------------

         Total other income (expense)                        (236,100)      (1,309,500)
                                                        --------------   --------------

LOSS BEFORE MINORITY INTEREST IN LOSSES OF SUBSIDIARY        (957,400)     (13,908,700)

MINORITY INTEREST IN LOSSES OF SUBSIDIARY                           -          329,800
                                                        --------------   --------------

NET LOSS                                                $    (957,400)   $ (13,578,900)
                                                        ==============   ==============

BASIC AND DILUTED LOSS PER SHARE                        $       (0.01)   $       (0.12)
                                                        ==============   ==============

WEIGHTED-AVERAGE SHARES OUTSTANDING                       124,253,247      112,654,955
                                                        ==============   ==============

       The accompanying notes are an integral part of these financial statements.

                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1997
====================================================================================================================================

                                                                                                           Deficit
                                                                                                         Accumulated
                                   Common Stock           Treasury Stock                    Additional   During the
                           ---------------------------  ------------------  Subscriptions    Paid-In     Development
                              Shares         Amount      Shares     Amount   Receivable      Capital        Stage           Total
                           ------------   ------------  ---------   ------  ------------   ------------  ------------   ------------
INITIAL CAPITALIZATION      48,000,000    $    48,000          -    $   -   $         -    $   529,400   $         -    $   577,400

NET LOSS                             -              -          -        -             -              -    (1,022,600)    (1,022,600)
                           ------------   ------------  ---------   ------  ------------   ------------  ------------   ------------


BALANCE MAY 31, 1983        48,000,000         48,000          -        -             -        529,400    (1,022,600)      (445,200)

PRIVATE PLACEMENT OF
   STOCK                     4,715,000          4,700          -        -             -        584,700             -        589,400
INITIAL PUBLIC OFFERING     13,200,000         13,200          -        -             -      3,946,800             -      3,960,000
OFFERING COSTS                       -              -          -        -             -       (935,435)            -       (935,435)
CASH ON SALE OF COMMON
   STOCK TO OFFICER             50,000             50          -        -             -          7,450             -          7,500
COMPENSATION ON STOCK
   ISSUED TO OFFICER            50,000             50          -        -             -         20,500             -         20,550

NET LOSS                             -              -          -        -             -              -    (1,338,400)    (1,338,400)
                           ------------   ------------  ---------   ------  ------------   ------------  ------------   ------------


BALANCE MAY 31, 1984        66,015,000         66,000          -        -             -      4,153,415    (2,361,000)     1,858,415

NET LOSS                             -              -          -        -             -              -    (1,794,100)    (1,794,100)
                           ------------   ------------  ---------   ------  ------------   ------------  ------------   ------------


BALANCE MAY 31, 1985        66,015,000         66,000          -        -             -      4,153,415    (4,155,100)        64,315

ISSUANCE OF STOCK FOR
   SUBSCRIPTIONS TO
   OFFICER                   8,000,000          8,000          -        -    (1,440,000)     1,440,000             -          8,000

ISSUANCE OF OPTIONS FOR
   SERVICES TO
   CONSULTANTS                       -              -          -        -             -        160,200             -        160,200

NET LOSS                             -              -          -        -             -              -    (1,533,800)    (1,533,800)
                           ------------   ------------  ---------   ------  ------------   ------------  ------------   ------------

                             The accompanying notes are an integral part of these financial statements.

                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1997
====================================================================================================================================

                                                                                                           Deficit
                                                                                                         Accumulated
                                  Common Stock            Treasury Stock                    Additional   During the
                          ---------------------------  -------------------  Subscriptions    Paid-In     Development
                             Shares         Amount       Shares     Amount   Receivable      Capital        Stage           Total
                          ------------   ------------  ----------   ------  ------------   ------------  ------------   ------------

BALANCE MAY 31, 1986       74,015,000    $    74,000           -    $   -   $(1,440,000)   $ 5,753,615   $(5,688,900)   $(1,301,285)
CONVERSION OF ADVANCES
   FROM AFFILIATES         10,000,000         10,000           -        -             -        549,900             -        559,900
RESCISSION OF COMMON
   STOCK ISSUED TO
   OFFICER AND HELD IN
   TREASURY                         -              -   8,000,000        -     1,440,000     (1,440,000)            -              -
ISSUANCE OF SHARES FOR
   SERVICES RENDERED          310,000            300           -        -             -         77,900             -         78,200
ISSUANCE OF VIRAL
   RESEARCH TECHNOLOGIES,
   INC. COMMON STOCK FOR
   SERVICES                         -              -           -        -             -        296,700             -        296,700
ISSUANCE OF VIRAL
   RESEARCH TECHNOLOGIES,
   INC. OPTIONS FOR
   SERVICES                         -              -           -        -             -        190,400             -        190,400
ISSUANCE OF OPTIONS FOR
   SERVICES                         -              -           -        -             -         42,200             -         42,200

NET LOSS                            -              -           -        -             -              -    (1,706,300)    (1,706,300)
                          ------------   ------------  ----------   ------  ------------   ------------  ------------   ------------


BALANCE, MAY 31, 1987      84,325,000         84,300   8,000,000        -             -      5,470,715    (7,395,200)    (1,840,185)

ISSUANCE OF SHARES TO
   CONSULTANTS FOR
   SERVICES                 1,540,000          1,500           -        -             -        125,800             -        127,300

STOCK OPTIONS EXERCISED       366,000            400           -        -             -          9,500             -          9,900

                             The accompanying notes are an integral part of these financial statements.

                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1997
====================================================================================================================================

                                                                                                           Deficit
                                                                                                         Accumulated
                                   Common Stock           Treasury Stock                    Additional   During the
                            -------------------------  -------------------  Subscriptions    Paid-In     Development
                               Shares        Amount       Shares    Amount   Receivable      Capital        Stage           Total
                            ------------   ----------  ----------   ------  ------------   ------------  ------------   ------------
STOCK OPTIONS ISSUED TO
   EMPLOYEES AND
   CONSULTANTS                        -    $       -           -    $   -   $         -    $    13,800   $         -    $    13,800

ISSUANCE OF COMMON STOCK
   OF SUBSIDIARY                      -            -           -        -             -        290,000             -        290,000

NET LOSS                              -            -           -        -             -              -      (880,200)      (880,200)
                            ------------   ----------  ----------   ------  ------------   ------------  ------------   ------------


BALANCE, MAY 31, 1988        86,231,000       86,200   8,000,000        -             -      5,909,815    (8,275,400)    (2,279,385)
COMMON STOCK ISSUED TO
   OFFICER                    8,000,000        8,000           -        -             -         72,000             -         80,000
STOCK OPTIONS ISSUED TO
   EMPLOYEES AND
   CONSULTANTS                        -            -           -        -             -         15,600             -         15,600
SALE OF COMMON STOCK          2,756,832        2,800           -        -             -        131,600             -        134,400

NET LOSS                              -            -           -        -             -              -      (641,400)      (641,400)
                            ------------   ----------  ----------   ------  ------------   ------------  ------------   ------------


BALANCE, MAY 31, 1989        96,987,832       97,000   8,000,000        -             -      6,129,015    (8,916,800)    (2,690,785)
SALE OF COMMON STOCK            100,000          100           -        -             -          3,200             -          3,300

STOCK OPTIONS ISSUED TO
   EMPLOYEES                          -            -           -        -             -          7,300             -          7,300

NET LOSS                              -            -           -        -             -              -      (522,000)      (522,000)
                            ------------   ----------  ----------   ------  ------------   ------------  ------------   ------------


BALANCE, MAY 31, 1990        97,087,832       97,100   8,000,000        -             -      6,139,515    (9,438,800)    (3,202,185)
STOCK ISSUED FOR SERVICES     2,750,000        2,800           -        -             -         38,300             -         41,100

NET LOSS                                -            -         -        -             -              -      (479,100)      (479,100)
                            ------------   ----------  ----------   ------  ------------   ------------  ------------   ------------

                             The accompanying notes are an integral part of these financial statements.

                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1997
====================================================================================================================================

                                                                                                           Deficit
                                                                                                         Accumulated
                                   Common Stock           Treasury Stock                    Additional   During the
                            --------------------------  ------------------  Subscriptions    Paid-In     Development
                               Shares        Amount       Shares    Amount   Receivable      Capital        Stage           Total
                           ------------   ------------  ----------  ------  ------------   ------------  ------------   ------------
BALANCE, MAY 31, 1991       99,837,832    $    99,900   8,000,000   $   -   $         -    $ 6,177,815   $ (9,917,900)  $(3,640,185)
SALE OF COMMON STOCK         2,000,000          2,000           -       -             -         29,400              -        31,400

NET LOSS                             -              -           -       -             -              -       (483,100)     (483,100)
                           ------------   ------------  ----------  ------  ------------   ------------  ------------   ------------


BALANCE, MAY 31, 1992      101,837,832        101,900   8,000,000       -             -      6,207,215    (10,401,000)   (4,091,885)

NET LOSS                             -              -           -       -             -              -       (449,400)     (449,400)
                           ------------   ------------  ----------  ------  ------------   ------------  ------------   ------------


BALANCE, MAY 31, 1993      101,837,832        101,900   8,000,000       -             -      6,207,215    (10,850,400)   (4,541,285)
STOCK ISSUED FOR
   SERVICES                  7,385,300          7,400           -       -             -        208,400              -       215,800

NET LOSS                             -              -           -       -             -              -       (753,900)     (753,900)
                           ------------   ------------  ----------  ------  ------------   ------------  ------------   ------------


BALANCE, MAY 31, 1994
   (restated)              109,223,132        109,300   8,000,000       -             -      6,415,615    (11,604,300)   (5,079,385)
COMMITTED STOCK FOR
   SERVICES                          -              -           -       -             -         13,600              -        13,600

NET LOSS                             -              -           -       -             -              -       (515,600)     (515,600)
                           ------------   ------------  ----------  ------  ------------   ------------  ------------   ------------


BALANCE, MAY 31, 1995
   (restated)              109,223,132        109,300   8,000,000       -             -      6,429,215    (12,119,900)   (5,581,385)

NET LOSS                             -              -           -       -             -              -       (501,600)     (501,600)
                           ------------   ------------  ----------  ------  ------------   ------------  ------------   ------------


BALANCE, MAY 31, 1996
   (restated)              109,223,132        109,300   8,000,000       -             -      6,429,215    (12,621,500)   (6,082,985)

                             The accompanying notes are an integral part of these financial statements.

                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1997
====================================================================================================================================

                                                                                                           Deficit
                                                                                                         Accumulated
                                   Common Stock           Treasury Stock                    Additional   During the
                            --------------------------  ------------------  Subscriptions    Paid-In     Development
                               Shares        Amount       Shares    Amount   Receivable      Capital        Stage           Total
                           ------------   ------------  ----------  ------  ------------   ------------  -------------  ------------
STOCK ISSUED FOR SERVICES    3,360,300    $     3,300           -   $   -   $         -    $    89,100   $          -   $    92,400

STOCK ISSUED TO EMPLOYEES
   AS COMPENSATION          11,980,000         12,000           -       -             -        322,900              -       334,900

NET LOSS                             -              -           -       -             -              -       (957,400)     (957,400)
                           ------------   ------------  ----------  ------  ------------   ------------  -------------  ------------


BALANCE, MAY 31, 1997      124,563,432    $   124,600   8,000,000   $   -   $         -    $ 6,841,215   $(13,578,900)  $(6,613,085)
                           ============   ============  ==========  ======  ============   ============  =============  ============

                             The accompanying notes are an integral part of these financial statements.

                                              MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                              (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        FOR THE YEAR ENDED MAY 31, 1997 AND
                                FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1997
===========================================================================================

                                                                                 For the
                                                                                Period from
                                                                                  May 4,
                                                                  For the          1982
                                                                Year Ended      (Inception)
                                                                  May 31,       to May 31,
                                                                   1997            1997
                                                              -------------   -------------
                                                                (restated)      (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $   (957,400)   $(13,578,900)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                   500         135,600
       Warrants and options issued to employees and vendors              -         688,900
       Minority interest in losses of subsidiary                         -        (329,800)
       Stock issued to employees and vendors                       427,300         976,300
       Accrued interest on advances from affiliates                236,200       1,683,600
   Increase in
     Prepaid expenses                                                    -            (600)
   Increase in
     Accounts payable and accrued expenses                          50,100       1,339,885
     Accrued compensation                                          240,200       2,235,800
                                                              -------------   -------------

         Net cash used in operating activities                      (3,100)     (6,849,215)
                                                              -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                                   -        (135,600)
                                                              -------------   -------------

         Net cash used in investing activities                           -        (135,600)
                                                              -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances from affiliates, net                       3,100       2,229,415
   Proceeds from loan payable                                            -          71,000
   Proceeds from sale of stock, net                                      -       4,684,400
                                                              -------------   -------------

         Net cash provided by financing activities                   3,100       6,984,815
                                                              -------------   -------------

Net increase in cash                                                     -               -

CASH, BEGINNING OF PERIOD                                                -               -
                                                              -------------   -------------

CASH, END OF PERIOD                                           $          -    $          -
                                                              =============   =============

         The accompanying notes are an integral part of these financial statements.

                                              MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                              (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        FOR THE YEAR ENDED MAY 31, 1997 AND
                                FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1997
===========================================================================================

                                                                                 For the
                                                                                Period from
                                                                                  May 4,
                                                                  For the          1982
                                                                Year Ended      (Inception)
                                                                  May 31,       to May 31,
                                                                   1997            1997
                                                              -------------   -------------
                                                                (restated)      (restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                              $          -    $          -
                                                              =============   =============

   INCOME TAXES PAID                                          $          -    $          -
                                                              =============   =============

         The accompanying notes are an integral part of these financial statements.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


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


NOTE 2 - RESTATEMENTS

         Shares Issued and Outstanding Restatement
         -----------------------------------------
         Meditech has restated its prior period financial statements for certain adjustments related to accounting for shares issued during the years ended May 31, 1994 through May 31, 1997. Meditech had recorded certain stock grants to consultants that were not transacted during the years ended May 31, 1995 and 1994. In addition, Meditech incorrectly recorded the acquisition of 8,000,000 shares of common stock into treasury as a retirement of those shares. The resulting misstatements affect shares outstanding in those periods as follows:

                                                  Common
                                                  Shares            Common
                                               Outstanding,         Shares
                   Year Ending                 as Previously     Outstanding,
                      May 31,                    Reported        as Corrected
                  --------------              ---------------    ------------
                                                 (in 000s)         (in 000s)

                      1994                           102,593         109,223
                      1995                           103,681         109,223
                      1996                           103,681         109,223
                      1997                           119,016         124,563


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $957,400 during the year ended May 31, 1997. In addition, the Company had an accumulated deficit of $13,578,900 as of May 31, 1997. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


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

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year ended May 31, 1997, the Company incurred a net loss; therefore, basic and diluted loss per share are the same.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


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

         At May 31, 1997, the assets and liabilities of Viral were as follows:

                  Assets
                      Due from Meditech                         $      400,000
                                                                ---------------

                               TOTAL ASSETS                     $      400,000
                                                                ===============

                  Liabilities
                      Accounts payable                          $        5,000
                      Due to Meditech                                  129,000
                                                                ---------------

                           Total liabilities                           134,000

                  Equity                                               266,000
                                                                ---------------

                               TOTAL LIABILITIES AND EQUITY     $      400,000
                                                                ===============

         Amounts recorded in the minority interest on the accompanying balance sheet represent the pro-rata portion of Viral's equity attributable to minority stockholders.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


NOTE 5 - COMMITMENTS AND CONTINGENCIES

LEASES

         Currently, the Company uses its operating facilities, which are provided by its Chief Executive Officer without a lease. Amounts related to these facilities are immaterial to the financial statements. There is no guarantee the officer will be willing to provide these facilities in the future.

LITIGATION

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

         Common Stock (Continued)
         ------------
         In October 1985, the Company sold 8,000,000 shares of its common stock to its Chief Executive Officer in exchange for the settlement of an $8,000 salary obligation and a note in the amount of $1,440,000 from the officer. In December 1986, the note was cancelled and the 8,000,000 shares taken into treasury. At that date, the officer received an option to purchase 8,000,000 shares of the Company's common stock for $0.01 per share. This option was exercised in March 1989 for $80,000 in cash.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

         Common Stock (Continued)
         ------------
         On March 27, 1989, the Company sold 250,000 shares of common stock for $0.10 per share for gross proceeds of $25,000.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

         Stock Purchase Warrants and Options (Continued)
         -----------------------------------
         On August 16, 1985, the Company issued options to purchase 1,600,000 shares of its common stock at $0.023 per share to employees of the Company. These options were issued at an exercise price that approximated market, and as such, no compensation expense was recorded. All of these options have expired.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

         Stock Purchase Warrants and Options (Continued)
         -----------------------------------
         During the year ended May 31, 1989, the Company issued options to purchase 450,000 shares of its common stock at exercise prices ranging from $0.01 to $0.07 per share to consultants for services rendered. In connection with these options, the Company recognized consulting expense in the amount of $15,600. All of these options have expired.

         During the year ended May 31, 1990, the Company issued options to purchase 100,000 shares of its common stock at an exercise price of $0.06 per share to two consultants for services rendered. In connection with these options, the Company recognized consulting expense in the amount of $7,300. All of these options have expired.


NOTE 7 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following:

                  Deferred tax assets
                      Reserve for finance charges            $       340,000
                      Accrued compensation                           894,300
                      Interest on related party advances             673,400
                  Operating losses                                 3,171,400
                  Valuation allowance                             (5,079,100)
                                                             ----------------

                           NET DEFERRED TAX ASSET            $             -
                                                             ================

         The federal operating loss carryforwards at May 31, 1997 were approximately $8,809,500.


NOTE 8 - RELATED PARTY TRANSACTIONS

         Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At May 31, 1997, the Company maintained short-term advances from an affiliate of $2,753,500. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Interest expense on the advances was $236,100 for the year ended May 31, 1997.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

         At May 31, 1997, the Company maintained unsecured advances from stockholders in the amount of $22,200. The advances are unsecured, non-interest-bearing, and are payable on demand.

         Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At May 31, 1997, the aggregate amount of accrued compensation was $2,235,800.

         The Company has entered into certain employment agreements with its officers and stockholders (see Note 9).

         The Company maintains its primary place of business in facilities owned by the Chief Executive Officer (see Note 5).


NOTE 9 - SUBSEQUENT EVENTS

         Employment Agreements
         ---------------------
         The Company entered into an employment agreement dated as of February 3, 2000 with its Chief Executive Officer, contingent upon completion of the offering discussed below. The agreement is for a three-year term and provides for a base salary of $150,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreement provides for a severance payment including the unearned salary for the remainder of the contract plus any prorated earned bonuses in the event of termination without cause or upon change of control. Additionally, the agreement grants options to purchase 15,950,000 shares of common stock exercisable at various prices and vesting over the course of his employment agreement.

         The Company entered into an employment agreement dated as of February 3, 2000 with its Chief Financial Officer, contingent upon completion of the offering discussed below. The agreement is for a three-year term providing for a base salary of $120,000 per annum for the first year and not less than $120,000 per annum during the second and third years of the agreement. In addition, the officer will be granted a total of 13,950,000 warrants exercisable at various prices and vesting over the course of the agreement. The agreement provides for a severance payment including the remainder of the base salary due under the agreement if the officer is discharged without cause or if the officer is terminated within 12 months of a change of control of the Company. The severance payment will be equal to 12 months of the current salary.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


NOTE 9 - SUBSEQUENT EVENTS (Continued)

         License Agreement
         -----------------
         On February 3, 2000, the Company received $25,000 from Immune Network Research, Ltd. ("INR"), a Canadian pharmaceutical development company, under a letter of intent. The payment was made for a one-year irrevocable option granting the right to negotiate for an exclusive license for pharmaceutical applications worldwide outside of the United States. The Company then received an additional $100,000 from INR in anticipation of a definitive agreement. This amount has been recorded as deferred revenue until an agreement is executed, at which time it will be recognized over the term of the agreement.

         During the three months ended November 30, 2000, INR exercised options to purchase 3,333,333 shares of common stock and paid $100,000 to the Company. Under the terms of the letter, the Company issued a one-year option to INR for 10,000,000 shares of common stock, immediately exercisable at $0.03 per share. In return, the Company will receive royalties equal to 7% of net sales for all MTCH-24(TM) products sold and 4% of net sales for all Viraplex(R) products sold by INR. During the second quarter of 2000, the agreement was executed. The option was valued at $400,000, using the Black-Scholes option-pricing model, which has been recorded as an operating expense on the date granted. This amount has been recorded as deferred revenue until such a time that the agreement is executed.

         Common Stock
         ------------
         On July 9, 1998, the Company issued 3,500,000 shares of common stock to employees for a total of $123,500 in compensation for services.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

         Common Stock (Continued)
         ------------
         On October 30, 2000, a holder exercised its warrants to purchase 3,333,333 shares of common stock.

         Stock Purchase Warrants and Options
         On January 17, 2000, the Company issued options to purchase 5,000,000 shares of common stock to employees and stockholders of the Company. The options are exercisable at $0.21 per share for 2,500,000 options and $0.05 per share for 2,500,000 options and expire on February 3, 2007. The Company recognized $15,435 as compensation expense related to these options.

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

         On May 16, 2000, the Company issued warrants to purchase 7,000,000 shares of common stock as a condition of entering into the investment agreement described below. The warrants are exercisable immediately at $0.03 per share and expire in five years. The warrants are valued at $2,380,000 and represent offering costs. When the transaction closes, it will be reflected as a reduction in the net proceeds from the offering or if the transaction is aborted, will be charged to operations.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1997
================================================================================


NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

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
                       5/31/91



                                                     SCHEDULE V

                                             PROPERTY, PLANT & EQUIPMENT



                                      BALANCE AT                                          OTHER
                                      BEGINNING OF                       RETIREMENT       CHANGES          BALANCE AT
CLASSIFICATION                        PERIOD            ADDITIONS        AT COST          ADD (DEDUCT)     END OF PERIOD
--------------                        ------------      ---------        ----------       ------------     -----------

YEAR ENDED MAY 31, 1997
FURNITURE, FIXTURES &
EQUIPMENT                              $135,600         $      0         $      0         $      0         $135,600
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------
                                       $135,600         $      0         $      0         $      0         $135,600


YEAR ENDED MAY 31, 1996
FURNITURE, FIXTURES &
EQUIPMENT                              $135,600         $      0         $      0         $      0         $135,600
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $135,600         $      0         $      0         $      0         $135,600

YEAR ENDED MAY 31, 1995:
FURNITURE, FIXTURES &                  $135,600         $      0         $      0         $      0         $135,600
EQUIPMENT
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $135,600         $      0         $      0         $      0         $135,600

YEAR ENDED MAY 31, 1994
FURNITURE, FIXTURES &
EQUIPMENT                              $135,600         $      0         $      0         $      0         $135,600
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $135,600         $      0         $      0         $      0         $135,600

YEAR ENDED MAY 31, 1993:
FURNITURE, FIXTURES &                  $135,600         $      0         $      0         $      0         $135,600
EQUIPMENT
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $135,000         $      0         $      0         $      0         $135,000

YEAR ENDED MAY 31,1992
FURNITURE, FIXTURES &                  $132,700         $      0         $      0         $      0         $132,700
EQUIPMENT
CLINIC EQUIPMENT                       $      0         $      0         $      0         $      0         $      0
LEASEHOLD IMPROVEMENTS                 $      0         $      0         $      0         $      0         $      0
                                       --------         --------         --------         --------         --------

                                       $132,700         $      0         $      0         $      0         $132,700





                                                        SCHEDULE Vl

                   ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT & EQUIPMENT


                                             BALANCE AT       ADDITIONS                       OTHER
                                             BEGINNING OF     CHARGED TO                      CHANGES        BALANCE AT
DESCRIPTION                                  PERIOD           COSTS/EXPENSES  RETIREMENT      ADD (DEDUCT)   END OF PERIOD
-----------                                  ------------     --------------  ----------      ------------   ---------

YEAR ENDED MAY 31, 1997
FURNITURE, FIXTURES &                         $135,100        $    500        $      0        $      0        $135,600
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $135,100        $    500        $      0        $      0        $135,600

YEAR ENDED MAY 31 1996:
FURNITURE, FIXTURES &                         $134,500        $    600        $      0        $      0        $135,100
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $134,500        $    600        $      0        $      0        $135,100
YEAR ENDED MAY 31, 1995
FURNITURE, FIXTURES &                         $134,000        $    500        $      0        $      0        $134,000
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0             $0'
                                              --------        --------        --------        --------             --
                                              $134,000        $    500        $      0        $      0        $134,000

YEAR ENDED MAY 31 1994
FURNITURE, FIXTURES & EQUIPMENT               $133,400        $    600        $      0        $      0        $133,400
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $133,400        $    600        $      0        $      0        $133,400

YEAR ENDED MAY 31, 1993
FURNITURE, FIXTURES &                         $132,700        $    700        $      0        $      0        $132,700
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $132,700        $    700        $      0        $      0        $132,700

YEAR ENDED MAY 31 1992
FURNITURE, FIXTURES &                         $132,100        $    600        $      0        $      0        $132,100
EQUIPMENT
CLINIC EQUIPMENT                              $      0        $      0        $      0        $      0        $      0
LEASEHOLD IMPROVEMENTS                        $      0        $      0        $      0        $      0        $      0
                                              --------        --------        --------        --------        --------
                                              $132,100        $    600        $      0        $      0        $132,l00


                                                          F-27