Form 10-K/A
period 1998-05-31
MEDITECH PHARMACEUTICALS INC
filed 2001-03-23
CIK 717588

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

Employees

     As of August 29, 1998, we had two part-time non-medical employees, one of whom was also an executive officer. We currently contract with outside partners to perform the testing and registration of our patented products. As we move toward completion of testing and introduction of products to the market, we plan to substantially increase the number of employees in administrative and marketing roles.

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


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's common stock is traded on the over-the-counter market. On August 31, 1998, the closing bid price for the common stock of the Company was $.0466. The high and low closing bid prices therefore during the quarterly fiscal periods indicated were as follows:

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

     As of August 29, 1998, there were 3,208 holders of record of the Company's outstanding shares of common stock.

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

                                Twelve month    Twelve month    Twelve month    Twelve month    Twelve month     Inception
                                period ended    period ended    period ended    period ended    period ended        To
                                May 31, 1994    May 31, 1995    May 31, 1996    May 31, 1997    May 31, 1998    May 31, 1998
                                ------------    ------------    ------------    ------------    ------------    ------------
Results of Operations:

Net loss and deficit
 accumulated during
 development stage              ($   753,900)   ($   515,600)   ($   501,600)   ($   957,400)   ($   555,200)   ($14,463,900)

Consolidated Balance
 Sheet Data:

                                                                                                                Inception to
                                May 31, 1994     May 31, 1995   May 31, 1996    May 31, 1997    May 31, 1998    May 31, 1998
                                ------------     ------------   ------------    ------------    ------------    ------------

Working Capital Deficit         ($ 4,897,600)   ($ 5,390,100)   ($ 5,900,000)   ($ 6,421,785)   ($ 6,976,985)        --

Total assets                     $     2,700     $     1,700     $     1,100     $       600     $       600         --

Long-term debt                             0               0               0               0               0         --

Total liabilities                $ 4,898,700     $ 5,399,700     $ 5,900,700     $ 6,422,385     $ 6,977,585         --

Shareholders' Deficit           ($ 5,087,300)   ($ 5,589,300)   ($ 6,090,900)   ($ 6,613,085)   ($ 7,168,285)        --


Net loss and deficit accumulated
 during development stage per
 share of common stock          ($      0.01)   ($      0.0l)   ($      0.01)    ($     0.01)   ($      0.01)   ($      0.13)



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

Going Concern

     Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we experienced a loss of approximately $555,200 during the fiscal year ended May 31, 1998, had a cash balance of approximately $0, and had an accumulated deficit of approximately $14,134,100 at May 31, 1998. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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


RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 1998 AND 1997

Revenues

     There were no revenues for the year ended May 31, 1998 ("1998"), nor were there any revenues for the year ended May 31, 1997 ("1997").

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

General and Administrative Expenses. Direct costs were $297,000 for 1998, as compared with $721,300 for 1997. The decrease was primarily due to expenses recorded in 1997 for stock issued to employees and vendors totaling $412,000. No stock related expenses were recorded in 1998. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

Interest Expense. Interest expense was $258,200 for 1998, as compared to $236,100 for 1997. This decrease was due to the adjustments in the interest rate calculation in 1997. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss. Net loss was $555,200 in 1998, as compared to $957,400 in 1997. The increase was primarily due to expenses recorded in 1997 for stock issued to employees and vendors totaling $412,000.


RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 1997 AND 1996.

Revenues. There were no revenues for 1997, nor were there any revenues for the year ended May 31, 1996 ("1996").

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

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED MAY 31 1998 AND 1997

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees. Our cash and cash equivalents were $0 at May 31, 1998 and May 31, 1997. Net cash used in operations in 1998 was $6,600, as compared to $3,100 in 1997. There was no net cash used in investing activities in 1998 or 1997. Net cash provided by financing activities in 1998 was $6,600, as compared to $3,100 in 1997.


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

Name                     Age     Office                     Year first elected
----                     ---     ------                     ------------------

Gerald N. Kern           60      Chairman of the Board               1982
                                 of Directors and Chief
                                 Executive Officer

Cynthia S. Kern          48      President and Acting Chief          1995
                                 Financial Officer

Lester F. Goldstein      54      Director                            1983

Harry Hall               63      Director                            1990


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

Item 11. Executive Compensation
-------------------------------

The following table sets forth all cash compensation for the fiscal year ended May 31, 1998 for (1) the Company's Chief Executive Officer and (2) each of its most highly compensated executive officers whose aggregate cash compensation exceeded $100,000.


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

                      The financial statements and financial statement schedules listed in the accompanying index to financial statements are filed as part of this report. The financial statements for the fiscal year ended May 31, 1996 have not been restated and, as a result, are not included herein. The financial statements for the 1996 fiscal year are included in the Annual Report on Form 10-K filed with the SEC on August 31, 1998 and are incorporated herein by this reference.

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

/s/ Gerald N. Kern                          Dated: March 23, 2001
-----------------------------
Gerald N. Kern, Chairman of
the Board of Directors and
Chief Executive Officer

/s/ Steven I. Kern                          Dated: March 23, 2001
-----------------------------
Steven I. Kern, Chief
Financial Officer

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                                    MAY 31, 1998
================================================================================


                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                           F-2

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

     Consolidated Statements of Cash Flows                            F-9 - F-10

     Notes to Consolidated Financial Statements                      F-11 - F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Meditech Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets, as restated (see
Note 2) of Meditech Pharmaceuticals, Inc. and subsidiary (development stage companies) as of May 31, 1998 and 1997, and the related consolidated statements of operations and cash flows, as restated (see Note 2) for the years then ended, and the statement of stockholders' deficit, as restated (see Note 2) for the two years ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We have not audited the consolidated statements of operations, the consolidated statements of stockholders' deficit, and the consolidated statements of cash flows, as restated (see Note 2) for the periods from May 4, 1982 (inception) to May 31, 1996, which constituted accumulated deficits aggregating to $12,621,500. These periods have been audited by other auditors.

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

In our opinion, the restated, consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meditech Pharmaceuticals, Inc. and subsidiary as of May 31, 1998 and 1997, and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended May 31, 1998 and 1997, the Company incurred net losses of $555,200 and $957,400, respectively. In addition, the Company's accumulated deficit was $14,134,100 and $13,578,900 as of May 31, 1998 and 1997, respectively. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 8, 2000, except
   for the third and fourth
   paragraphs of Note 9, as
   to which the date is
   November 30, 2000

                                                MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                (DEVELOPMENT STAGE COMPANIES)
                                                                  CONSOLIDATED BALANCE SHEETS
                                                                                      MAY 31,
=============================================================================================

                                            ASSETS
                                          (restated)

                                                                     1998            1997
                                                                -------------   -------------
CURRENT ASSETS
     Prepaid expenses                                           $        600    $        600
                                                                -------------   -------------

                  TOTAL ASSETS                                  $        600    $        600
                                                                =============   =============


                            LIABILITIES AND STOCKHOLDERS' DEFICIT
                                         (restated)

CURRENT LIABILITIES
     Accounts payable and accrued expenses                      $  1,389,885    $  1,339,885
     Accrued compensation                                          2,476,200       2,235,800
     Advances from affiliate                                       3,011,700       2,753,500
     Advances from stockholders                                       28,800          22,200
     Loan payable                                                     71,000          71,000
                                                                -------------   -------------

         Total current liabilities                                 6,977,585       6,422,385
                                                                -------------   -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                         191,300         191,300
                                                                -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         25,000,000 shares authorized
         none issued and outstanding                                       -               -
     Common stock, $0.001 par value
         400,000,000 shares authorized
         124,563,432 shares issued and outstanding                   124,600         124,600
     Additional paid-in capital                                    6,841,215       6,841,215
     Accumulated deficit                                         (14,134,100)    (13,578,900)
                                                                -------------   -------------

              Total stockholders' deficit                         (7,168,285)     (6,613,085)
                                                                -------------   -------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $        600    $        600
                                                                =============   =============

                     The accompanying notes are an integral part of these financial statements.

                                                MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                (DEVELOPMENT STAGE COMPANIES)
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED MAY 31, 1998 AND 1997 AND
                                  FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1998
=============================================================================================

                                                                                   For the
                                                                                 Period from
                                                                                   May 4,
                                                    For the Year Ended              1982
                                                          May 31,              (Inception) to
                                             -------------------------------       May 31,
                                                  1998             1997             1998
                                             --------------   --------------   --------------
                                               (restated)       (restated)       (restated)

                                      OPERATING EXPENSES

   Research and development                  $           -    $           -    $   1,837,100
   General and administrative                      297,000          721,300       10,733,700
   Aborted stock offering costs                          -                -          325,400
                                             --------------   --------------   --------------

     Total operating expenses                      297,000          721,300       12,896,200
                                             --------------   --------------   --------------

LOSS BEFORE OTHER INCOME (EXPENSE)                (297,000)        (721,300)     (12,896,200)
                                             --------------   --------------   --------------

OTHER INCOME (EXPENSE)
   Interest expense                               (258,200)        (236,100)      (1,941,800)
   Interest income                                       -                -          298,500
   Other income, net                                     -                -           75,600
                                             --------------   --------------   --------------

     Total other income (expense)                 (258,200)        (236,100)      (1,567,700)
                                             --------------   --------------   --------------

LOSS BEFORE MINORITY INTEREST IN LOSSES OF
   SUBSIDIARY                                     (555,200)        (957,400)     (14,463,900)

MINORITY INTEREST IN LOSSES OF SUBSIDIARY                -                -          329,800
                                             --------------   --------------   --------------

NET LOSS                                     $    (555,200)   $    (957,400)   $ (14,134,100)
                                             ==============   ==============   ==============

BASIC AND DILUTED LOSS PER SHARE             $      (0.004)   $       (0.01)   $       (0.12)
                                             ==============   ==============   ==============

WEIGHTED-AVERAGE SHARES OUTSTANDING            124,563,432      124,253,247      115,091,387
                                             ==============   ==============   ==============

          The accompanying notes are an integral part of these financial statements.

                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1998
====================================================================================================================================

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


                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1998
====================================================================================================================================

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

                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1998
====================================================================================================================================

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

                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1998
====================================================================================================================================

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

                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1998
====================================================================================================================================

                                                                                                           Deficit
                                                                                                         Accumulated
                                   Common Stock           Treasury Stock                    Additional   During the
                            --------------------------  ------------------  Subscriptions    Paid-In     Development
                               Shares        Amount       Shares    Amount   Receivable      Capital        Stage           Total
                           ------------   ------------  ----------  ------  ------------   ------------  ------------   ------------
STOCK ISSUED FOR SERVICES    3,360,300    $     3,300           -   $   -   $         -    $    89,100   $         0    $    92,400

STOCK ISSUED TO EMPLOYEES
   AS COMPENSATION          11,980,000         12,000           -       -             -        322,900             -        334,900

NET LOSS                             -              -           -       -             -              -      (957,400)      (957,400)
                           ------------   ------------  ----------  ------  ------------   ------------  ------------   ------------


BALANCE, MAY 31, 1997
   (restated)              124,563,432        124,600   8,000,000       -             -      6,841,215   (13,578,900)    (6,613,085)

NET LOSS                             -              -           -       -             -              -      (555,200)      (555,200)
                           ------------   ------------  ----------  ------  ------------   ------------  ------------   ------------


BALANCE, MAY 31, 1998
   (RESTATED)              124,563,432   $    124,600   8,000,000   $   -   $         -    $ 6,841,215   $(14,134,100)  $(7,168,285)
                           ============   ============  ==========  ======  ============   ============  ============   ============

                             The accompanying notes are an integral part of these financial statements.

                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      FOR THE YEARS ENDED MAY 31, 1998 AND 1997 AND
                                        FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1998
===================================================================================================

                                                                                         For the
                                                                                       Period from
                                                                                          May 4,
                                                            For the Year Ended             1982
                                                                  May 31,             (Inception) to
                                                      -----------------------------       May 31,
                                                           1998            1997            1998
                                                      -------------   -------------   -------------
                                                       (restated)      (restated)      (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $   (555,200)   $   (957,400)   $(14,134,100)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                             -             500         135,600
       Warrants and options issued to employees
         and vendors                                             -               -         688,900
       Minority interest in losses of subsidiary                 -               -        (329,800)
       Stock issued to employees and vendors                     -         427,300         976,300
       Accrued interest on advances from affiliates        258,200         236,200       1,941,800
   Increase in
     Prepaid expenses                                            -               -            (600)
   Increase in
     Accounts payable and accrued expenses                  50,000          50,100       1,389,885
     Accrued compensation                                  240,400         240,200       2,476,200
                                                      -------------   -------------   -------------

Net cash used in operating activities                       (6,600)         (3,100)     (6,855,815)
                                                      -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                           -               -        (135,600)
                                                      -------------   -------------   -------------

Net cash used in investing activities                            -               -        (135,600)
                                                      -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances from affiliates, net               6,600           3,100       2,236,015
   Proceeds from loan payable                                    -               -          71,000
   Proceeds from sale of stock, net                              -               -       4,684,400
                                                      -------------   -------------   -------------

         Net cash provided by financing activities           6,600           3,100       6,991,415
                                                      -------------   -------------   -------------

Net increase in cash                                             -               -               -

CASH, BEGINNING OF PERIOD                                        -               -               -
                                                      -------------   -------------   -------------

CASH, END OF PERIOD                                   $          -    $          -    $          -
                                                      =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      FOR THE YEARS ENDED MAY 31, 1998 AND 1997 AND
                                        FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1998
===================================================================================================

                                                                                         For the
                                                                                       Period from
                                                                                          May 4,
                                                            For the Year Ended             1982
                                                                  May 31,             (Inception) to
                                                      -----------------------------       May 31,
                                                           1998            1997            1998
                                                      -------------   -------------   -------------
                                                       (restated)      (restated)      (restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

   INTEREST PAID                                      $          -    $          -    $          -
                                                      =============   =============   =============

   INCOME TAXES PAID                                  $          -    $          -    $          -
                                                      =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================


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


NOTE 2 - RESTATEMENTS

         Shares Issued and Outstanding Restatement
         -----------------------------------------
         Meditech has restated its prior period financial statements for certain adjustments related to accounting for shares issued during the years ended May 31, 1994 through May 31, 1998. Meditech had recorded certain stock grants to consultants that were not transacted during the years ended May 31, 1995 and 1994. In addition, Meditech incorrectly recorded the acquisition of 8,000,000 shares of common stock into treasury as a retirement of those shares. The resulting misstatements affect shares outstanding in those periods as follows:

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $555,200 and $957,400 during the years ended May 31, 1998 and 1997, respectively. In addition, the Company had accumulated deficits of $14,134,100 and $13,578,900 as of May 31, 1998 and 1997, respectively. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================


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

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended May 31, 1998 and 1997, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================


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

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================


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

         At May 31, 1998 and 1997, the assets and liabilities of Viral were as follows:

                                                       1998            1997
                                                  -------------   --------------
         Assets
             Due from Meditech                    $    400,000    $     400,000
                                                  -------------   --------------

                  TOTAL ASSETS                    $    400,000    $     400,000
                                                  =============   ==============

         Liabilities
             Accounts payable                     $      5,000    $       5,000
             Due to Meditech                           129,000          129,000
                                                  -------------   --------------

                Total liabilities                      134,000          134,000

         Equity                                        266,000          266,000
                                                  -------------   --------------

                  TOTAL LIABILITIES AND EQUITY    $    400,000    $     400,000
                                                  =============   ==============

         Amounts recorded in the minority interest on the accompanying balance sheets represent the pro-rata portion of Viral's equity attributable to minority stockholders.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================


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

         During the year ended May 31, 1994, the Company committed certain stock to a consultant for services. The services were performed through the years ended May 31, 1998 and 1997. The Company issued 3,360,300 shares of stock on July 11, 1996 and recognized consulting expense in the amount of $92,400 during the year ended May 31, 1997. Consulting expense related to years prior to May 31, 1997 was immaterial.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================

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


NOTE 7 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following at May 31, 1998 and 1997:

                                                        1998            1997
                                                    -------------   ------------
            Deferred tax assets
                Reserve for finance charges         $    360,000    $   340,000
                Accrued compensation                     990,500        894,300
                Interest on related party advances       770,700        673,400
            Operating losses                           2,805,600      3,171,400
            Valuation allowance                       (4,926,800)    (5,079,100)
                                                    -------------   ------------

                     NET DEFERRED TAX ASSET         $          -    $         -
                                                    =============   -===========

         The federal operating loss carryforwards at May 31, 1998 were approximately $7,793,500.


NOTE 8 - RELATED PARTY TRANSACTIONS

         Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At May 31, 1998 and 1997, the Company maintained short-term advances from affiliates of $3,011,700 and $2,753,500, respectively. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Interest expense on the advances was $258,200 and $236,100 for the years ended May 31, 1998 and 1997, respectively.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

         At May 31, 1998 and 1997, the Company maintained unsecured advances from stockholders in the amount of $28,800 and $22,200, respectively. The advances are unsecured, non-interest-bearing, and are payable on demand.

         Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At May 31, 1998 and 1997, the aggregate amount of accrued compensation was $2,476,200 and $2,235,800, respectively.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1998
================================================================================

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