Form 10-K/A
period 1999-05-31
MEDITECH PHARMACEUTICALS INC
filed 2001-03-23
CIK 717588

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

Employees

     As of August 29, 1999, we had two part-time non-medical employees, one of whom was also an executive officer. We currently contract with outside partners to perform the testing and registration of our patented products. As we move toward completion of testing and introduction of products to the market, we plan to substantially increase the number of employees in administrative and marketing roles.

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


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's common stock is traded on the over-the-counter market. On May 28, 1999, the closing bid price for the common stock of the Company was $0.0285 The high and low closing bid prices therefore during the quarterly fiscal periods indicated were as follows:

Quarter Ended                         Low Bid                 High Bid
-------------                          -------                --------

February 28, 1997                       .01                      .03
May 31, 1997                            .01                      .03
August 29, 1997                         .01                      .03
November 28, 1997                       .01                      .015

February 27, 1998                       .01                      .011
May 29, 1998                            .01                      .039
August 31, 1998                         .015                     .078
November 30, 1998                       .015                     .052

February 28, 1999                       .00                      .02
May 28, 1999                            .00                      .00

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


                                  Twelve month    Twelve month    Twelve month    Twelve month    Twelve month     Inception
                                  period ended    period ended    period ended    period ended    period ended        To
                                  May 31, 1995    May 31, 1996    May 31, 1997    May 31, 1998    May 31, 1999    May 31, 1999
                                  ------------    ------------    ------------    ------------    ------------    ------------
Results of Operations:
Net loss and deficit
 accumulated during
 development stage                ($   515,600)   ($   501,600)   ($   957,400)   ($   555,200)   ($   767,400)   ($14,901,500)

Consolidated Balance
 Sheet Data:

                                                                                                                  Inception to
                                   May 31, 1995   May 31, 1996    May 31, 1997    May 31, 1998    May 31, 1999    May 31, 1999
                                   ------------   ------------    ------------    ------------    ------------    ------------

Working Capital Deficit           ($ 5,390,100)   ($ 5,900,000)   ($ 6,421,785)   ($ 6,976,985)   ($ 7,567,885)        --

Total assets                       $     1,700     $     1,100     $       600     $       600     $       600         --

Long-term debt                               0               0               0               0               0         --

Total liabilities                  $ 5,399,700     $ 5,900,700     $ 6,422,385     $ 6,977,385     $ 7,568,455         --

Shareholders' Deficit             ($ 5,589,300)   ($ 6,090,900)   ($ 6,613,085)   ($ 7,168,285)   ($ 7,759,185)        --


Net loss and deficit accumulated
 during development stage per
 share of common stock            ($      0.0l)   ($      0.01)    ($     0.01)   ($      0.01)   ($      0.01)   ($      0.13)



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

Going Concern

     Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we experienced a loss of approximately $767,400 during the year ended May 31, 1999, had a cash balance of approximately $0, and had an accumulated deficit of approximately $14,901,500 at May 31, 1999. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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



RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 1999 AND 1998

Revenues

     There were no revenues for the year ended May 31, 1999 ("1999"), nor were there any revenues for the year ended May 31, 1998 ("1998").

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


General and Administrative Expenses. Direct costs were $484,400 for 1999, as compared with $297,000 for 1998. The increase was primarily due to expenses recorded in 1999 for stock issued to employees and vendors totaling $171,700. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

Interest Expense. Interest expense was $283,000 for 1999, as compared to $258,200 for 1998. This increase was due to the additional debt incurred in the 1999. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss. Net loss was $767,400 in 1999, as compared to $555,200 in 1998. The increase was primarily due to expenses recorded in 1999 for stock issued to employees and vendors totaling $171,700.


RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 1998 AND 1997.

Revenues. There were no revenues for 1998, nor were there any revenues for the year ended May 31, 1997 ("1997").


Research and Development Costs. There were no direct research and development costs for 1998 or for 1997.

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

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED MAY 31 1999 AND 1998

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees. Our cash and cash equivalents were $0 at May 31, 1999 and May 31, 1998. Net cash used in operations in 1999 was $8,185, as compared to $6,600 in 1998. There was no net cash used in investing activities in 1999 or 1998. Net cash provided by financing activities in 1999 was $8,185, as compared to $6,600 in 1998.


Item 7A.  Quantitative and Qualitative Disclosures Amount Market Risk
---------------------------------------------------------------------

     A significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operation due to the limited amount of cash on hand at May 31, 1999, and as the Company's interest bearing debt obligations have fixed interest rates.

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

Name                     Age     Office                     Year first elected
----                     ---     ------                     ------------------

Gerald N. Kern           61      Chairman of the Board              1982
                                  of Directors and Chief
                                  Executive Officer

Cynthia S. Kern          49      President and Acting Chief          1995
                                 Financial Officer

Lester F. Goldstein      55      Director                            1983

Harry Hall               64      Director                            1990

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

Item 11. Executive Compensation
-------------------------------

The following table sets forth all cash compensation for the fiscal year ended May 31, 1999 for (1) the Company's Chief Executive Officer and (2) each of its most highly compensated executive officers whose aggregate cash compensation exceeded $100,000.


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     As of May 31, 1999, Petro-Med owned 26,256,794 shares of common stock of the Company, which constitutes approximately 20.3% of the issued and outstanding stock of the Company. Petro-Med has filed a Chapter XI bankruptcy petition which was converted to a Chapter VII on August 26, 1992.

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

     The following table sets forth, as of May 31, 1999, certain information concerning the ownership of shares of the Company's common stock by persons owning more than 5% of the outstanding shares of the common stock and the directors of the Company and by directors and officers as a group.


    Name and Address                   Amount and Nature of        Percentage of
    of Beneficial Owner                Beneficial Ownership            Class
    -------------------                --------------------            -----

    Petro-Med, Inc.                     26,256,794                     20.30%
    10105 E. Via Linda, 103-382
    Scottsdale, AZ 85258

    Lester F. Goldstein                    250,000                       .19%
    10892 Marietta Avenue
    Culver City, CA 90230

    Harry Hall                             250,000                       .19%
    10105 E. Via Linda, 103-382
    Scottsdale, AZ 85258

    Cynthia S. Kern                      1,000,000 (1)                   .78%
    10105 E. Via Linda, 103-382
    Scottsdale, AZ 85258

    Gerald N. Kern                      28,766,794 (2)                 22.24%
    10105 E. Via Linda, 103-382
    Scottsdale, AZ 85258

    All directors & officers            30,266,794                     23.40%
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

The following table sets forth, as of May 31, 1999, the shares of common stock of Petro-Med owned of record and beneficially by the directors and the Company and by all such officers and directors of the Company as a group.

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

/s/ Gerald N. Kern                          Dated: March 23, 2001
-----------------------------
Gerald N. Kern, Chairman of
the Board of Directors and
Chief Executive Officer

/s/ Steven I. Kern                          Dated: March 23, 2001
-----------------------------
Steven I. Kern, Chief
Financial Officer

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                                    MAY 31, 1999
================================================================================

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

     Notes to Consolidated Financial Statements                      F-11 - F-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Meditech Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets, as restated (see
Note 2) of Meditech Pharmaceuticals, Inc. and subsidiary (development stage companies) as of May 31, 1999 and 1998, and the related consolidated statements of operations and cash flows, as restated (see Note 2) for each of the three years in the period ended May 31, 1999, and the statement of stockholders' deficit, as restated (see Note 2) for the three years ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We have not audited the consolidated statements of operations, the consolidated statements of stockholders' deficit, and the consolidated statements of cash flows, as restated (see Note 2) for the periods from May 4, 1982 (inception) to May 31, 1996, which constituted accumulated deficits aggregating to $12,621,500. These periods have been audited by other auditors.

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

In our opinion, the restated, consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meditech Pharmaceuticals, Inc. and subsidiary as of May 31, 1999 and 1998, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended May 31, 1999, 1998, and 1997, the Company incurred net losses of $767,400, $555,200, and $957,400, respectively. In addition, the Company's accumulated deficit was $14,901,500 and $14,134,100 as of May 31, 1999 and 1998, respectively. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 8, 2000, except
   for the third and fourth
   paragraphs of Note 10, as
   to which the date is
   November 30, 2000

                                                    MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                    (DEVELOPMENT STAGE COMPANIES)
                                                                      CONSOLIDATED BALANCE SHEETS
                                                                                          MAY 31,
=================================================================================================


                                     ASSETS
                                   (restated)
                                                                        1999            1998
                                                                    -------------   -------------
CURRENT ASSETS
     Prepaid expenses                                               $        600    $        600
                                                                    -------------   -------------

                      TOTAL ASSETS                                  $        600    $        600
                                                                    =============   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                                   (restated)

CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $  1,448,800    $  1,389,885
     Accrued compensation                                              2,717,000       2,476,200
     Advances from affiliate                                           3,294,700       3,011,700
     Advances from stockholders                                           36,985          28,800
     Loan payable                                                         71,000          71,000
                                                                    -------------   -------------

         Total current liabilities                                     7,568,485       6,977,585
                                                                    -------------   -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             191,300         191,300
                                                                    -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         25,000,000 shares authorized
         none issued and outstanding                                           -               -
     Common stock, $0.001 par value
         400,000,000 shares authorized
         129,363,432 and 124,563,432 shares issued
              and outstanding                                            129,400         124,600
     Additional paid-in capital                                        7,012,915       6,841,215
     Accumulated deficit                                             (14,901,500)    (14,134,100)
                                                                    -------------   -------------

                  Total stockholders' deficit                         (7,759,185)     (7,168,285)
                                                                    -------------   -------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $        600    $        600
                                                                    =============   =============

   The accompanying notes are an integral part of these financial statements.


                                                        MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                        (DEVELOPMENT STAGE COMPANIES)
                                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        FOR THE YEARS ENDED MAY 31, 1999 AND 1998 AND
                                          FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1999
=====================================================================================================
                                                                                           For the
                                                                                         Period from
                                                                                           May 4,
                                                    For the Year Ended                      1982
                                                         May 31,                         (Inception)
                                    ----------------------------------------------------  to May 31,
                                         1999             1998             1997             1999
                                    --------------   --------------   --------------   --------------
                                      (restated)       (restated)        (restated)       (restated)
                               OPERATING EXPENSES

   Research and development         $           -    $           -    $           -    $   1,837,100
   General and administrative             484,400          297,000          721,300       11,218,100
   Aborted stock offering costs                 -                -                -          325,400
                                    --------------   --------------   --------------   --------------

     Total operating expenses             484,400          297,000          721,300       13,380,600
                                    --------------   --------------   --------------   --------------

LOSS BEFORE OTHER INCOME
   (EXPENSE)                             (484,400)        (297,000)        (721,300)     (13,380,600)
                                    --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE)
   Interest expense                      (283,000)        (258,200)        (236,100)      (2,224,800)
   Interest income                              -                -                -          298,500
   Other income, net                            -                -                -           75,600
                                    --------------   --------------   --------------   --------------

     Total other income (expense)        (283,000)        (258,200)        (236,100)      (1,850,700)
                                    --------------   --------------   --------------   --------------

LOSS BEFORE MINORITY INTEREST IN
   LOSSES OF SUBSIDIARY                  (767,400)        (555,200)        (957,400)     (15,231,300)

MINORITY INTEREST IN LOSSES OF
   SUBSIDIARY                                   -                -                -          329,800
                                    --------------   --------------   --------------   --------------

NET LOSS                            $    (767,400)   $    (555,200)   $    (957,400)   $ (14,901,500)
                                    ==============   ==============   ==============   ==============

BASIC AND DILUTED LOSS PER SHARE    $       (0.01)   $      (0.004)   $       (0.01)   $       (0.13)
                                    ==============   ==============   ==============   ==============

WEIGHTED-AVERAGE SHARES
   OUTSTANDING                        129,363,432      124,563,432      124,253,247      117,428,333
                                    ==============   ==============   ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1999
====================================================================================================================================

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


                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1999
====================================================================================================================================

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

                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1999
====================================================================================================================================

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

                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1999
====================================================================================================================================

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

                                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                       (DEVELOPMENT STAGE COMPANIES)
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1999
====================================================================================================================================

                                                                                                           Deficit
                                                                                                         Accumulated
                                   Common Stock           Treasury Stock                    Additional   During the
                            --------------------------  ------------------  Subscriptions    Paid-In     Development
                               Shares        Amount       Shares    Amount   Receivable      Capital        Stage           Total
                           ------------   ------------  ----------  ------  ------------   ------------  ------------   ------------
STOCK ISSUED FOR SERVICES    3,360,300    $     3,300           -   $   -   $         -    $    89,100   $         0    $    92,400

STOCK ISSUED TO EMPLOYEES
   AS COMPENSATION          11,980,000         12,000           -       -             -        322,900             -        334,900

NET LOSS                             -              -           -       -             -              -      (957,400)      (957,400)
                           ------------   ------------  ----------  ------  ------------   ------------  ------------   ------------


BALANCE, MAY 31, 1997
   (restated)              124,563,432        124,600   8,000,000       -             -      6,841,215   (13,578,900)    (6,613,085)

NET LOSS                             -              -           -       -             -              -      (555,200)      (555,200)
                           ------------   ------------  ----------  ------  ------------   ------------  ------------   ------------


BALANCE, MAY 31, 1998
   (RESTATED)              124,563,432   $    124,600   8,000,000   $   -   $         -    $ 6,841,215   $(14,134,100)  $(7,168,285)
STOCK ISSUED TO EMPLOYEES    3,500,000          3,500           -       -             -        120,000              -       123,500
STOCK ISSUED TO VENDORS
   FOR SERVICES              1,300,000          1,300           -       -             -         51,700              -        53,000

NET LOSS                             -              -           -       -             -              -       (767,400)     (767,400)
                           ------------   ------------  ----------  ------  ------------   ------------  ------------   ------------
BALANCE, MAY 31, 1999      129,363,432    $   129,400   8,000,000   $   -   $         -    $ 7,012,915   $(14,901,500)  $(7,759,185)
                           ============   ============  ==========  ======  ============   ============  ============   ============

                             The accompanying notes are an integral part of these financial statements.

                                                             MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                             (DEVELOPMENT STAGE COMPANIES)
                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             FOR THE YEARS ENDED MAY 31, 1999 AND 1998 AND
                                               FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1999
==========================================================================================================

                                                                                                 For the
                                                                                               Period from
                                                                                                 May 4,
                                                            For the Year Ended                    1982
                                                                  May 31,                      (Inception)
                                             ---------------------------------------------     to May 31,
                                                 1999             1998           1997             1999
                                             -------------   -------------   -------------   -------------
                                              (restated)      (restated)      (restated)       (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                  $   (767,400)   $   (555,200)   $   (957,400)   $(14,901,500)
   Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                    -               -             500         135,600
       Warrants and options issued to
         employees and vendors                          -               -               -         688,900
       Minority interest in losses of
         subsidiary                                     -               -               -        (329,800)
       Stock issued to employees and
         vendors                                  176,500               -         427,300       1,152,800
       Accrued interest on advances
         from affiliates                          283,000         258,200         236,200       2,224,800
   Increase in
     Prepaid expenses                                   -               -               -            (600)
   Increase in
     Accounts payable and accrued
       expenses                                    58,915          50,000          50,100       1,448,800
     Accrued compensation                         240,800         240,400         240,200       2,717,000
                                             -------------   -------------   -------------   -------------

Net cash used in operating activities              (8,185)         (6,600)         (3,100)     (6,864,000)
                                             -------------   -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                  -               -               -        (135,600)
                                             -------------   -------------   -------------   -------------

Net cash used in investing activities                   -               -               -        (135,600)
                                             -------------   -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances from
     affiliates, net                                8,185           6,600           3,100       2,244,200
   Proceeds from loan payable                           -               -               -          71,000
   Proceeds from sale of stock, net                     -               -               -       4,684,400
                                             -------------   -------------   -------------   -------------

Net cash provided by financing
   activities                                       8,185           6,600           3,100       6,999,600
                                             -------------   -------------   -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          FOR THE YEARS ENDED MAY 31, 1999 AND 1998
                                    AND FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO MAY 31, 1999
===================================================================================================

                                                                                          For the
                                                                                        Period from
                                                                                          May 4,
                                                     For the Year Ended                    1982
                                                          May 31,                       (Inception)
                                      ---------------------------------------------     to May 31,
                                           1999            1998           1997             1999
                                      -------------   -------------   -------------   -------------
                                        (restated)       (restated)        (restated)       (restated)
Net increase in cash                  $          -    $          -    $          -    $          -

CASH, BEGINNING OF PERIOD                        -               -               -               -
                                      -------------   -------------   -------------   -------------

CASH, END OF PERIOD                   $          -    $          -    $          -    $          -
                                      =============   =============   =============   =============


SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

     INTEREST PAID                    $          -    $          -    $          -    $          -
                                      =============   =============   =============   =============

     INCOME TAXES PAID                $          -    $          -    $          -    $          -
                                      =============   =============   =============   =============



   The accompanying notes are an integral part of these financial statements.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


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


NOTE 2 - RESTATEMENTS

         Shares Issued and Outstanding Restatement
         -----------------------------------------
         The Company has restated its prior period financial statements for certain adjustments related to accounting for shares issued during the years ended May 31, 1994 through May 31, 1999. The Company had recorded certain stock grants to consultants that were not transacted during the years ended May 31, 1995 and 1994. In addition, the Company incorrectly recorded the acquisition of 8,000,000 shares of common stock into treasury as a retirement of those shares. The resulting misstatements affect shares outstanding in those periods as follows:

                                                     Common
                                                     Shares            Common
                                                  Outstanding,         Shares
                  Year Ending                    as Previously      Outstanding,
                      May 31,                       Reported        as Corrected
                  --------------                 -------------      ------------
                                                   (in 000s)          (in 000s)

                      1994                         102,593            109,223
                      1995                         103,681            109,223
                      1996                         103,681            109,223
                      1997                         119,016            124,563
                      1998                         119,016            124,563
                      1999                         123,816            129,363

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


NOTE 2 - RESTATEMENTS (CONTINUED)

         Stock and Options Issued to Employees and Consultants
         -----------------------------------------------------
         During the year ended May 31, 1999, Meditech incorrectly recorded the fair market value of its shares and stock options issued to employees and consultants.

         Meditech had previously recorded stock grants at discounted rates and grants of options to consultants and employees at intrinsic value. These grants have been corrected to reflect the fair market value of the services or the fair market value of the instrument granted for these grants to consultants and vendors and to properly reflect the application of Meditech's stock based compensation policies where employees are concerned.

         These changes have been corrected to reflect the appropriate values. Total adjustments and their relative impact on Meditech's net loss are as follows:

                                                            Adjustment
                                                          for Corrected
                                                              Values
                                          Net Loss,        Attributed to
                  Year Ending          as Previously        Stock-Based      Net Loss,
                      May 31,             Reported         Compensation     as Corrected
                      1999             $  (721,500)         $   45,900      $    (767,400)


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $767,400, $555,200, and $957,400 during the years ended May 31, 1999, 1998, and 1997, respectively. In addition, the Company had accumulated deficits of $14,901,500 and $14,134,100 as of May 31, 1999 and 1998, respectively. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


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

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended May 31, 1999, 1998, and 1997, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


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

         At May 31, 1999 and 1998, the assets and liabilities of Viral were as follows:

                                                            1999               1998
                                                      ---------------    ----------------
               Assets
                   Due from Meditech                  $       400,000    $        400,000
                                                      ---------------    ----------------

                     TOTAL ASSETS                     $       400,000    $        400,000
                                                      ===============    ================

               Liabilities
                   Accounts payable                   $         5,000    $          5,000
                   Due to Meditech                            129,000             129,000
                                                      ---------------    ----------------

                        Total liabilities                     134,000             134,000

               Equity                                         266,000             266,000
                                                      ---------------    ----------------

                     TOTAL LIABILITIES AND EQUITY     $       400,000    $        400,000
                                                      ===============    ================

         Amounts recorded in the minority interest on the accompanying balance sheets represent the pro-rata portion of Viral's equity attributable to minority stockholders.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

         Common Stock (Continued)
         -------------
         On March 27, 1989, the Company sold 250,000 shares of common stock for $0.10 per share for gross proceeds of $25,000.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

         Stock Purchase Warrants and Options (Continued)
         ------------------------------------
         During the year ended May 31, 1988, the Company issued options to purchase 550,000 shares of its common stock at exercise prices ranging from $0.05 to $0.15 per share to consultants for services rendered. In connection with these options, the Company recognized consulting expense in the amount of $13,800. All of these options have expired.

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

         Employee Stock Option Transactions
         ----------------------------------
         The Company has no formal stock option plan. During the years ended May 31, 1999, 1998, and 1997, the Company did not have any transactions involving the Company's common stock purchase options issued to employees.


NOTE 7 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following at May 31, 1999, 1998, and 1997:

                                                                1999              1998             1997
                                                          ----------------  ---------------  ----------------
            Deferred tax assets
              Reserve for finance charges                 $       380,000   $      360,000   $       340,000
              Accrued compensation                              1,086,800          990,500           894,300
              Interest on related party advances                  889,900          770,700           673,400
            Operating losses                                    2,393,500        2,805,600         3,171,400
            Valuation allowance                                (4,750,200)      (4,926,800)       (5,079,100)
                                                          ----------------  ---------------  ----------------

                NET DEFERRED TAX ASSET                    $             -   $            -   $             -
                                                          ================  ===============  ================

         The federal operating loss carryforwards at May 31, 1999 were approximately $6,648,700.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


NOTE 8 - RELATED PARTY TRANSACTIONS

         Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At May 31, 1999 and 1998, the Company maintained short-term advances from affiliates of $3,294,700 and $3,011,700, respectively. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Interest expense on the advances was $283,000 and $258,200 for the years ended May 31, 1999 and 1998, respectively.

         At May 31, 1999 and 1998, the Company maintained unsecured advances from stockholders in the amount of $36,985 and $28,800, respectively. The advances are unsecured, non-interest-bearing, and are payable on demand.

         Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At May 31, 1999 and 1998, the aggregate amount of accrued compensation was $2,717,000 and $2,476,200, respectively.

         The Company has entered into certain employment agreements with its officers and stockholders (see Note 10).

         The Company maintains its primary place of business in facilities owned by the Chief Executive Officer (see Note 10).


NOTE 9 - YEAR 2000 ISSUE

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


NOTE 10 - SUBSEQUENT EVENTS

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


NOTE 10 - SUBSEQUENT EVENTS (Continued)

         License Agreement (Continued)
         ------------------
         During the three months ended November 30, 2000, INR exercised options to purchase 3,333,333 shares of common stock and paid $100,000 to the Company. Under the terms of the letter, the Company issued a one-year option to INR for 10,000,000 shares of common stock, immediately exercisable at $0.03 per share. In return, the Company will receive royalties equal to 7% of net sales for all MTCH-24(TM) products sold and 4% of net sales for all Viraplex(R) products sold by INR. During the second quarteR of 2000, the agreement was executed. The option was valued at $400,000, using the Black-Scholes option-pricing model, which has been recorded as an operating expense on the date granted. This amount has been recorded as deferred revenue until such a time that the agreement is executed.

         Common Stock
         ------------
         During the year ended May 31, 2000, the Company issued 450,000 shares of common stock to employees for compensation. The shares were valued at $11,250.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

         Stock Purchase Warrants and Options (Continued)
         -----------------------------------
         On February 1, 2000, the Company issued options to purchase 900,000 shares of its common stock to consultants of the Company. The options are exercisable at $0.21 per share and expire on May 31, 2006. Related to these options, the Company recognized $27,000 in compensation expense, which represents the fair market value of the options at the date of grant.

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 1999
================================================================================


NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

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

         Related Party Transactions
         --------------------------
         The Company maintains its primary place of business in facilities owned by the Chief Executive Officer (see Note 5). In addition, the Company has not paid compensation to its officers for the year ended May 31, 2000.

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

YEAR ENDED MAY 31, 1998
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



                                                               F-30