Form 10QSB
period 2001-02-28
MEDITECH PHARMACEUTICALS INC
filed 2001-04-13
CIK 717588

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

                                   (Mark One)

                 (X) Quarterly Report Under Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                       For Quarter Ended February 28, 2001

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

                              Yes    X         No
                                   -----          -----
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

146,703,432 shares of $.001 par value common stock, as of February 28, 2001

Transactional small business disclosure format (check one): Yes        No   X
                                                               -----      -----

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                   FEBRUARY 28, 2001 (UNAUDITED)
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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                  MAY 31, 2000 AND FEBRUARY 28, 2001 (UNAUDITED)
================================================================================


                                     ASSETS

                                                     FEBRUARY 28,      May 31,
                                                         2001           2000
                                                     ------------   ------------
                                                      (unaudited)
CURRENT ASSETS
     Cash                                            $   265,000    $   114,800
     Prepaid expenses                                        600            600
                                                     ------------   ------------

         Total current assets                            265,600        115,400

OTHER ASSETS                                              40,700          2,100
                                                     ------------   ------------

                      TOTAL ASSETS                   $   306,300    $   117,500
                                                     ============   ============


   The accompanying notes are an integral part of these financial statements.


                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                      (DEVELOPMENT STAGE COMPANIES)
                                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     MAY 31, 2000 AND FEBRUARY 28, 2001 (UNAUDITED)
===================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                     FEBRUARY 28,        May 31,
                                                                         2001              2000
                                                                     -------------    -------------
                                                                      (unaudited)
CURRENT LIABILITIES
     Accounts payable and accrued expenses                           $  1,498,600     $  1,502,500
     Accrued compensation                                               2,787,100        2,787,100
     Advances from affiliates                                           3,854,500        3,603,800
     Advances from stockholders                                            42,500           43,500
     Loan payable                                                          71,000           71,000
     Deferred revenue                                                     100,000          100,000
                                                                     -------------    -------------

         Total current liabilities                                      8,353,700        8,107,900
                                                                     -------------    -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                              191,300          191,300
                                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         25,000,000 shares authorized
         0 (unaudited) and 0 issued and outstanding                             -                -
     Common stock, $0.001 par value
         400,000,000 shares authorized
         146,703,432 (unaudited) and 136,713,432 shares
              issued and outstanding                                      146,700          136,700
     Subscriptions receivable                                             (10,000)         (10,000)
     Additional paid-in capital                                         8,307,200        7,743,200
     Accumulated deficit                                              (16,682,600)     (16,051,600)
                                                                     -------------    -------------

                  Total stockholders' deficit                          (8,238,700)      (8,181,700)
                                                                     -------------    -------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $    306,300     $    117,500
                                                                     =============    =============

         The accompanying notes are an integral part of these financial statements.

                                               2


                                                              MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                              (DEVELOPMENT STAGE COMPANIES)
                                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2001 AND 2000 (UNAUDITED) AND
                               FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO FEBRUARY 28, 2001 (UNAUDITED)
===========================================================================================================

                                                                                                For the
                                                                                              Period from
                                                                                                 May 4,
                             For the Three Months Ended        For the Nine Months Ended          1982
                                    February                         February               (Inception) to
                          ------------------------------    ------------------------------    February 28,
                              2001              2000             2001            2000              2001
                          -------------    -------------    -------------    -------------    -------------

                           (unaudited)      (unaudited)      (unaudited)      (unaudited)      (unaudited)

REVENUE                   $          -     $          -     $          -     $          -     $     25,000
                          -------------    -------------    -------------    -------------    -------------

OPERATING EXPENSES
   Research and
     development                     -                -            6,500                -        1,844,800
   General and
     administrative            125,000          506,600          375,300          751,300       12,458,300
   Aborted stock
     offering costs                  -                -                -                -          325,400
                          -------------    -------------    -------------    -------------    -------------

Total operating
   expenses                    125,000          506,600          381,800          751,300       14,628,500
                          -------------    -------------    -------------    -------------    -------------

LOSS BEFORE OTHER
   INCOME (EXPENSE)           (125,000)        (506,600)        (381,800)        (751,300)     (14,603,500)
                          -------------    -------------    -------------    -------------    -------------

OTHER INCOME
   (EXPENSE)
     Interest expense          (85,400)         (78,100)        (250,700)        (229,100)      (2,784,500)
     Interest income             1,500                -            1,500                -          300,000
     Other income, net               -                -                -                -           75,600
                          -------------    -------------    -------------    -------------    -------------

Total other income
   (expense)                   (83,900)         (78,100)        (249,200)        (229,100)      (2,408,900)
                          -------------    -------------    -------------    -------------    -------------

LOSS BEFORE MINORITY
   INTEREST IN LOSSES
   OF SUBSIDIARY              (208,900)        (584,700)        (631,000)        (980,400)     (17,012,400)

MINORITY INTEREST IN
   LOSSES OF
   SUBSIDIARY                        -                -                -                -          329,800
                          -------------    -------------    -------------    -------------    -------------

                   The accompanying notes are an integral part of these financial statements.





                                                              MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                              (DEVELOPMENT STAGE COMPANIES)
                                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2001 AND 2000 (UNAUDITED) AND
                               FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO FEBRUARY 28, 2001 (UNAUDITED)
===========================================================================================================

                                                                                                For the
                                                                                              Period from
                                                                                                 May 4,
                             For the Three Months Ended        For the Nine Months Ended          1982
                                    February                          February              (Inception) to
                          ------------------------------    ------------------------------    February 28,
                              2001              2000             2001            2000              2001
                          -------------    -------------    -------------    -------------    -------------
                           (unaudited)      (unaudited)      (unaudited)      (unaudited)      (unaudited)


NET LOSS                  $   (208,900)    $   (584,700)    $   (631,000)    $   (980,400)    $(16,682,600)
                          =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS
   PER SHARE              $      (0.01)    $      (0.01)    $      (0.01)    $      (0.01)    $      (0.17)
                          =============    =============    =============    =============    =============

WEIGHTED-AVERAGE
   SHARES
   OUTSTANDING             142,036,765      131,001,894      138,937,864      129,907,593      100,597,241
                          =============    =============    =============    =============    =============



                   The accompanying notes are an integral part of these financial statements.

                                                      4

                                                         MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                         (DEVELOPMENT STAGE COMPANIES)
                                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND 2000 (UNAUDITED) AND
                          FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO FEBRUARY 28, 2001 (UNAUDITED)
======================================================================================================
                                                                                           For the
                                                                                         Period from
                                                                                            May 4,
                                                           For the Nine Months Ended         1982
                                                                 February               (Inception) to
                                                       ------------------------------    February 28,
                                                           2001              2000             2001
                                                       -------------    -------------    -------------
                                                        (unaudited)      (unaudited)      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $   (631,000)    $   (980,400)    $(16,682,600)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                              -                -          135,600
       Warrants and options issued to employees and
         vendors                                                  -                -          775,100
       Minority interest in losses of subsidiary                  -                -         (329,800)
       Stock issued to employees and vendors                      -          600,700        1,667,300
       Contributed services                                 274,000           63,500          400,900
       Accrued interest on advances from affiliates         250,700          229,100        2,784,500
   Increase in
     Prepaid expenses                                             -                -             (600)
     Other assets                                           (35,200)               -          (37,300)
   Increase (decrease) in
     Accounts payable and accrued expenses                   (3,900)          (6,400)       1,498,600
     Accrued compensation                                         -           52,700        2,787,100
     Deferred revenue                                             -                -          100,000
                                                       -------------    -------------    -------------

Net cash used in operating activities                      (145,400)         (40,800)      (6,901,200)
                                                       -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                       (3,400)               -         (139,000)
                                                       -------------    -------------    -------------

Net cash used in investing activities                        (3,400)               -         (139,000)
                                                       -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances from stockholders                  (1,000)               -           42,500
   Proceeds from advances from affiliates, net                    -           40,800        2,207,300
   Proceeds from loan payable                                     -                -           71,000
   Proceeds from sale of stock, net                         300,000                -        4,984,400
                                                       -------------    -------------    -------------

Net cash provided by financing activities                   299,000           40,800        7,305,200
                                                       -------------    -------------    -------------


             The accompanying notes are an integral part of these financial statements.

                                                   5


                                                         MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                         (DEVELOPMENT STAGE COMPANIES)
                                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND 2000 (UNAUDITED) AND
                          FOR THE PERIOD FROM MAY 4, 1982 (INCEPTION) TO FEBRUARY 28, 2001 (UNAUDITED)
======================================================================================================

                                                                                           For the
                                                                                         Period from
                                                                                            May 4,
                                                           For the Nine Months Ended         1982
                                                                 February 28,           (Inception) to
                                                       ------------------------------    February 28,
                                                           2001              2000             2001
                                                       -------------    -------------    -------------
                                                        (unaudited)      (unaudited)      (unaudited)

Net decrease in cash                                   $    150,200    $          -     $     265,000

CASH, BEGINNING OF PERIOD                                   114,800                -                -
                                                       -------------    -------------    -------------

CASH, END OF PERIOD                                    $    265,000     $          -     $    265,000
                                                       =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                       $          -     $          -     $          -
                                                       =============    =============    =============

   INCOME TAXES PAID                                   $          -     $          -     $          -
                                                       =============    =============    =============

              The accompanying notes are an integral part of these financial statements.

                                                    6

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND FEBRUARY 28, 2001 (UNAUDITED)
================================================================================


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

         Basis of Presentation
         ---------------------
         The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended February 28, 2001 are not necessarily indicative of the results to be expected for the full year ending May 31, 2001.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND FEBRUARY 28, 2001 (UNAUDITED)
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND FEBRUARY 28, 2001 (UNAUDITED)
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended February 28, 2001 and 2000, the Company incurred net losses; therefore, basic and diluted loss per share are the same.


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

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND FEBRUARY 28, 2001 (UNAUDITED)
================================================================================


NOTE 3 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         During the nine months ended February 28, 2001, INR exercised options to purchase 10,000,000 shares of common stock and paid $300,000 to the Company.

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND FEBRUARY 28, 2001 (UNAUDITED)
================================================================================


NOTE 4 - INVESTMENT AGREEMENT

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

Further, under the provisions of the agreement, during the term of the investment agreement and for a period of one year thereafter, the Company is prohibited from engaging in certain financing transactions involving the Company's equity securities

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND FEBRUARY 28, 2001 (UNAUDITED)
================================================================================


NOTE 5 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following:

                                                         February 28,        May 31,
                                                             2001              2000
                                                       ---------------   ---------------
                                                        (unaudited)
          Deferred tax assets
              Reserve for finance charges              $      400,000    $      400,000
              Accrued compensation                          1,100,000         1,100,000
              Interest on related party advances            1,110,000         1,010,000
          Operating losses                                  2,150,000         1,629,000
          Valuation allowance                              (4,760,000)       (4,139,000)
                                                       ---------------   ---------------

                   NET DEFERRED TAX ASSET              $            -    $            -
                                                       --=============   ===============

         The federal operating loss carryforwards at February 28, 2001 were approximately $5,832,600 (unaudited).


NOTE 6 - RELATED PARTY TRANSACTIONS

         Since inception, the Company has received advances from Petro-Med, Inc, an affiliate, to fund its working capital requirements. At May 31, 2000 and 1999 and February 28, 2001, the Company maintained short-term advances from affiliates of $3,603,800, $3,294,700, and $3,769,100
         (unaudited), respectively. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Interest expense on the advances was $309,000 and $283,000 for the years ended May 31, 2000 and 1999, respectively.

         At May 31, 2000 and February 28, 2001, the Company maintained unsecured advances from stockholders in the amount of $43,500 and $42,500 (unaudited). The advances are unsecured, non-interest-bearing, and are payable on demand.

         Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At May 31, 2000, the aggregate amount of accrued compensation was $2,787,100.

         The Company has entered into certain employment agreements with its officers and stockholders (see Note 5).

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000 AND FEBRUARY 28, 2001 (UNAUDITED)
================================================================================


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company maintains its primary place of business in facilities owned by the Chief Executive Officer. In addition, the Company has not paid or accrued compensation to certain of its officers for the nine months ended February 28, 2001. Related to these services, the Company has recorded expenses in the amount of $182,700 (unaudited) for the nine months ended February 28, 2001, which have been reflected as an increase in additional paid-in capital.

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

         From the time we became a public company in 1983 to 1987, our operations related primarily to research and development, securing our patents, initiating and continuing clinical tests, recruiting personnel and raising capital. In 1987 we halted testing of our products and significantly reduced our research and development efforts due to a lack of funding. From 1987 through late-1999, we had very limited operations, and conducted minimal research and development in order to keep our existing projects active. During our period of inactivity, most of the costs incurred by the Company related to general administrative expenses, primarily executive compensation which was accrued but not paid and stock based compensation, and other minimal operating costs to keep the Company and its products afloat pending a financing. In late-1999, in anticipation of our financing arrangement with Swartz Private Equity, LLC, we gradually restarted research and development efforts and minimal testing of our products. Through February 28, 2001, we have derived our revenues from the sale of a license option to Immune Network Research, Inc. to develop and market our patented products.

GOING CONCERN

       Our consolidated financial statements for the fiscal year ended May 31, 2000 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our consolidated financial statements, we experienced a loss of approximately $631,000 during the nine months ended February 28, 2001, and had a cash balance of approximately $265,000, and an accumulated deficit of approximately $16,682,600 at February 28, 2001. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

SOURCES OF REVENUES AND REVENUE RECOGNITION

         Revenues earned from inception consist entirely of a $25,000 fee paid to us by Immune Network, Limited ("INL") in connection with the execution of our letter agreement dated February 3, 2000. Pursuant to the letter agreement, we granted INL an irrevocable option to license, develop and market several applications of MTCH-24(TM) and Viraplex (R). In addition, pursuant to the letter agreement, INL is obligated to pay to us the sum of $100,000 upon execution of a definitive license agreement. Although we have not completed negotiations of the license, INL has paid the $100,000, which has been recorded as deferred revenue as of February 28, 2001.

          We will recognize revenues from licenses over the period of the applicable license.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000.

REVENUES. There were no revenues for the three months ended February 28, 2001 nor were there any revenues for the three months ended February 29, 2000.

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

RESEARCH AND DEVELOPMENT COSTS. There were no research and development costs for the three months ended February 28, 2001 or for the three months ended February 29, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $125,000 for the three months ended February 28, 2001, as compared with $506,600 for the three months ended February 29, 2000. The decrease was primarily due to stock based compensation expenses recognized during the three months ended February 29, 2000.

INTEREST EXPENSE. Interest expense was $85,400 for the three months ended February 28, 2001 as compared to $78,100 for the three months ended February 29, 2000. This increase was due to the additional debt incurred in 2001. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

NET LOSS. Net loss was $208,900 for the three months ended February 28, 2001 as compared to $584,700 for the three months ended February 28, 2000. The decrease in net loss was due to the decrease in stock based compensation expense for the three months ended February 28, 2001.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000.

REVENUES. There were no revenues during the six months ended February 28, 2001 (the "2001 Period") nor were there any revenues for the six months ended February 29, 2000 (the "2000 Period").

RESEARCH AND DEVELOPMENT COSTS. Direct research and development cost for the 2001 period were $6,500, consisting of the costs of additional clinical trials on the products. There were no research and development costs for the 2000 period.

GENERAL AND ADMINISTRATIVE EXPENSES. Direct costs were $375,300 for the 2001 Period, as compared with $751,300 for the 2000 Period. The decrease was primarily due to a decrease in stock-based compensation expense in the 2001 Period as compared to the 2000 Period. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

INTEREST EXPENSE. Interest expense was $250,700 for the 2001 Period as compared to $229,100 for the 2000 Period. This increase was due to the additional debt incurred in the 2001 Period. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

NET LOSS. Net loss was $631,000 in the 2001 Period compared to $980,400 in the 2000 Period. The decrease was primarily due to a decrease in stock-based compensation expense in the 2001 Period as compared to the 2000 Period.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

         Our cash and cash equivalents were $265,000 at February 28, 2001 (up from $0 at February 28, 2000). Cash was augmented at February 28, 2001 by net proceeds from financing activities in fiscal year 2001.

         Net cash used in operations in the 2001 Period was $145,400 compared to $40,800 in the 2000 Period.

         Net cash used in investing activities in the 2001 Period was $3,400 compared to $0 in the 2000 Period.

         Net cash provided from financing activities in the 2001 Period was $299,000 compared to $40,800 in the 2000 Period. The increase in cash was due to the exercise by INR of options to purchase 10,000,000 shares of common stock of the Company for which the Company received $300,000.

         On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC, which was amended and restated on February 15, 2001. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that this registration statement is declared effective. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. The agreement is for a three-year period ending June 30, 2003. Any time that the shares are putted, the discount between the put price to Swartz and the trading price will result in a selling discount for the Swartz shares which will be part of our operating expenses in the income statement.

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

Part II - Other information

Item 1 - Legal proceedings

     Not applicable

Item 2 - Change in securities

During the three months ended February 28, 2001, INR exercised options to purchase 6,666,667 shares of common stock and paid $200,000 to the Company.

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

Meditech Pharmaceuticals, Inc.
(Registrant)



By: /s/ Steven I. Kern                                   Dated April 13, 2001
----------------------------------
Steven I. Kern
Chief Financial Officer