Form 10KSB
period 2001-05-31
MEDITECH PHARMACEUTICALS INC
filed 2001-09-13
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
-------------------------                                 ----------------------
MAY 31, 2001                                                     0-12561

                         MEDITECH PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



    NEVADA                                                     95-3819300
---------------                                            -------------------
(STATE OR OTHER                                             (I.R.S.EMPLOYER
JURISDICTION OF                                            IDENTIFICATION NO.)
ORGANIZATION)


                        10105 E. VIA LINDA, #103, PMB-382
                                  SCOTTSDALE, AZ                       85258
                      --------------------------------------          --------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

                                 (480) 614-2874
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE


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

STATE THE ISSUER'S REVENUE FOR ITS MOST RECENT FISCAL YEAR.

$100,000

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

$7,442,086.47 (COMPUTED ON THE BASIS OF $.065 PER SHARE OF COMMON STOCK) AS OF AUGUST 30, 2001.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

150,860,432 SHARES OF $.001 PAR VALUE COMMON STOCK AS OF AUGUST 30, 2001.

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

     Epstein-Barr Virus ("EBV") is a herpes virus that causes infectious mononucleosis and may be a cause of Burkitt's lymphoma, a disease found mostly in Africa and New Guinea, and less frequently in the United States. EBV causes widespread early childhood disease in developing countries, and is also associated with nasopharyngeal carcinoma, a malignant tumor of the nose usually affecting young adults.

     Cytomegalovirus ("CMV") is a virus, the effects of which vary substantially depending upon the age and immune status of the infected person. Infection of an infant can result in a fatal disease involving the nervous system and liver. Infection acquired later in life may cause a syndrome clinically indistinguishable from mononucleosis. Generalized CMV infection, which can be fatal, may also occur in patients whose immune systems have been compromised.

     Rotavirus is believed to be the causative agent in over 50% of all cases of acute diarrhea in children requiring hospitalization. It can be highly contagious and sometimes fatal. Rotavirus is also a major cause of gastroenteritis in swine and lambs. Gastroenteritis is an inflammation often due to an infectious agent of the intestinal tract with a mortality rate of 30% to 50%.

     Initial therapeutic uses of MTCH-24(TM) will include the topical treatment of Herpes Simplex Virus I and acne. We have developed an over-the-counter product containing MTCH-24(TM) for treating symptoms of herpes simplex virus infections of the lips, mouth, and face (e.g. cold sores and fever blisters). Initially, the active ingredients shown in the product will be drugs other than MTCH-24(TM), that previously have been recognized by the Food and Drug Administration ("FDA") as safe and effective for their intended use, as specified in FDA monographs or proposed monographs. MTCH-24(TM) will be used in these products as a non-active ingredient or a surfactant, an agent that is used externally such as soap or topical anti-microbial agent plus wetting agent. An anti-microbial agent is one that either prevents or kills microbes, including bacterial germs and viruses. Under these conditions, we hope our over-the-counter product will fall within the scope of the FDA regulations. Consequently, we may be able to bring our product to market in the United States without further FDA approval. Outside FDA and Federal Trade Commission counsel will conduct extensive legal research prior to the release for sale of any of our products.

Viraplex(R)

     Since 1987, the National Cancer Institute has conducted studies to screen 60,000 drugs against cancer related organisms. One of the final drugs remaining in this study as being potentially effective against some cancers is Viraplex(R). They have not yet completed the testing to determine actual effectiveness.

     One of the problems in moving this project forward was the inherent insolubility of Viraplex(R). In 1997 and 1998, we reformulated the drug into a fully soluble form, now making it possible to deliver the maximum therapeutic dose to the intended site of delivery.

     We are currently testing Viraplex(R), as well as MTCH-24(TM). Pending satisfactory test results, we plan to develop additional products containing these drugs. Viraplex(R) is administered orally in capsule form as a prescription treatment for orofacial and genital herpes simplex virus infections in humans. We received permission from the FDA in 1987 to initiate a 320-patient Phase III study to test safety and effectiveness in humans, consisting of 160 patients with genital herpes and 160 patients with orofacial herpes. However, in 1987, these trials were suspended pending the obtaining of additional capital to finance the trials. We had completed more than 50% of this testing prior to our suspension of the testing due to lack of funds. Because this test was structured as a double blind test (a test where half the patients unknowingly receive a placebo and the other half unknowingly receive the drug) only the bio-statistician has the ability to determine the test results prior to completion of the testing. If we decide to complete this test instead of commencing a new test, the results will be published upon completion.

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

     Organisms of the bacteria genus Xanthomonas cause citrus canker. Xanthomonas consists of a group of bacteria that infects plants and causes significant loss to commercially important fruits and vegetables. MTCH-24(TM) has been shown to inhibit this organism at concentrations non-toxic to humans. Biosciences Laboratories in Montana is currently conducting tests using MTCH-24(TM) against this organism and two others.

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

Marketing Plan

     Presently, depending upon the timing and amount raised through our investment agreement with Swartz Private Equity, LLC, we estimate that we will have commercial products that we will market in the United States within the next two years. In addition, we intend to bring out an MTCH-24(TM)-based Cold Sore product in the United States. The target customers for our products are drug chains, drug wholesalers, mass marketers and food chains. We also plan to market our product directly over the Internet. If available, we intend to employ independent sales representative organizations. There is no assurance that even if we are successful in raising sufficient money through Swartz, that there will be a market for our products within the United States, or that we will receive the required regulatory approval.

     We would aim media at the appropriate segments of the population, as well as publications targeting the self-medicating segment. We intend for most of the advertising to be in print. We worked with a professional outside agency specializing in drug naming to develop a brand name for MTCH-24(TM) that would provide us with maximum consumer impact and long consumer attention span. We have selected the name MDCH (TM) and have filed a trademark application with the United States Patent and Trademark Office to register the mark.

     In addition to our selling efforts upon commercialization of our products, we are currently attempting to enter into licensing arrangements with larger pharmaceutical and consumer product companies, especially on an international level. Because we can enter into licensing arrangements prior to commercialization of our products, licensing arrangements can be used to raise capital and obtain assistance with research and development. For example, we previously entered into a letter agreement with Immune Network, Limited in February 2000. Pursuant to the agreement, we granted INL an irrevocable option for a period of one year to obtain an exclusive license to make, have made, promote, sell and distribute Viraplex(R) and MTCH-24(TM), and any derivatives or formulation of either product, throughout the world, excluding the United States. INL has paid to us $100,000 in anticipation of entering into a formal license agreement, pursuant to which we would receive a seven percent and four percent royalty on INL's net sales of MTCH-24(TM) and Viraplex(R), respectively. In addition, INL initiated and funded in excess of $20,000 of research and development activities on MTCH-24(TM) and Viraplex(R), and provided to us all data from these activities. In May 2001, we entered into an agreement with INL which terminated the first agreement and pursuant to which we granted to INL a 2% royalty on worldwide sales, excluding the United States, of MTCH-24(TM), and a 2% royalty on worldwide sales of any agricultural product. This agreement was entered into in consideration of INL's work under the letter agreement and in lieu of the license agreement contemplated there under.

     Pursuant to the letter agreement, we also granted to INL an irrevocable option to purchase 10,000,000 shares of our common stock at an exercise price of $0.03 per share. The shares of common stock issuable upon exercise of the option have been registered. All of the INL options have been exercised.

Competition

     There is at least one FDA-approved product currently available, by prescription, for the treatment of herpes infections. Burroughs-Wellcome Co. sells it under the name Zovirax(R) (Acyclovir). FDA approval of Zovirax(R) is limited to selected cases of genital and mucocataneous herpes and also to specific usage. Mucocataneous herpes relates to certain lubricating linings in the body and/or skin. Herpes Simplex Viruses typically cause infection at these sites. Other companies are testing vaccines intended to prevent infection by herpes viruses. Treatment of persons presently afflicted with recurrent herpes infections is the primary focus of the products we are developing.

     Many pharmaceutical companies and other researchers have announced their intention to introduce, or are believed to be in the process of developing a variety of products that may perform some or all of the functions of our Viraplex(R) and MTCH-24(TM) products. Competing products are already available for many of the functions of our MTCH-24(TM) products. Other current competitors include Uniliver (with Vaseline Intensive lip care), Avanir Pharmaceuticals (with Docusanol), Blistex and Zila Pharmaceuticals with Zilactin.

Patents

     Our performance and ability to compete depends to a significant degree on our proprietary knowledge. We rely or intend to rely on a combination of patent and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. Our policy is to seek the issuance of patents that we consider important to our business.

     We have two U.S. patents pending for new formulations of MTCH-24(TM) and Viraplex(R), and the following issued patents:

     MTCH-24(TM)

     1. Canadian Patent #1,242,147 (Method for Treating Viral Infection), issued September 20, 1988 (6 claims)

     2. Canadian Patent #1,256,032 (Method and Composition for Treating Viral Infections), issued July 20, 1989 (16 claims)

     VIRAPLEX (R)


     1. Canadian Patent #1,261,269 (Herpes Simplex Treatment), issued September 26, 1989 (14 claims)

     We may file additional patent applications in the United States and under international treaties depending on the evaluation of the costs and anticipated benefits that may be obtained by expanding possible patent coverage.


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


Item 2. Properties
------------------

     We currently operate out of space owned by Gerald Kern, our Chairman and CEO and Steven Kern, our President, Chief Financial Officer and Chief Operating Officer, that is provided to us at nominal cost. This space will not be adequate for operations as we move forward. We anticipate acquiring a small office in Los Angeles within the next 12 months.


Item 3. Legal Proceedings
-------------------------

     We are not a party to any material legal proceedings nor are we aware of any pending litigation against our Company.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

     The Company's common stock is traded on the over-the-counter ("OTC") market. On May 31, 2001, the closing bid price for the common stock of the Company was $.145. The high and low closing bid prices therefore during the quarterly fiscal periods indicated were as follows:

Quarter Ended                         Low Bid                 High Bid
-------------                          -------                --------

August 31, 1998                         .015                     .078
November 30, 1998                       .015                     .052
February 28, 1999                       .00                      .02
May 31, 1999                            .00                      .00
August 31, 1999                         .06                      .15
November 30, 1999                       .008                     .054
February 29, 2000                       .31                      .97
May 31, 2000                            .27                      .44
August 31, 2000                         .23                      .45
November 30, 2000                       .095                     .32
February 28, 2001                       .075                     .29
May 31, 2001                            .095                     .25

Some of the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's common stock was reported on NASDAQ through April 30, 1986, at which time it was delisted because of failure to meet the minimum capital, surplus and asset requirements of the NASD by-laws.

     As of August 30, 2001, there were approximately 2,882 holders of record of the Company's outstanding shares of common stock.

     The Company has not paid any dividends to its shareholders and has no present intention of changing this policy.

     The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended May 31, 2001.

1. During the year ended May 31, 2001, we issued an aggregate of 10,000,000 shares of our common stock pursuant to the exercise of an option at an exercise price of $0.03 per share.

2. During the year ended May 31, 2001, we issued an aggregate of 1,500,000 shares of our common stock pursuant to an employee's exercise of options for an aggregate exercise price of $155,000.

3. During the year ended May 31, 2001, we exercised a put option pursuant to which we put 605,055 shares of our common stock to Swartz for a total aggregate purchase price of $48,404.

     No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933 on the basis that they were issued under circumstances not involving a public offering.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion of our financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

     We are a drug development company, founded in 1982, focused in the areas of research, development, and marketing in the biomedical industry, with an emphasis on anti-infective drugs. The Company has completed various stages of planning and developing products containing its proprietary drugs Viraplex (R) and MTCH-24(TM).

     Our development activities since inception (May 4, 1982) have included efforts to secure financing, create a management and business structure, and develop and test Viraplex (R) and MTCH-24(TM) for release as both over-the-counter ("OTC") and ethical products. These activities have produced very little in operating revenues.

     Since we became a public company, our operations have related primarily to securing patents, initiating and continuing clinical tests, recruiting personnel and raising capital. Through May 31, 2001, we have derived our revenues from the sale of a license option to Immune Network, Limited to develop and market new patented products.

Going Concern

     The Company's independent certified public accountants have stated in their report included in this Form 10KSB, that the consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a loss before extraordinary items of $842,537 during the year ended May 31, 2001, we had a cash balance of approximately $161,600, and had an accumulated deficit of approximately $15,488,905 and a stockholders deficit of $7,040,328 at May 31, 2001. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

     We must raise additional funds in order to actively reinstate our research and development efforts, to complete existing product testing which was suspended in 1987, or commence new testing on such products, and to conduct additional testing on our products. We intend to obtain the necessary financing through our Investment Agreement with Swartz Private Equity, LLC. There can be no assurance that we will be successful in raising from Swartz sufficient additional capital in order to continue and complete our research and development and testing. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain such additional financing, there would be a material adverse effect on our business, financial position, and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient capital to meet our obligations on a timely basis, and to continue and complete our research and development and testing efforts. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.


RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2001 AND 2000.

Results of Operations

     The consolidated May 31, 2001 financial statements included net income of $562,695 as compared to a net loss of $1,150,100 for the year ended May 31, 2000. The decrease in net loss from fiscal year 2000 to fiscal year 2001 is due primarily to the extraordinary items resulting from forgiveness of accounts payable, debt and accrued interest on debt in the amount of $1,405,232 which were no longer collectible against the company due to the statute of limitations.

Sources of Revenues and Revenue Recognition

     Our revenues were $100,000 in 2001 as compared to $25,000 in 2000. Revenues in 2001 consisted entirely of the fees paid to us by Immune Network, Limited in anticipation of a license agreement and revenues in 2000 consisted entirely of a $25,000 fee paid to us by INL in connection with the execution of our letter agreement dated February 3, 2000. Pursuant to the letter agreement, we granted INL an irrevocable option to license, develop and market several applications of MTCH-24(TM) and Viraplex (R). In addition, pursuant to the letter agreement, INL is obligated to pay to us the sum of $100,000 upon execution of a definitive license agreement.

     We will recognize revenues from licenses over the period of the applicable license.

Operating Expenses

     Our expenses include research and development and general and administrative. Research and development consists of laboratory expenses, consulting expenses, test expenses, and other costs associated with the development of products not yet being marketed. General and administrative expenses include the salaries and benefit costs of management and other non-manufacturing employees, sales and marketing expenses, rent, accounting, legal and operational costs. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter.

     Research and Development Costs. Direct research and development costs for 2001 were $6,500, consisting of the costs of additional clinical trials on the products. Research and development costs for 2000 were $1,200. The increase is due to additional testing done on potential product offerings.

General and Administrative Expenses. Direct costs were approximately $601,937 for 2001, as compared with $864,900 for 2000. The decrease was primarily due to lower miscellaneous expenses (INL option of $400,000), costs are lower in consulting expenses ($162,000 of stock option expense for consultants) as off set by higher salary costs (up $150,000 from fiscal year 2000) and higher accounting fees (up $60,000 from fiscal year 2000) and legal fees incurred throughout the fiscal year. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

Interest Expense. Interest expense was $334,100 for 2001 as compared to $309,000 for 2000. This increase was due to the additional interest on accrued debt. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. Our Company's Chief Executive Officer, Gerald
N. Kern, also serves as Chairman of Petro-Med Inc.

Net Income. Net income was approximately $563,000 for 2001 as compared to a net loss of $1,150,000 for 2000. The decrease in net loss was due to the extraordinary item resulting from forgiveness of accounts payable and debt. The debt items which were forgiven had gone beyond any statute of limitations on the collection of debt.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED MAY 31, 2001 AND 2000

     Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

     Our cash and cash equivalents were $161,600 at May 31, 2001 (up from $114,800 at May 31, 2000). This increase was due to additional fees received from INL.

     Net cash used in operations in 2001 was approximately $130,000, as compared to cash provided by operations of $108,200 in 2000. Cash was used in operations in fiscal year 2001 for payment of increased accounting, legal and travel expenses.

     Net cash used in investing activities in 2001 was $3,200, which is due to purchases of office equipment in 2001. There was no net cash used in investing activities in 2000.

     Net cash provided by financing activities in 2001 was approximately $180,000, as compared to $6,600 in 2000. This increase was due to proceeds received from INL for stock options exercised, as offset by payments for registration costs and repayment of advances from stockholders.

     On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC which was amended and restated on February 15, 2001. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that the registration statement registering the resale of these shares became effective, which was May 4, 2001. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions.

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


Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------

The financial statements required by this item are set forth as indicated in
Item 14(a)(1).


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

     On July 16, 2001, the Company dismissed Singer Lewak Greenbaum & Goldstein, LLP as its independent auditor. Singer Lewak Greenbaum & Goldstein, LLP's audit reports on the Company's financial statements for the years ended May 31, 2000, 1999 and 1998 were included in the Company's Form 10-K, which was filed on August 8, 2000. None of the audit reports contained an adverse opinion or disclaimer of opinion; however, the audit reports for such periods did contain a going concern qualification. The decision to dismiss Singer Lewak Greenbaum & Goldstein, LLP was approved by the Company's Board of Directors.

     Management of the Company knows of no past disagreements between the Company and Singer Lewak Greenbaum & Goldstein, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. There were no "reportable events" (as such term is defined in Item 304 of Regulation S-K) that occurred within the Company's two most recent fiscal years nor any subsequent interim period preceding the replacement of Singer Lewak Greenbaum & Goldstein, LLP.

     On July 17, 2001, the Company engaged Corbin & Wertz, which appointment was approved by the Company's Board of Directors. During the Company's two most recent fiscal years and any subsequent interim period prior to the engagement of Corbin & Wertz, neither the Company nor anyone on the Company's behalf consulted with Corbin & Wertz regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

     The Company has authorized Singer Lewak Greenbaum & Goldstein, LLP to respond fully to all inquiries of Corbin & Wertz.

                                    PART III


Item 9.  Directors and Executive Officers
-----------------------------------------

The present directors and executive officers of the Company are listed below, together with brief accounts of their experience and certain other information.

Name                     Age     Office                     Year first elected
----                     ---     ------                     ------------------

Gerald N. Kern           63      Chairman of the Board,              1982
                                 Chief Executive Officer,
                                 Director

Cynthia S. Kern          51      Vice Chairman                       2001
                                 Secretary                           1983

Steven I. Kern           34      President and Director              2001
                                 Chief Operating Officer,            2000
                                 Chief Financial Officer

Lester F. Goldstein      57      Director                            1983

Harry Hall               66      Director                            1990

All officers serve at the pleasure of the board. Directors are elected for a period of one year at our annual meeting of shareholders and serve until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Gerald N. Kern
Chairman of the Board and Chief Executive Officer; Director

     Mr. Gerald N. Kern has been our Chairman of the Board and Chief Executive Officer since July 1982 and has been a director of our Company since July 1982. Mr. Kern served as our President from July 1982 until June 1995. From August 1996 to February 1998, Mr. Kern also served as Chairman of the Board, President and Chief Executive Officer of GumTech International, Inc., a chewing gum manufacturer. From August 1994 to August 1996, Mr. Kern served as President of AURA Interactive, an electronics company. Since July 1982, he has served as President and Chief Executive Officer and a director of Petro-Med, Inc., a shareholder of our Company.

Steven I. Kern
President, Chief Operating Officer, Chief Financial Officer and Director

     Mr. Steven I. Kern has served as a director of our Company and as our President since August 2001, and as our Chief Operating Officer and Chief Financial Officer since February 2000. Prior to joining our Company, Mr. Kern was the Vice President of Marketing for Financial Management Advisors, Inc. from February 1999 to January 2000. From July 1996 to January 1999, Mr. Kern served as a Vice President for Merrill Lynch in its Private Client Group. Mr. Kern was also a Vice President for Smith Barney from October 1993 to July 1996. He graduated from the University of California, Los Angeles with a B.A. in English.

Cynthia S. Kern
Vice Chairman, Director and Corporate Secretary

     Mrs. Kern has served as our Vice Chairman since August 2001, and as a director of our Company and our Corporate Secretary since July 1982. She also served as our President from 1995 until August 2001. Prior to joining our Company, Mrs. Kern served as President and Treasurer of FSL Cosmetics, Ltd. Mrs. Kern received a B.A. in English from the University of California, Los Angeles.

Lester F. Goldstein, Ph.D.
Director

     Dr. Goldstein has been a member of our Board of Directors since July 1982. Since January 2000, Dr. Goldstein has served as the President and Chief Operating Officer of Island Mist, a manufacturer of portable misting systems. From April 1998 to January 2000, Dr. Goldstein was Vice President of Coast Energy, a manufacturer of energy saving devices. From August 1996 to February 1998, Dr. Goldstein served as Executive Vice President of Gumtech International, Inc., a chewing gum manufacturer, where he was responsible for operations. Prior to that position, from July 1992 to August 1996 Dr. Goldstein served as Vice President of AURA Systems, an electronics company. Dr. Goldstein obtained a B.A. from Hofstra University in Physics and Mathematics and an M.S. and Ph.D. in Physics from the Polytechnic University of New York.

Harry Hall
Director

     Mr. Hall has been a member of our Board of Directors since 1984. Mr. Hall has over 30 years of corporate management experience. Since 1986, Mr. Hall has been a principal at Hall & Associates, a sales and marketing consulting firm. Mr. Hall is a graduate of Auburn University where he received a B.S. in Business Administration and he has completed the Effective Executive Program at Wharton University. Mr. Hall has also served as the President of the Consumer Affairs Committee of the American Apparel Manufacturers Association.

     Mrs. Kern is the wife of, and Mr. Steven Kern is the son of, Mr. Gerald Kern, our Chairman and Chief Executive Officer.


Item 10. Executive Compensation
-------------------------------

The following table sets forth all cash compensation for the fiscal years ended May 31, 2001, 2000 and 1999 for (1) the Company's Chief Executive Officer and
(2) each of its most highly compensated executive officers whose aggregate cash compensation exceeded $100,000.


                                             SUMMARY COMPENSATION TABLE


------------------------------------- --------------------------------------- -------------------------------
                                      Annual Compensation                     Long-Term Compensation Award
------------------------------------- --------------------------------------- -------------------------------
                                                                                 Restricted        Securities
                                      Fiscal                                      Stock            Underlying
Name and Principal Position           Year            Salary         Bonus        Grants           Options
------------------------------------- ----------- -------------- ------------ ----------------- -------------
Gerald N. Kern                        2001        $ 150,000          $ 0          0                      0
   Chairman of the Board and          2000        $  54,000          $ 0          0              4,500,000
   Chief Executive Officer            1999        $ 108,000          $ 0          0                      0
------------------------------------- ----------- -------------- ------------ ----------------- -------------
Steven I. Kern                        2001        $ 120,000          $ 0          0                      0
   Chief Operating Officer and        2000        $       0          $ 0          0              2,500,000
   Chief Financial Officer            1999        $       0          $ 0          0                      0
------------------------------------- ----------- -------------- ------------ ----------------- -------------


 (1) Of the cash compensation set forth for Mr. Kern, $108,000 was accrued but unpaid in 1999. No additional compensation was accrued in 2000 or 2001.



OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table provides information on option exercises in the fiscal year ended May 31, 2001, by the Named Executive Officers and the value of unexercised options held by the Named Executive Officers as of May 31, 2001.

------------------------- --------------- ----------- ---------------------------------- ----------------------------------
                                                               Number of
                                                         securities underlying                Value of unexercised
                              Shares                       unexercised options              in-the-money options at
                           acquired on      Value            at May 31, 2001                      May 31, 2001
Name                         Exercise      realized(1) Exercisable     Unexercisable      Exercisable(1)    Unexercisable
----                         --------      --------    -----------     -------------     ---------------   ---------------
Gerald N. Kern               500,000       $57,500      1,500,000           0                     0              0
-------------------------    --------      --------    -----------     -------------     ---------------   ---------------
Steven I. Kern               500,000       $47,500      2,000,000           0              $190,000              0
-------------------------   ---------      --------    -----------     -------------     ---------------   ---------------

(1) Based on the closing price of our common stock of $0.145 for the last business day of the fiscal year ended May 31, 2001.

Employment Agreements

     We entered into an employment agreement with Gerald N. Kern dated as of February 3, 2000 and approved by our directors on April 20, 2000, providing for his employment as Chief Executive Officer effective February 3, 2000 and amended on May 3, 2001. During the period between February 3, 2000 and May 3, 2001, Mr. Kern acted in his capacities without accruing salary. The agreement was contingent upon completion of the Swartz offering, which took place on May 3, 2001. The agreement provides for a three-year term and a base salary of $150,000 per annum for the first year with a minimum annual increase equal to the consumer price index. He is also eligible for bonuses at the discretion of our Board of Directors. Certain other expenses, such as a car allowance, travel and expense account, will also be paid to him on a monthly basis. We may terminate Mr. Kern's employment with or without cause. However, if we terminate him without cause this would result in a lump sum severance payment, including the unearned salary for the remainder of the term plus any prorated earned bonuses. Also, upon a change of control, Mr. Kern may elect to terminate his employment and obtain a lump sum severance payment equal to the base salary for the remaining term of the agreement plus any prorated earned bonuses. In addition, we subsequently granted to Mr. Kern an option to purchase 23,450,000 common shares that vested immediately.

     On February 3, 2000 we entered into an employment agreement with Steven I. Kern, which was approved by our directors on February 3, 2000 andamended on May 3, 2001, providing for his employment as Chief Operating Officer and Chief Financial Officer. During the period between February 3, 2000 and May 3, 2001, Mr. Kern acted in his capacities without accruing salary. The agreement was contingent upon completion of the Swartz offering, which closing took place on May 3, 2001. The agreement provides for a three-year term and a base salary of $120,000 per annum. The base salary may be increased at the discretion of our Board. The agreement provides for payment of certain expenses, such as a car allowance, expense account and travel, and eligibility for executive bonuses at the discretion of our Board of Directors. We may terminate Mr. Kern's employment with or without cause. However, if we terminate him without cause this would result in a lump sum severance payment equal to the remainder of the base salary due under the agreement. If within 12 months of a change in control Mr. Kern's employment is terminated other than for cause, or if Mr. Kern refuses to accept or voluntarily resigns from a position other than a qualified position, then he will receive a lump sum severance payment equal to 12 months of his then current salary. In addition, we subsequently granted to Mr. Kern an option to purchase 21,450,000 common shares that vested immediately.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------


     The following table sets forth, as of August 30, 2001, the stock ownership of each officer and director of our Company, of all our officers and directors as a group, and of each person known by us to be a beneficial owner of five percent or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 10105 E. Via Linda, No. 103, Scottsdale, Arizona 85258.

    Name and Address                   Amount and Nature of        Percentage of
    of Beneficial Owner(1)             Beneficial Ownership             Class
    -------------------                --------------------             -----

    Gerald N. Kern                         57,716,794(2)                32.8%

    Petro-Med, Inc.                        26,256,794                   17.4%

    Steven I. Kern                         23,805,000(3)                13.7%

    Cynthia S. Kern                         2,855,000(4)                 1.9%

    Lester Goldstein                          990,000(5)                  *

    Harry Hall                                800,000(6)                  *

    Immune Network, Limited                 9,145,000                    6.9%
    3650 Wesbrook Mall
    Vancouver, Canada, BC V6S ZLZ

    All directors & officers               86,166,794                   42.9%
    as a group (5 persons)

* Less than 1%.

     (1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by or percentage ownership of any other person or group.

     (2) Mr. Kern is the Chairman of the Board and Chief Executive Officer of Petro-Med, Inc. and may be deemed the beneficial owner of the 26,256,794 shares owned by Petro-Med, Inc. Includes 24,950,000 shares issuable upon exercise of outstanding stock options. Does not include an aggregate of 25,210,000 shares of our common stock beneficially owned by Mr. Kern's spouse and adult children. Mr. Kern disclaims beneficial ownership of the shares held by such persons.

     (3) Includes 23,450,000 shares issuable upon exercise of outstanding stock options.

     (4) Includes 500,000 shares issuable upon exercise of outstanding stock options. Does not include an aggregate of 7,260,000 shares of common stock held by Ms. Kern's spouse and adult children. Ms. Kern disclaims beneficial ownership of the shares held by such persons.

     (5) Includes 450,000 shares issuable upon exercise of outstanding stock purchase warrants.

     (6) Includes 450,000 shares issuable upon exercise of outstanding stock purchase warrants.

The directors of Petro-Med are Gerald N. Kern, Harry Hall and Jerry Tennant. Gerald N. Kern is the Chairman, President and Chief Executive Officer of Petro-Med.

Petro-Med may be deemed a "parent" or "promoter" of the Company under the Securities Act. Gerald N. Kern may be deemed a "parent" of Petro-Med and therefore a "parent" of the Company under the Securities Act.

The following table sets forth, as of May 31, 2001, the shares of common stock of Petro-Med owned of record and beneficially by certain officers and directors of the Company and by all such officers and directors of the Company as a group.

Name                             Shares Owned             Percentage of Class
----                             ------------             -------------------

Gerald N. Kern                   3,613,840 (1)                  15.85%

Lester F. Goldstein                  8,000                        .04%

All Directors and Officers       3,621,840                      15.89%
as a group (4 persons)

(1) 2,087,270 shares are owned by FSL Cosmetics, Ltd., of which Gerald N. Kern is the sole shareholder. Cynthia S. Kern, as the wife of Gerald N. Kern, may be deemed, as a result of community property laws, to be a beneficial owner of 50% of the shares owned by Mr. Kern.

Except for Gerald N. Kern, the above table does not include those persons who beneficially own more than 5% of Petro-Med's outstanding common stock, which persons are Sergei Givotovsky who owns 1,683,640 shares, and Lakestone Acceptance Corp., who owns 1,370,000 shares or approximately 7.4% and 6% respectively.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

For a description of employment agreements between the Company and certain officers, see "Directors and Executive Officers of the Registrant - Employment Agreements."

                                     Part IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

Dated: September 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.

/s/  Gerald N. Kern                          Dated:   September 13, 2001
-----------------------------
     Gerald N. Kern, Chairman and
     Chief Executive Officer

/s/  Steven I. Kern                          Dated:   September 13, 2001
-----------------------------
     Steven I. Kern, Director, President,
     Chief Operating Officer and
     Chief Financial Officer

/s/  Cynthia S. Kern                         Dated:   September 13, 2001
-----------------------------
     Cynthia S. Kern, Vice Chairman,
     Director and Secretary

/s/  Harry Hall                              Dated:   September 13, 2001
-----------------------------
     Harry Hall, Director

/s/  Lester F. Goldstein                     Dated:   September 13, 2001
-----------------------------
     Lester F. Goldstein, Director

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                               CONSOLIDATED FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2001 and 2000

                                                                            with

                                           INDEPENDENT AUDITORS' REPORTS THEREON


================================================================================

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                                               TABLE OF CONTENTS

================================================================================





INDEPENDENT AUDITORS' REPORTS............................................F-1-F-2

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet as of May 31, 2001.........................F-3

       Consolidated Statements of Operations for the years ended
         May 31, 2001and 2000................................................F-4

       Consolidated Statements of Stockholders' Deficit for the years ended May 31, 2001and 2000.....................................F-5-F-13

       Consolidated Statements of Cash Flows for the years ended
         May 31, 2001and 2000...............................................F-14

       Notes to Consolidated Financial Statements for the years ended
         May 31, 2001and 2000..........................................F-15-F-29

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Meditech Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Meditech Pharmaceuticals, Inc. and subsidiary (development stage companies) as of May 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meditech Pharmaceuticals, Inc. and subsidiary as of May 31, 2001, and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended May 31, 2001 and 2000, the Company incurred net loss before extraordinary item of $842,537 and net loss of $1,150,100, respectively. In addition, at May 31, 2001, the Company's deficit accumulated during development stage was $15,488,905 and had negative working capital of $6,858,971. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            CORBIN & WERTZ

Irvine, California
August 24, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Meditech Pharmaceuticals, Inc.

We have audited the accompanying consolidated statement of operations and cash flows of Meditech Pharmaceuticals, Inc. and subsidiary (development stage companies) for the year ended May 31, 2000, and the statements of stockholders' deficit for the four years ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We have not audited the consolidated statements of operations, the consolidated statements of stockholders' deficit, and the consolidated statements of cash flows for the periods from May 4, 1982 (inception) to May 31, 1996, which constituted accumulated deficits aggregating to $12,621,500. These periods have been audited by other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows of Meditech Pharmaceuticals, Inc. and subsidiary as of May 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended May 31, 2000, the Company incurred a net loss of $1,150,100. In addition, the Company's accumulated deficit was $16,051,600 as of May 31, 2000. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 8, 2000, except for
the fifth paragraph of Note 4,
as to which the date is
November 30, 2000



                                        MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                        (Development Stage Companies)

                                                           CONSOLIDATED BALANCE SHEET

=====================================================================================





ASSETS                                                                  May 31, 2001
                                                                        ------------

Current assets:
     Cash                                                               $    161,600
                                                                        ------------
         Total current assets                                                161,600

Property and equipment, net of accumulated depreciation of $1,100              2,100
Other assets                                                                   7,843
                                                                        ------------

                                                                        $    171,543
                                                                        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                              $    264,321
     Accrued compensation                                                  2,814,350
     Advances from affiliates                                              3,941,900
                                                                        ------------
         Total current liabilities                                         7,020,571
                                                                        ------------

Minority interest in consolidated subsidiary                                 191,300
                                                                        ------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.001 par value; 25,000,000 shares authorized;
       no shares issued and outstanding                                         --
     Common stock, $0.001 par value; 400,000,000 shares authorized;
       148,818,487 shares issued and outstanding                             148,805
     Subscriptions receivable                                               (213,404)
     Additional paid-in capital                                            8,513,176
     Deficit accumulated during development stage                        (15,488,905)
                                                                        ------------
         Total stockholders' deficit                                      (7,040,328)
                                                                        ------------

                                                                        $    171,543
                                                                        ============


-------------------------------------------------------------------------------------

                                                See independent auditors' reports and
                              accompanying notes to consolidated financial statements
                                                                                  F-3



                                                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                   (Development Stage Companies)

                                                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================================================



                                                                                                For The Period
                                                               For The Year     For The Year   May 4, 1982 (Date
                                                                  Ended            Ended       of Inception) to
                                                               May 31, 2001     May 31, 2000     May 31, 2001
                                                              -------------    -------------    -------------
Revenue                                                       $     100,000    $      25,000    $     125,000
                                                              -------------    -------------    -------------

Operating expenses:
     Research and development                                         6,500            1,200        1,844,800
     General and administrative                                     601,937          864,900       12,684,937
     Aborted stock offering costs                                      --               --            325,400
                                                              -------------    -------------    -------------
         Total operating expenses                                   608,437          866,100       14,855,137
                                                              -------------    -------------    -------------

Loss before other income (expense)                                 (508,437)        (841,100)     (14,730,137)
                                                              -------------    -------------    -------------

Other income (expense):
     Interest expense                                              (338,100)        (309,000)      (2,871,900)
     Interest income                                                  4,000             --            302,500
     Other income, net                                                 --               --             75,600
                                                              -------------    -------------    -------------
         Total other income (expense)                              (334,100)        (309,000)      (2,493,800)
                                                              -------------    -------------    -------------

Loss before minority interest in losses of subsidiary
  and extraordinary item                                           (842,537)      (1,150,100)     (17,223,937)

Minority interest in losses of subsidiary                              --               --            329,800
                                                              -------------    -------------    -------------
Loss before extraordinary item                                     (842,537)      (1,150,100)     (16,894,137)

Extraordinary item - Gain on forgiveness of debt,
  net of income taxes of $0                                       1,405,232             --          1,405,232
                                                              -------------    -------------    -------------

Net income (loss)                                             $     562,695    $  (1,150,100)   $ (15,488,905)
                                                              =============    =============    =============

Net loss available to common shareholders per common share:

Loss before extraordinary item                                $       (0.01)   $       (0.01)

Extraordinary item - gain on forgiveness of debt                       0.01             --
                                                              -------------    -------------

Income (loss) per common share                                $        --      $       (0.01)
                                                              =============    =============

Weighted average shares outstanding                             140,897,179      136,272,691
                                                              =============    =============


----------------------------------------------------------------------------------------------------------------

                                                                           See independent auditors' reports and
                                                         accompanying notes to consolidated financial statements
                                                                                                             F-4



                                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                     (Development Stage Companies)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

               For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

==================================================================================



                                    Common Stock               Treasury Stock
                             -------------------------   -------------------------
                               Shares         Amount       Shares        Amount
                             -----------   -----------   -----------   -----------
Initial capitalization        48,000,000   $    48,000          --     $      --

Net loss                            --            --            --            --
                             -----------   -----------   -----------   -----------

Balance, May 31, 1983         48,000,000        48,000          --            --

Private placement of stock     4,715,000         4,700          --            --

Initial public offering       13,200,000        13,200          --            --

Offering costs                      --            --            --            --

Cash on sale of common
  stock to officer                50,000            50          --            --

Compensation on stock
  issued to officer               50,000            50          --            --

Net loss                            --            --            --            --
                             -----------   -----------   -----------   -----------

Balance, May 31, 1984         66,015,000        66,000          --            --

Net loss                            --            --            --            --
                             -----------   -----------   -----------   -----------

Balance, May 31, 1985         66,015,000        66,000          --            --


----------------------------------------------------------------------------------
Continued...
                                                                               F-5



                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                       (Development Stage Companies)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                 For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

====================================================================================



                                                            Deficit
                                                          Accumulated
                                            Additional    During the
                            Subscriptions    Paid-in      Development
                              Receivable     Capital         Stage          Total
                             -----------   -----------    -----------    -----------
Initial capitalization       $      --     $   529,400    $      --      $   577,400

Net loss                            --            --       (1,022,600)    (1,022,600)
                             -----------   -----------    -----------    -----------

Balance, May 31, 1983               --         529,400     (1,022,600)      (445,200)

Private placement of stock          --         584,700           --          589,400

Initial public offering             --       3,946,800           --        3,960,000

Offering costs                      --        (935,435)          --         (935,435)

Cash on sale of common
  stock to officer                  --           7,450           --            7,500

Compensation on stock
  issued to officer                 --          20,500           --           20,550

Net loss                            --            --       (1,338,400)    (1,338,400)
                             -----------   -----------    -----------    -----------

Balance, May 31, 1984               --       4,153,415     (2,361,000)     1,858,415

Net loss                            --            --       (1,794,100)    (1,794,100)
                             -----------   -----------    -----------    -----------

Balance, May 31, 1985               --       4,153,415     (4,155,100)        64,315


------------------------------------------------------------------------------------
Continued...
                                                                                F-5A



                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                       (Development Stage Companies)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                 For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

====================================================================================



                                          Common Stock            Treasury Stock
                                   -----------------------   -----------------------
                                     Shares       Amount       Shares       Amount
                                   ----------   ----------   ----------   ----------
Issuance of stock for
  subscriptions to officer          8,000,000        8,000         --           --

Issuance of options for services
  to consultants                         --           --           --           --

Net loss                                 --           --           --           --
                                   ----------   ----------   ----------   ----------

Balance, May 31, 1986              74,015,000       74,000         --           --

Conversion of advances from
  affiliates                       10,000,000       10,000         --           --

Rescission of common stock
  issued to officer and held in
  treasury                               --           --      8,000,000         --

Issuance of shares for services
  rendered                            310,000          300         --           --

Issuance of Viral Research
  Technologies, Inc. common
  stock for services                     --           --           --           --


------------------------------------------------------------------------------------
Continued...
                                                                                 F-6


                                          MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                          (Development Stage Companies)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                    For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

=======================================================================================



                                                                 Deficit
                                                               Accumulated
                                                 Additional    During the
                                 Subscriptions    Paid-in      Development
                                   Receivable     Capital         Stage         Total
                                   ----------    ----------    ----------    ----------
Issuance of stock for
  subscriptions to officer         (1,440,000)    1,440,000          --           8,000

Issuance of options for services
  to consultants                         --         160,200          --         160,200

Net loss                                 --            --      (1,533,800)   (1,533,800)
                                   ----------    ----------    ----------    ----------

Balance, May 31, 1986              (1,440,000)    5,753,615    (5,688,900)   (1,301,285)

Conversion of advances from
  affiliates                             --         549,900          --         559,900

Rescission of common stock
  issued to officer and held in
  treasury                          1,440,000    (1,440,000)         --            --

Issuance of shares for services
  rendered                               --          77,900          --          78,200

Issuance of Viral Research
  Technologies, Inc. common
  stock for services                     --         296,700          --         296,700


---------------------------------------------------------------------------------------
Continued...
                                                                                   F-6A



                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                       (Development Stage Companies)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                 For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

====================================================================================



                                          Common Stock            Treasury Stock
                                   -----------------------   -----------------------
                                     Shares       Amount       Shares       Amount
                                   ----------   ----------   ----------   ----------
Issuance of Viral Research
  Technologies, Inc. options
  for services                           --           --           --           --

Issuance of options for services         --           --           --           --

Net loss                                 --           --           --           --
                                   ----------   ----------   ----------   ----------

Balance, May 31, 1987              84,325,000       84,300    8,000,000         --

Issuance of shares to
  consultants for services          1,540,000        1,500         --           --

Stock options exercised               366,000          400         --           --

Stock options issued to
  employees and consultants              --           --           --           --

Issuance of common stock of
  subsidiary                             --           --           --           --

Net loss                                 --           --           --           --
                                   ----------   ----------   ----------   ----------

Balance, May 31, 1988              86,231,000       86,200    8,000,000         --


------------------------------------------------------------------------------------
Continued...
                                                                                 F-7



                                         MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                         (Development Stage Companies)

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                   For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

======================================================================================



                                                               Deficit
                                                             Accumulated
                                                 Additional  During the
                                 Subscriptions    Paid-in    Development
                                   Receivable     Capital       Stage         Total
                                   ----------   ----------   ----------    ----------
Issuance of Viral Research
  Technologies, Inc. options
  for services                           --        190,400         --         190,400

Issuance of options for services         --         42,200         --          42,200

Net loss                                 --           --     (1,706,300)   (1,706,300)
                                   ----------   ----------   ----------    ----------

Balance, May 31, 1987                    --      5,470,715   (7,395,200)   (1,840,185)

Issuance of shares to
  consultants for services               --        125,800         --         127,300

Stock options exercised                  --          9,500         --           9,900

Stock options issued to
  employees and consultants              --         13,800         --          13,800

Issuance of common stock of
  subsidiary                             --        290,000         --         290,000

Net loss                                 --           --       (880,200)     (880,200)
                                   ----------   ----------   ----------    ----------

Balance, May 31, 1988                    --      5,909,815   (8,275,400)   (2,279,385)


--------------------------------------------------------------------------------------
Continued...
                                                                                  F-7A



                                                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                      (Development Stage Companies)

                                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                                                                For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

===================================================================================================================================



                                                                                                            Deficit
                                                                                                          Accumulated
                                   Common Stock             Treasury Stock                    Additional  During the
                             -----------------------   ----------------------- Subscriptions   Paid-in    Development
                               Shares       Amount       Shares       Amount     Receivable    Capital       Stage          Total
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------    ----------
Common stock issued to
  officer                     8,000,000        8,000         --           --           --       72,000         --          80,000

Stock options issued to
  employees and consultants        --           --           --           --           --         15,600         --          15,600

Sale of common stock          2,756,832        2,800         --           --           --        131,600         --         134,400

Net loss                           --           --           --           --           --           --       (641,400)     (641,400)
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance, May 31, 1989        96,987,832       97,000    8,000,000         --           --      6,129,015   (8,916,800)   (2,690,785)

Sale of common stock            100,000          100         --           --           --          3,200         --           3,300

Stock options issued to
  employees                        --           --           --           --           --          7,300         --           7,300

Net loss                           --           --           --           --           --           --       (522,000)     (522,000)
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance, May 31, 1990        97,087,832       97,100    8,000,000         --           --      6,139,515   (9,438,800)   (3,202,185)

Stock issued for services     2,750,000        2,800         --           --           --         38,300         --          41,100


-----------------------------------------------------------------------------------------------------------------------------------
Continued...
                                                                                                                                F-8




                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                       (Development Stage Companies)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                 For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

====================================================================================



                                      Common Stock               Treasury Stock
                               -------------------------   -------------------------
                                  Shares       Amount        Shares         Amount
                               -----------   -----------   -----------   -----------
Net loss                              --            --            --            --
                               -----------   -----------   -----------   -----------

Balance, May 31, 1991           99,837,832        99,900     8,000,000          --

Sale of common stock             2,000,000         2,000          --            --

Net loss                              --            --            --            --
                               -----------   -----------   -----------   -----------

Balance, May 31, 1992          101,837,832       101,900     8,000,000          --

Net loss                              --            --            --            --
                               -----------   -----------   -----------   -----------

Balance, May 31, 1993          101,837,832       101,900     8,000,000          --

Stock issued for services        7,385,300         7,400          --            --

Net loss                              --            --            --            --
                               -----------   -----------   -----------   -----------

Balance, May 31, 1994          109,223,132       109,300     8,000,000          --

Committed stock for services          --            --            --            --

Net loss                              --            --            --            --
                               -----------   -----------   -----------   -----------


------------------------------------------------------------------------------------
Continued...
                                                                                 F-9



                                         MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                         (Development Stage Companies)

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                   For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

======================================================================================



                                                             Deficit
                                                           Accumulated
                                              Additional   During the
                              Subscriptions    Paid-in     Development
                               Receivable      Capital        Stage          Total
                               -----------   -----------   -----------    -----------
Net loss                              --            --        (479,100)      (479,100)
                               -----------   -----------   -----------    -----------

Balance, May 31, 1991                 --       6,177,815    (9,917,900)    (3,640,185)

Sale of common stock                  --          29,400          --           31,400

Net loss                              --            --        (483,100)      (483,100)
                               -----------   -----------   -----------    -----------

Balance, May 31, 1992                 --       6,207,215   (10,401,000)    (4,091,885)

Net loss                              --            --        (449,400)      (449,400)
                               -----------   -----------   -----------    -----------

Balance, May 31, 1993                 --       6,207,215   (10,850,400)    (4,541,285)

Stock issued for services             --         208,400          --          215,800

Net loss                              --            --        (753,900)      (753,900)
                               -----------   -----------   -----------    -----------

Balance, May 31, 1994                 --       6,415,615   (11,604,300)    (5,079,385)

Committed stock for services          --          13,600          --           13,600

Net loss                              --            --        (515,600)      (515,600)
                               -----------   -----------   -----------    -----------


-------------------------------------------------------------------------------------
Continued...
                                                                                 F-9A



                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                      (Development Stage Companies)

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

===================================================================================



                                    Common Stock                Treasury Stock
                              -------------------------   -------------------------
                                Shares        Amount         Shares        Amount
                              -----------   -----------   -----------   -----------
Balance, May 31, 1995         109,223,132       109,300     8,000,000          --

Net loss                             --            --            --            --
                              -----------   -----------   -----------   -----------

Balance, May 31, 1996         109,223,132       109,300     8,000,000          --

Stock issued for services       3,360,300         3,300          --            --

Stock issued to employees
  as compensation              11,980,000        12,000          --            --

Net loss                             --            --            --            --
                              -----------   -----------   -----------   -----------

Balance, May 31, 1997         124,563,432       124,600     8,000,000          --

Net loss                             --            --            --            --
                              -----------   -----------   -----------   -----------

Balance, May 31, 1998         124,563,432       124,600     8,000,000          --

Stock issued to employees       3,500,000         3,500          --            --

Stock issued to consultants
  for services                  1,300,000         1,300          --            --


-----------------------------------------------------------------------------------
Continued...
                                                                               F-10



                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                       (Development Stage Companies)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                 For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

====================================================================================



                                                            Deficit
                                                          Accumulated
                                             Additional   During the
                             Subscriptions    Paid-in     Development
                               Receivable     Capital        Stage          Total
                              -----------   -----------   -----------    -----------
Balance, May 31, 1995                --       6,429,215    (12,119,900)   (5,581,385)

Net loss                             --            --        (501,600)      (501,600)
                              -----------   -----------   -----------    -----------

Balance, May 31, 1996                --       6,429,215   (12,621,500)    (6,082,985)

Stock issued for services            --          89,100          --           92,400

Stock issued to employees
  as compensation                    --         322,900          --          334,900

Net loss                             --            --        (957,400)      (957,400)
                              -----------   -----------   -----------    -----------

Balance, May 31, 1997                --       6,841,215   (13,578,900)    (6,613,085)

Net loss                             --            --        (555,200)      (555,200)
                              -----------   -----------   -----------    -----------

Balance, May 31, 1998                --       6,841,215   (14,134,100)    (7,168,285)

Stock issued to employees            --         120,000          --          123,500

Stock issued to consultants
  for services                       --          51,700          --           53,000


------------------------------------------------------------------------------------
Continued...
                                                                               F-10A



                                           MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                           (Development Stage Companies)

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                     For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

========================================================================================



                                          Common Stock               Treasury Stock
                                   -------------------------   -------------------------
                                     Shares         Amount        Shares        Amount
                                   -----------   -----------   -----------   -----------
Net loss                                  --            --            --            --
                                   -----------   -----------   -----------   -----------

Balance, May 31, 1999              129,363,432       129,400     8,000,000          --

Stock issued to employees
  as compensation                      450,000           400          --            --

Stock issued to vendors
  for services                       1,400,000         1,400          --            --

Exercise of options for
  accrued compensation               5,000,000         5,000          --            --

Exercise of options for
  subscriptions receivable             500,000           500          --            --

Stock options issued to
  consultants                             --            --            --            --

Stock option issued to employees          --            --            --            --

Contributed services                      --            --            --            --


----------------------------------------------------------------------------------------
Continued...
                                                                                    F-11



                                            MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                             (Development Stage Companies)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                       For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

==========================================================================================



                                                                  Deficit
                                                                Accumulated
                                                  Additional    During the
                                  Subscriptions     Paid-in     Development
                                    Receivable      Capital        Stage          Total
                                   -----------    -----------   -----------    -----------
Net loss                                  --             --        (767,400)      (767,400)
                                   -----------    -----------   -----------    -----------

Balance, May 31, 1999                     --        7,012,915   (14,901,500)    (7,759,185)

Stock issued to employees
  as compensation                         --           10,850          --           11,250

Stock issued to vendors
  for services                            --           73,600          --           75,000

Exercise of options for
  accrued compensation                    --           45,000          --           50,000

Exercise of options for
  subscriptions receivable             (10,000)         9,500          --             --

Stock options issued to
  consultants                             --           29,000          --           29,000

Stock option issued to employees          --           35,435          --           35,435

Contributed services                      --          126,900          --          126,900


------------------------------------------------------------------------------------------
Continued...
                                                                                     F-11A



                                         MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                         (Development Stage Companies)

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                   For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

======================================================================================



                                         Common Stock              Treasury Stock
                                 -------------------------   -------------------------
                                    Shares        Amount       Shares        Amount
                                 -----------   -----------   -----------   -----------
Stock options issued to Immune
  Network Research, Ltd.                --            --            --            --

Net loss                                --            --            --            --
                                 -----------   -----------   -----------   -----------

Balance, May 31, 2000            136,713,432       136,700     8,000,000          --

Exercise of Immune Network
 Research, Ltd. stock option      10,000,000        10,000          --            --

Contributed services                    --            --            --            --

Employee option exercise           1,500,000         1,500          --            --

Exercise of put option to
 Swartz LLC                          605,055           605          --            --

Shares to be returned from
  Swartz LLC                            --            --         894,945          --

Costs incurred to register
  common stock                          --            --            --            --


---------------------------------------------------------------------------------------
Continued...
                                                                                   F-12



                                            MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                            (Development Stage Companies)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                      For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

=========================================================================================



                                                                 Deficit
                                                               Accumulated
                                                 Additional    During the
                                Subscriptions     Paid-in      Development
                                 Receivable       Capital         Stage          Total
                                 -----------    -----------    -----------    -----------
Stock options issued to Immune
  Network Research, Ltd.                --          400,000           --          400,000

Net loss                                --             --       (1,150,100)    (1,150,100)
                                 -----------    -----------    -----------    -----------

Balance, May 31, 2000                (10,000)     7,743,200    (16,051,600)    (8,181,700)

Exercise of Immune Network
 Research, Ltd. stock option            --          290,000           --          300,000

Contributed services                    --          336,150           --          336,150

Employee option exercise            (155,000)       153,500           --             --

Exercise of put option to
 Swartz LLC                          (48,404)        47,799           --             --

Shares to be returned from
  Swartz LLC                            --             --             --             --

Costs incurred to register
  common stock                          --          (76,973)          --          (76,973)


-----------------------------------------------------------------------------------------
Continued...
                                                                                    F-12A



                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                      (Development Stage Companies)

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

===================================================================================



                                  Common Stock                 Treasury Stock
                          ---------------------------   ---------------------------
                             Shares         Amount         Shares         Amount
                          ------------   ------------   ------------   ------------
Stock options issued to
 consultants                      --             --             --             --

Net income                        --             --             --             --
                          ------------   ------------   ------------   ------------

Balance May 31, 2001       148,818,487   $    148,805      8,894,945           --
                          ============   ============   ============   ============


-----------------------------------------------------------------------------------
                                              See independent auditors' reports and
                            accompanying notes to consolidated financial statements
                                                                               F-13



                                        MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                        (Development Stage Companies)

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                  For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

=====================================================================================



                                                          Deficit
                                                         Accumulated
                                           Additional    During the
                          Subscriptions     Paid-in      Development
                           Receivable       Capital         Stage            Total
                          ------------    ------------   ------------    ------------
Stock options issued to
 consultants                      --            19,500           --            19,500

Net income                        --              --          562,695         562,695
                          ------------    ------------   ------------    ------------

Balance May 31, 2001      $   (213,404)   $  8,513,176   $(15,488,905)   $ (7,040,328)
                          ============    ============   ============    ============


-------------------------------------------------------------------------------------
                                                See independent auditors' reports and
                              accompanying notes to consolidated financial statements
                                                                                F-13A



                                                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                       (Development Stage Companies)

                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------


                                                                                                     For The Period
                                                                                                       May 4, 1982
                                                                       For The Year    For The Year     (Date of
                                                                       Ended May 31,   Ended May 31,  Inception) to
                                                                           2001            2000        May 31, 2001
                                                                       ------------    ------------    ------------

Cash flows from operating activities:
     Net income (loss)                                                 $    562,695    $ (1,150,100)   $(15,488,905)
     Adjustments to reconcile net income (loss) to
       net cash (used in) provided by  operating activities:
         Depreciation and amortization                                        1,100            --           137,300
         Warrants and options issued to employees and
           vendors                                                           19,500          86,200         794,600
         Minority interest in losses of subsidiary                             --              --          (329,800)
         Stock issued to employees and vendors                                 --           514,500       1,667,300
         Contributed services                                               336,150         126,900         463,050
         Accrued interest on advances from affiliates                       338,100         309,000       2,871,900
         Gain on forgiveness of debt                                     (1,405,232)           --        (1,405,232)
         Changes in operating assets and liabilities:
              Other assets                                                   (5,143)         (2,100)         (8,443)
              Accounts payable and accrued expenses                          96,053          53,700       1,598,553
              Accrued compensation                                           27,250          70,100       2,814,350
              Deferred revenue                                             (100,000)        100,000            --
                                                                       ------------    ------------    ------------

     Net cash (used in) provided by operating activities                   (129,527)        108,200      (6,885,327)
                                                                       ------------    ------------    ------------

Cash flows used in investing activities:
     Purchases of furniture and equipment                                    (3,200)           --          (138,800)
                                                                       ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from advances from affiliates, net                               --             6,600       2,250,800
     Proceeds from loan payable                                                --              --            71,000
     Proceeds from sale of stock, net                                          --              --         4,684,400
     Proceeds from exercise of options                                      300,000            --           300,000
     Costs incurred to register securities                                  (76,973)           --           (76,973)
     Principal payments on advances from stockholder                        (43,500)           --           (43,500)
                                                                       ------------    ------------    ------------

     Net cash provided by financing activities                              179,527           6,600       7,185,727
                                                                       ------------    ------------    ------------

Net increase in cash                                                         46,800         114,800         161,600

Cash, beginning of period                                                   114,800            --              --
                                                                       ------------    ------------    ------------

Cash, end of period                                                    $    161,600    $    114,800    $    161,600
                                                                       ============    ============    ============


Supplemental disclosure of cash flow information:
 Cash paid during the period
     for:
         Interest                                                      $       --      $       --      $       --
                                                                       ============    ============    ============
         Income taxes                                                  $       --      $       --      $       --
                                                                       ============    ============    ============


See accompanying notes to consolidated financial statements for a detail of non-cash investing and financing activities.


-------------------------------------------------------------------------------------------------------------------
                                                                              See independent auditors' reports and
                                                            accompanying notes to consolidated financial statements
                                                                                                               F-14

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

Meditech Pharmaceuticals, Inc. ("Meditech") is a drug development company, which is focused in the areas of research, development and marketing in the biomedical industry, with an emphasis on anti-infective drugs. Meditech was incorporated in Nevada on March 21, 1983. Since then, it has been engaged in research and development activities associated with bringing its products to market.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

Development Stage Enterprise
----------------------------

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. The Company has not generated significant revenues from operations and has no assurance of any future revenues. All losses accumulated since inception have been considered as part of the Company's development stage activities. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, will be obtainable on terms satisfactory to the Company. The Company's products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will maintain or obtain the regulatory approvals required to market its products.

Basis of Presentation
---------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss before extraordinary item of $842,537 and $1,150,100 during the years ended May 31, 2001 and 2000, respectively. In addition, at May 31, 2001, the Company had an accumulated deficit of $15,488,905, and had negative working capital of $6,858,971. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained

--------------------------------------------------------------------------------

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including the realizability of long-lived assets under SFAS 121) or the amount and classification of liabilities that might result from the outcome of this uncertainty that might be necessary if the Company is unable to continue as a going concern.

Estimates
---------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Offering Costs
--------------

Offering costs arose from warrants issued to the underwriter currently involved with offerings of the Company's securities. Such costs were offset against equity as the offering was successfully completed.

Revenue
-------

Revenue represents license fees that are recognized when earned over the period of the applicable license agreement.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position and results of operations.

--------------------------------------------------------------------------------

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 5 years. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statement of operations.

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at May 31, 2001. There can be no assurance, however, that market conditions will not change or demands for the Company's products will continue which could result in impairment on long-lived assets in the future.

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25 (see Note 5).

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25 (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

--------------------------------------------------------------------------------

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Income Taxes
------------

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Fair Value of Financial Instruments
-----------------------------------

The Company is required to estimate the fair value of all financial investments included on its balance sheet at May 31, 2001. The Company considers the carrying value of such amounts in the financial statements, including cash, accounts payable and accrued expenses, and accrued compensation, to approximate their fair value due to their short maturities. The fair value of advances from affiliates are not determinable as the transactions are with related parties.

Concentrations of Credit Risk
-----------------------------

The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of May 31, 2001, uninsured portions of cash amounted to $46,000.

Loss per Share
--------------

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended May 31, 2001 and 2000, the Company incurred net losses (before extraordinary items); therefore, basic and diluted loss per share are the same.

--------------------------------------------------------------------------------

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Comprehensive Income
--------------------

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

Segments of an Enterprise and Related Information
-------------------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also require entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As the Company operates in one segment, the Company has not made segment disclosures in the accompanying financial statements.

Accounting for Development Costs
--------------------------------

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific website development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer software Developed or Obtained for Internal Use." The adoption of EITF 00-2 did not have a material effect on the Company's financial statements.

Derivative Instruments
----------------------

The Company has adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS 137 and 138). The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

--------------------------------------------------------------------------------

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Recent Accounting Pronouncement
-------------------------------

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

Reclassifications
-----------------

Certain reclassifications have been made to the May 31, 2000 financial statements to conform with the May 31, 2001 presentation.

NOTE 3 - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY
-----------------------------------------------------

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

At May 31, 2001, the assets and liabilities of Viral were as follows:

         Assets
               Due from Meditech                                    $   400,000
                                                                    -----------
                     Total assets                                   $   400,000
                                                                    ===========

         Liabilities
               Accounts payable                                     $     5,000
               Due to Meditech                                          129,000
                                                                    ----------
                     Total liabilities                                  134,000

         Equity                                                         266,000
                                                                    -----------

                     Total liabilities and equity                   $   400,000
                                                                    ===========

--------------------------------------------------------------------------------

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 3 - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY, continued
----------------------------------------------------------------

Amounts recorded in the minority interest on the accompanying balance sheet represent the pro rata portion of Viral's equity attributable to minority stockholders.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases
------

Currently, the Company uses its operating facilities, which are provided by its Chief Executive Officer, without a lease. During the year ended May 31, 2001, the Company incurred approximately $15,000 of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future (see Note 8).

Employment Agreements
---------------------

The Company entered into an employment agreement dated February 3, 2000 (amended on May 3, 2001) with its Chief Executive Officer. The agreement is for a three-year term beginning on March 15, 2000 and provides for a base salary of $150,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreement provides for a severance payment including the unearned salary for the remainder of the contract plus any prorated earned bonuses in the event of termination without cause or upon change of control. Additionally, on August 9, 2001 the Company granted options to purchase 23,450,000 shares of common stock exercisable at $0.056 per share and vesting immediately on the date of grant. No compensation expense is to be recognized for the granting of these options as the exercise price was equal to the market price on the date of grant.

The Company entered into an employment agreement dated February 3, 2000 (amended May 3, 2001) with its Chief Financial Officer. The agreement is for a three-year term beginning on March 15, 2000 and provides for a base salary of $120,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreement provides for a severance payment including the remainder of the base salary due under the agreement if the officer is discharged without cause or if the officer is terminated within 12 months of a change of control of the Company. Additionally, on August 9, 2001 the Company granted options to purchase 21,450,000 shares of common stock exercisable at $0.056 per share and vesting immediately on the date of grant. No compensation expense is to be recognized for the granting of these options as the exercise price was equal to the market price on the date of grant.

Litigation
----------

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that these matters will have a material adverse effect on the Company's consolidated position or results of operations.

--------------------------------------------------------------------------------

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 4 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

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

On May 25, 2001 the Company and INR entered into a definitive licensing agreement, which terminated the letter of intent. Under this licensing agreement the Company assigned its rights and interests in two applications of its proprietary products. In consideration for the assignment INL agreed to pay a royalty equal to 2% of the gross worldwide sales of each of the products. The term of the royalty is the longer of 10 years or the life of any patent based on the products. The Company has not yet recognized any licensing revenue related to this agreement.

NOTE 5 - STOCKHOLDERS' DEFICIT
------------------------------

Preferred Stock
---------------

The Company is authorized to issue 25,000,000 shares of its $0.001 par value preferred stock. The Company has not issued any preferred stock to date.

Common Stock
------------

In January 2000, the Company issued 450,000 shares of common stock to employees for compensation. The shares were valued at $11,250.

In January 2000, the Company issued 1,400,000 shares of common stock to vendors for services rendered. In connection with the issuance, the Company recorded $75,000 in consulting expense.

In February 2000, holders of 5,000,000 employee options exercised their options to purchase common stock for forgiveness of $50,000 of accrued compensation, which represented the exercise price of the options.

--------------------------------------------------------------------------------

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 5 - STOCKHOLDERS' DEFICIT, continued
-----------------------------------------

In February 2000, holders of 500,000 options exercised their option to purchase common stock for a subscription receivable of $10,000.

In October 2000 and February 2001 holders of an aggregate 10,000,000 options exercised their option to purchase common stock for cash of $300,000.

In May 2001 holders of 1,500,000 options exercised their option to purchase common stock for a subscription receivable of $155,000.

In May 2001 the Company exercised a put option pursuant to an investment agreement (see Note 6). Pursuant to the terms of the agreement the Company put 605,055 shares of its common stock to the investor for total proceeds of $48,404, which was not received as of May 31, 2001 and has therefore been recorded as a subscription receivable in the accompanying statement of stockholders' deficit. The Company had originally put (and transferred) 1,500,000 shares of its common stock to the investor, but due to certain volume restrictions the investor was obligated to purchase only 605,055 shares. The Company is to receive back 894,945 shares which have not been sold, and has presented these shares as treasury shares with no cost.

During the year ended May 31, 2001 the Company incurred $76,973 of expenses related to registering securities underlying the investment agreement (Note 6). These expenses have been offset against capital.

Stock Options
-------------

The Company has no formal stock option plan. From time to time, the Company issues stock options pursuant to various agreements and other compensating arrangements.

The following summarizes all transactions for the years ended May 31, 2001 and 2000 involving the Company's common stock purchase options.

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

--------------------------------------------------------------------------------



                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 5 - STOCKHOLDERS' DEFICIT, continued
-----------------------------------------

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

During the year ended May 31, 2000, the Company issued options to purchase
10,000,000 shares of common stock exercisable at $0.03 per share to INL as a condition of the letter of intent signed between the two companies. These options were vested immediately, and were exercisable for one year. Related to the granting of these options the Company recognized $400,000 of compensation expense, which represents the fair market value of the options at the date of grant.

During the year ended May 31, 2001, the Company granted consultants options to purchase 150,000 shares of common stock at an exercise price of $0.13 per share valued at $19,300 (based on the Black-Scholes option pricing model pursuant to SFAS 123). All of these options vested immediately. In accordance with SFAS 123, the Company recorded compensation expense of approximately $19,500 under general and administrative expenses in the accompanying statement of operations.

                                               2001                          2000
                                     --------------------------   --------------------------
                                                     Weighted                     Weighted
                                                 Average Exercise                  Average
                                       Options         Price        Options     Exercise Price
                                     -----------    -----------   -----------    -----------

Outstanding, beginning of year        16,950,000    $      0.08          --      $      0.00
     Granted                             150,000           0.13    22,450,000           0.06
     Exercised                       (11,500,000)          0.04    (5,500,000)          0.01
                                     -----------    -----------   -----------    -----------

Outstanding, end of year               5,600,000    $      0.14    16,950,000    $      0.08
                                     ===========    ===========   ===========    ===========

Exercisable, end of year               5,600,000    $      0.14    16,950,000    $      0.08
                                     ===========    ===========   ===========    ===========

Weighted average fair value of
  options granted                                   $      0.13                  $      0.03
                                                    ===========                  ===========

All of the options outstanding at May 31, 2001 have exercise prices between $0.01 and $0.21 and a weighted average remaining contractual life of 3.7 years.

--------------------------------------------------------------------------------------------

                                                                                        F-24


                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 5 - STOCKHOLDERS' DEFICIT, continued
-----------------------------------------

Pro Forma Stock Option Information
----------------------------------

Pro forma information regarding net income is required by SFAS 123 and is determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed in Note 2. The fair value of these options is estimated at the date of grant based on the Black-Scholes options pricing model (the "Model") with the following assumptions for the years ended May 31, 2001 and 2000, respectively: risk free interest rate of 4.8% and 5.8%; expected dividend yield of 0%; expected life of the options of 5 years; and volatility factor of the expected market price of the Company's common stock of 190% and 90%.

The Model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Model requires the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options; changes in the subjective input assumptions can materially affect the fair value estimate.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense and net income had compensation cost for the Company's stock option issues been determined based on fair value on the date of grant consistent with the provisions of SFAS 123 is as follows for the years ended May 31:

                                                          2001         2000
                                                      -----------   -----------

Net income (loss), as reported                        $   562,695   $(1,150,100)

Additional compensation expense under SFAS 123               --        (176,000)
                                                      -----------   -----------

Pro forma net income (loss)                           $   562,695   $(1,326,100)
                                                      ===========   ===========

Pro forma net income (loss) per share                 $      --     $     (0.01)
                                                      ===========   ===========

Warrants
--------

From time to time, the Company issues warrants pursuant to various agreements. On May 16, 2000, the Company issued warrants to purchase 7,000,000 shares of common stock as a condition of entering into the investment agreement described in Note 6. The warrants were exercisable immediately at $0.03 per share and are to expire in 5 years. On June 30, 2000 the exercise price of these options was modified to a variable exercise price which is determined by the trading price of the Company's common stock on certain reset dates, as defined, but in no case will the exercise price be less than $0.15 per share. No consulting expense is to be recognized due to the fact that the warrants were issued in connection with equity fund raising activities.

--------------------------------------------------------------------------------

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 6 - INVESTMENT AGREEMENT
-----------------------------

On June 30, 2000, and subsequently amended on February 15, 2001, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz"). The investment agreement entitles the Company to issue and sell common stock to Swartz in the form of put rights for up to an aggregate of $30,000,000 from time to time during a three-year period beginning on the date of an effective registration statement which was May 3, 2001.

Under the agreement, in order to invoke a put right, the Company must provide Swartz with at least 10 but not more than 20 business days advance notice of the date on which the Company intends to exercise a put right and must indicate the number of shares of common stock the Company intends to sell to Swartz. The Company may also designate a maximum dollar amount of common stock (not to exceed $2,000,000), which the Company will sell to Swartz during the put and/or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of shares of common stock sold to Swartz in a put may not exceed the lesser of (i) 1,500,000 shares; (ii) 15% of the aggregate daily reported trading volume of the Company's common shares, excluding certain block trades, during the 20 business days after the date of a put notice, with certain restrictions; (iii) 15% of the aggregate daily reported trading volume of common shares during the 20 business days before the put date, excluding certain block trades; or (iv) a number of shares that, when added to the number of shares acquired by Swartz under the investment agreement during the 31 days preceding the put date, would exceed 9.99% of the total number of shares of common stock outstanding.

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

During the year ended May 31, 2001, the Company exercised a put option for 605,055 shares (see Note 5) for $48,404 in cash.

--------------------------------------------------------------------------------

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 7 - INCOME TAXES
---------------------

Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following at May 31, 2001:

     Deferred tax assets:
         Reserve for finance charges                                $   439,000
         Accrued compensation                                         1,126,000
         Interest on related party advances                           1,148,000
         Net operating losses                                           965,000
         Valuation allowance                                         (3,678,000)
                                                                    -----------

              Net deferred tax asset                                $      --
                                                                    ===========

The valuation allowance decreased by $461,000 during the year ended May 31, 2001. No current provision for income taxes for the year ended May 31, 2001 and 2000 is required, since the Company absorbed previous net operating losses in 2001 and incurred losses in 2000.

As of May 31, 2001, the Company had net operating loss carryforwards of approximately $3,015,000 and $4,525,000 for federal income tax reporting purposes, which expire in 2020 and 2005, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

Since inception, the Company has received advances from Petro-Med, Inc., an affiliate, to fund its working capital requirements. At May 31, 2001, the Company maintained short-term advances from affiliates of $3,941,900 which are due on demand. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Interest expense on the advances was $338,100, and $309,000 for the years ended May 31, 2001 and 2000, respectively.

At May 31, 2000, the Company maintained unsecured advances from stockholders in the amount of $43,500. The advances were unsecured, non-interest-bearing, and are payable on demand. These advances were paid back to the stockholders during the year ended May 31, 2001

Due to cash shortages, the Company has accrued deferred salaries and related taxes payable to certain officers who are stockholders and directors of the Company. At May 31, 2001, the aggregate amount of accrued compensation was $2,814,350 which is recorded under accrued compensation in the accompanying balance sheet.

The Company has entered into certain employment agreements with its officers and stockholders (see Note 4).

--------------------------------------------------------------------------------



                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 8 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The Company maintains its primary place of business in facilities owned by the Chief Executive Officer (see Note 4). In addition, the Company has not paid compensation to its officers for the years ended May 31, 2001. Related to these services and based on the salary per the employment agreements (see Note 4), the Company has recorded expenses in the amount of $336,150 and $126,900 for the year ended May 31, 2001 and 2000, which have been reflected as an increase in additional paid-in capital in the accompanying statement of stockholders' deficit.

NOTE 9 - EXTRAORDINARY ITEM
---------------------------

During fiscal year 2001, the Company recognized extraordinary gain on retirements of debt, accounts payable and accrued interest in the amount of $1,405,232. The relief of debt was due to the fact that the liabilities are no longer enforceable against the Company.

NOTE 10 - EARNINGS PER SHARE
----------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended May 31, 2001 and 2000.

                                                                              2001                 2000
                                                                        --------------        --------------
     Numerator for basic and diluted earning per share:
         Loss before extraordinary item                                 $     (842,537)       $   (1,150,100)
         Extraordinary item                                                  1,405,232                  --
                                                                        --------------        --------------
              Net income (loss) charged to common
                stockholders                                            $      562,695        $   (1,150,100)
                                                                        ==============        ==============
     Denominator for basic and diluted earnings per share:
         Weighted average shares                                        $  140,897,179        $  136,472,691
                                                                        ==============        ==============
     Basic and diluted earnings per share:
         Loss before extraordinary item                                 $        (0.01)       $        (0.01)
         Extraordinary item                                                       0.01                  --
                                                                        --------------        --------------

              Income (loss) per common share                            $         --          $        (0.01)
                                                                        ==============        ==============

------------------------------------------------------------------------------------------------------------

                                                                                                        F-28

                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2001

================================================================================


NOTE 11 - SUBSEQUENT EVENTS
---------------------------

Subsequent to year end May 31, 2001, the Company exercised a put option pursuant to the Investment Agreement (see Note 6) for 1,147,300 shares of its common stock. The amount the Company is to receive for this put is not determined at this time.

--------------------------------------------------------------------------------