Form 10QSB
period 2001-08-31
MEDITECH PHARMACEUTICALS INC
filed 2001-10-15
CIK 717588

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended August 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 000-12561


                         MEDITECH PHARMACEUTICALS, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


                     Nevada                               95-3819300
                     ------                               ----------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)


PMB 382, 10105 E. Via Linda, #103, Scottsdale, AZ           85258
-------------------------------------------------           -----
    (Address of principal executive offices)              (Zip Code)


Issuer's telephone number (480) 614-2874


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x   No
   ---    ---

     On October 8, 2001, there were 149,975,487 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes     No x
                                                                    ---    ---

                 MEDITECH PHARMACEUTICALS, INC., AND SUBSIDIARY
                          (Development Stage Companies)



                                      INDEX


                                                                            Page
                                                                            ----
Part I. Financial Information


     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets at
               August 31, 2001 and May 31, 2001                              F-1

             Condensed Consolidated Statements of
               Operations for the three months ended
               August 31, 2001 and 2000                                      F-2

             Condensed Consolidated Statements of Cash Flows
               for the three months ended August 31, 2001 and 2000           F-3

             Notes to Condensed Consolidated Financial Statements     F-4 - F-12


     Item 2. Management's Discussion and Analysis or Plan of Operation     3 - 6


Part II. Other Information                                                     7



PART I - FINANCIAL INFORMATION

Item 1. Financial Information


                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                              (Development Stage Companies)

                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          August 31, 2001   May 31, 2001
                                                          ---------------   ------------
                                                            (Unaudited)
ASSETS

Current assets:
     Cash                                                   $    132,300    $    161,600
                                                            ------------    ------------
         Total current assets                                    132,300         161,600
                                                            ------------    ------------

Property and equipment, net                                        1,900           2,100
Other assets                                                      46,300           7,843
                                                            ------------    ------------

                                                            $    180,500    $    171,543
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                  $    291,070    $    264,321
     Accrued compensation                                      2,896,100       2,814,350
     Advances from affiliates                                  4,031,200       3,941,900
                                                            ------------    ------------
         Total current liabilities                             7,218,370       7,020,571
                                                            ------------    ------------

Minority interest in consolidated subsidiary                     191,300         191,300
                                                            ------------    ------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.001 par value; 25,000,000 shares
       authorized; no shares issued and outstanding                 --              --
     Common stock, $0.001 par value; 400,000,000
       shares authorized; 149,975,487 and 148,818,487
       shares issued and outstanding at August 31, 2001
       and May 31, 2001, respectively                            149,975         148,805
     Subscriptions receivable                                   (235,540)       (213,404)
     Additional paid-in capital                                8,597,200       8,513,176
     Deficit accumulated during development stage            (15,740,805)    (15,488,905)
                                                            ------------    ------------
         Total stockholders' deficit                          (7,229,170)     (7,040,328)
                                                            ------------    ------------

                                                            $    180,500    $    171,543
                                                            ============    ============


                       The accompanying notes are an integral part
                              of these financial statements



                          MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                  (Development Stage Companies)

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  For The Period
                                                   For The      For The Quarter  May 4, 1982 (Date
                                                Quarter Ended        Ended       of Inception) to
                                                  August 31,       August 31,       August 31,
                                                    2001              2000            2001
                                                -------------    -------------    -------------

Revenue                                         $        --      $        --      $     125,000
                                                -------------    -------------    -------------

Operating expenses:
     Research and development                           1,800            4,800        1,846,600
     General and administrative                       162,300          107,450       12,847,237
     Aborted stock offering costs                        --               --            325,400
                                                -------------    -------------    -------------

          Total operating expenses                    164,100          112,250       15,019,237
                                                -------------    -------------    -------------

Loss before other income (expense)                   (164,100)        (112,250)     (14,894,237)
                                                -------------    -------------    -------------

Other income (expense):
     Interest expense                                 (89,400)         (81,700)      (2,961,300)
     Interest income                                    1,600             --            304,100
     Other income, net                                   --               --             75,600
                                                -------------    -------------    -------------

          Total other income (expense)                (87,800)         (81,700)      (2,581,600)
                                                -------------    -------------    -------------

Loss before minority interest in losses of
  subsidiary and extraordinary item                  (251,900)        (193,950)     (17,475,837)

Minority interest in losses of subsidiary                                               329,800
                                                -------------    -------------    -------------

Loss before extraordinary item                       (251,900)        (193,950)     (17,146,037)

Extraordinary item - Gain on forgiveness
  of debt, net of income taxes of $0                     --               --          1,405,232
                                                -------------    -------------    -------------

Net income (loss)                               $    (251,900)   $    (193,950)   $ (15,740,805)
                                                =============    =============    =============

Net loss available to common shareholders
  per common share:
     Loss before extraordinary item             $       (0.00)   $       (0.00)
     Extraordinary item - gain on forgiveness
       of debt                                           --               --
                                                -------------    -------------

          Income (loss) per common share        $       (0.00)   $       (0.00)
                                                =============    =============


Weighted average shares outstanding               149,657,630      136,713,432
                                                =============    =============


                           The accompanying notes are an integral part
                                  of these financial statements



                            MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                    (Development Stage Companies)

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          For The Period
                                                             For The         For The     May 4, 1982 (Date
                                                          Quarter Ended   Quarter Ended  of Inception) to
                                                            August 31,      August 31,      August 31,
                                                               2001            2000            2001
                                                           ------------    ------------    ------------

Cash flows from operating activities:
     Net loss                                              $   (251,900)   $   (193,950)   $(15,740,805)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                             200            --           137,500
          Warrants and options issued to employees
            and vendors                                            --              --           794,600
          Minority interest in losses of subsidiary                --              --          (329,800)
          Stock issued to employees and vendors                    --              --         1,667,300
          Contributed services                                     --            91,350         463,050
          Accrued interest on advances from affiliates           89,300          81,700       2,961,200
          Gain on forgiveness of debt                              --              --        (1,405,232)
          Changes in operating assets and liabilities:
              Other assets                                      (38,500)        (10,000)        (46,943)
              Accounts payable and accrued expenses              26,700           1,100       1,625,253
              Accrued compensation                               81,800            --         2,896,150
                                                           ------------    ------------    ------------

     Net cash used in operating activities                      (92,400)        (29,800)     (6,977,727)
                                                           ------------    ------------    ------------

Cash flows used in investing activities:
     Purchases of furniture and equipment                          --            (3,400)       (138,800)
                                                           ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from advances from affiliates, net                   --            (1,000)      2,250,800
     Proceeds from loan payable                                    --              --            71,000
     Proceeds from sale of stock, net                            48,400            --         4,732,800
     Proceeds from exercise of options                             --              --           300,000
     Costs incurred to register securities                       14,700            --           (62,273)
     Principal payments on advances from stockholder               --              --           (43,500)
                                                           ------------    ------------    ------------

     Net cash provided by (used in) financing activities         63,100          (1,000)      7,248,827
                                                           ------------    ------------    ------------

Net decrease in cash                                            (29,300)        (34,200)           --

Cash, beginning of period                                       161,600         114,800            --
                                                           ------------    ------------    ------------

Cash, end of period                                        $    132,300    $     80,600    $    132,300
                                                           ============    ============    ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                         $               $               $
                                                           ============    ============    ============
          Income taxes                                     $               $               $
                                                           ============    ============    ============


                             The accompanying notes are an integral part
                                    of these financial statements

                                                 F-3

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  May 31, 2001 and August 31, 2001 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three months ended August 31, 2001 are not necessarily indicative of the results to be expected for the full year ending May 31, 2002.

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

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  May 31, 2001 and August 31, 2001 (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $251,900 during the quarter ended August 31, 2001 and $842,537 (before extraordinary items) during the year ended May 31, 2001. In addition, at August 31, 2001, the Company had an accumulated deficit of $15,740,805, and had negative working capital of $7,086,070. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including the realizability of long-lived assets under SFAS 121) or the amount and classification of liabilities that might result from the outcome of this uncertainty that might be necessary if the Company is unable to continue as a going concern.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  May 31, 2001 and August 31, 2001 (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at August 31, 2001. There can be no assurance, however, that market conditions will not change or demands for the Company's products will continue which could result in impairment on long-lived assets in the future.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  May 31, 2001 and August 31, 2001 (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

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

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  May 31, 2001 and August 31, 2001 (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Loss Per Share
--------------

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the quarter ended August 31, 2001 and the year ended May 31, 2001, the Company incurred net losses (before extraordinary items); therefore, basic and diluted loss per share are the same.

Reclassifications
-----------------

Certain reclassifications have been made to the May 31, 2001 financial statements to conform with the August 31, 2001 presentation.

NOTE 3 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases
------

Currently, the Company uses its operating facilities, which are provided by its Chief Executive Officer, without a lease. During the quarter ended August 31, 2001 and the year ended May 31, 2001, the Company incurred approximately $3,000 and $15,000 of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future.

Employment Agreements
---------------------

The Company entered into an employment agreement dated February 3, 2000 (amended on May 3, 2001) with its Chief Executive Officer. The agreement is for a three-year term beginning on March 15, 2000 and provides for a base salary of $150,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreement provides for a severance payment including the unearned salary for the remainder of the

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  May 31, 2001 and August 31, 2001 (Unaudited)


NOTE 3 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

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

License Agreement
-----------------

On February 3, 2000, the Company received $25,000 from Immune Network Research, Ltd. ("INR"), a Canadian pharmaceutical development company, under a letter of intent. The payment was made for a one-year irrevocable option granting the right to negotiate for an exclusive license for pharmaceutical applications worldwide outside of the United States. The Company then received an additional $100,000 from INR in anticipation of a definitive agreement. Under the terms of the letter, if an agreement is reached, the Company will issue an option to INR

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  May 31, 2001 and August 31, 2001 (Unaudited)


NOTE 3 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

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

NOTE 4 - STOCKHOLDERS' DEFICIT
------------------------------

During the quarter ended August 31, 2001, the Company received approximately $14,700 for reimbursed fees from INR associated with the filing of the registration statement in fiscal year 2001. This amount has been shown as an increase into additional paid-in capital, as the original amounts paid were previously recorded as decreases to paid-in capital.

During the quarter ended August 31, 2001, the Company received cash of $48,400 for payment of subscriptions receivable (see Note 5).

NOTE 5 - INVESTMENT AGREEMENT
-----------------------------

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

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  May 31, 2001 and August 31, 2001 (Unaudited)


NOTE 5 - INVESTMENT AGREEMENT, continued
----------------------------------------

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

During the year ended May 31, 2001, the Company exercised a put option pursuant to an investment agreement. Pursuant to the terms of the agreement the Company put 605,055 shares of its common stock to the investor for total proceeds of $48,404, which was not received as of May 31, 2001 and was therefore recorded as a subscription receivable. These funds were received during the quarter ended August 31, 2001. The Company had originally put (and transferred) 1,500,000 shares of its common stock to the investor, but due to certain volume restrictions the investor was obligated to purchase only 605,055 shares. The Company is to receive back 894,945 shares which have not been sold, and has presented these shares as treasury shares with no cost.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  May 31, 2001 and August 31, 2001 (Unaudited)


NOTE 5 - INVESTMENT AGREEMENT, continued
----------------------------------------

During the quarter ended August 31, 2001, the Company exercised a put option pursuant to an investment agreement. Pursuant to the terms of the agreement the Company put 1,157,000 shares of its common stock to the investor for total proceeds of $70,542, which was not received as of August 31, 2001 and has therefore been recorded as a subscription receivable. The Company had originally put (and transferred) 5,000,000 shares of its common stock to the investor, but due to certain volume restrictions the investor was obligated to purchase only 1,157,000 shares. The Company is to receive back 3,843,000 shares which have not been sold, and has presented these shares as treasury shares with no cost.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the quarter ended August 31, 2001, the Company advanced $25,000 to an officer of the Company. The advance is unsecured, no stated interest rate and due on demand. The advance is included in other assets in the accompanying consolidated balance sheet at August 31, 2001.

During the quarter ended August 31, 2001, the Company prepaid $9,000 of rent to the Chief Executive Officer.

NOTE 7 - EXTRAORDINARY ITEM
---------------------------

During fiscal year 2001, the Company recognized extraordinary gain on retirements of debt, accounts payable and accrued interest in the amount of $1,405,232. The relief of debt was due to the fact that the liabilities are no longer enforceable against the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

We are a drug development company, founded in 1982, focused in the areas of research, development, and marketing in the biomedical industry, with an emphasis on anti-infective drugs. The Company has completed various stages of planning and developing products containing its proprietary drugs Viraplex(R) and MTCH-24(TM).

Our development activities since inception (May 4, 1982) have included efforts to secure financing, create a management and business structure, and develop and test Viraplex(R) and MTCH-24(TM) for release as both OTC and ethical products. These activities have produced very little in operating revenues.

From the time we became a public company in 1983 to 1987, our operations related primarily to research and development, securing our patents, initiating and continuing clinical tests, recruiting personnel and raising capital. In 1987, we halted testing of our products and significantly reduced our research and development efforts due to a lack of funding. From 1987 through late-1999, we had very limited operations, and conducted minimal research and development in order to keep our existing projects active. During our period of inactivity, most of the costs incurred by the Company related to general administrative expenses, primarily executive compensation which was accrued but not paid and stock based compensation, and other minimal operating costs to keep the Company and its products afloat pending a financing. In late-1999, in anticipation of our financing arrangement with Swartz Private Equity, LLC, we gradually restated research and development efforts and minimal testing of our products. Through August 31, 2001, we have derived our revenues from the sale of a license option to Immune Network Research, Inc. to develop and market our patented products.

GOING CONCERN

Our consolidated financial statements for the fiscal year ended May 31, 2001 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our consolidated financial statements, we experienced a loss of $251,900 during the three months ended August 31, 2001, and had a cash balance of approximately $132,300, and an accumulated deficit of approximately $15,740,805 at August 31, 2001. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We must raise additional funds in order to actively reinstate our research and development efforts, to complete existing product testing which was suspended in 1987, or commence new testing on such product, and to conduct additional testing on our products. We intend to obtain the necessary financing through our Investment Agreement with Swartz Private Equity, LLC. There can be no assurance that we will be successful in raising from Swartz sufficient additional capital in order to continue and complete our research and development and testing. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain such additional financing, there would be a material adverse effect on our business, financial position, and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient capital to met our obligations on a timely basis, and to continue and complete our research and development and testing efforts.

RESULTS OF OPERATIONS

Sources of Revenues and Revenue Recognition
-------------------------------------------

Revenues earned from inception consist entirely of $125,000 in fees paid to us by Immune Network, Limited ("INL") in connection with the execution of our letter agreement dated February 3, 2000. Pursuant to the letter agreement, we granted INL an irrevocable option to license, develop and market several applications of MTCH-24(TM) and Viraplex(R).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

Revenues
--------

There were no revenues for the three months ended August 31, 2001 nor were there any for the three months ended August 31, 2000.

Our expenses included research and development and general and administrative. Research and development consists of laboratory expenses, consulting expenses, tests expenses, clinical and research salaries, and other costs associated with the development of products not yet being marketed. General and administrative expenses include the salaries and benefits costs of management and other non-manufacturing employees, sales and marketing expenses, rent, accounting, legal and operational costs. Personnel compensation and facilities costs represent a higher percentage of our operating expenses and are relatively fixed in advance of each quarter.

Research and Development Costs
------------------------------

We incurred research and development costs of $1,800 for the three months ended August 31, 2001 as compared with $4,800 for the three months ended August 31, 2000.

General and Administrative Expenses
-----------------------------------

Direct costs were $162,300 for the three months ended August 31, 2001, as compared with $107,450 for the three months ended August 31, 2000. the increase was primarily due to additional professional fees recognized during the three months ended August 2001.

Interest Expense
----------------

Interest expense was $89,400 for the three months ended August 31, 2001 as compared to $81,700 for the three months ended August 31, 2000. this increase was due to the additional debt incurred in 2001. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. Meditech's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss
--------

Net loss was $251,900 for the three months ended August 31, 2001 as compared to $193,950 for the three months ended August 31, 2000. The increase in net loss was due to the increase in professional fees incurred during August 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing activities in fiscal year 2001.

The cash and cash equivalents were $132,300 at August 31, 2001 (down from $161,600 at August 31, 2000). Cash decreased at August 31, 2001 due primarily to a $25,000 advance to an officer of the Company.

Net cash used in operations in the 2001 period was $92,400 compared to $29,800 in the 2000 period.

Net cash used in investing activities in the 2001 period was $0 compared to $3,400 in the 2000 period.

Net cash provided by financing activities in the 2001 period was $63,100 compared to $1,000 used in the 2000 period. The increase was due to cash received on collection of subscriptions receivable (sale of common stock) $48,400 and $14,600 of reimbursed securities registration fees.

On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC, which was amended and restated on February 15, 2001. The investment agreement entitles us to issue and sell our common shares to Swartz for up to an aggregate of $30 million form time to time during a three-year period beginning on the date that this registration statement is declared effective. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. The agreement is for a three-year period ending June 30, 2003.

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

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     Not applicable.

Item 2. Change in Securities

     During the quarter ended August 31, 2001, we exercised a put option pursuant to which we put 1,157,000 shares of common stock to Swartz for an aggregate purchase price of $470,542.

     No underwriter was involved in the above issuance of securities. The above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933 on the basis that they were issued under circumstances not involving a public offering.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     Not applicable.

Signature(s)



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Meditech Pharmaceuticals, Inc.
(Registrant)





By: /s/ Steven Kern                           Dated October 15, 2001
-------------------                           ----------------------
Steven Kern, Chief Financial Officer