Form 10QSB
period 2001-11-30
MEDITECH PHARMACEUTICALS INC
filed 2002-01-14
CIK 717588

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended November 30, 2001.

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

     On January 9, 2002, there were 150,225,487 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes     No x
                                                                    ---    ---

                 MEDITECH PHARMACEUTICALS, INC., AND SUBSIDIARY
                          (Development Stage Companies)



                                      INDEX


                                                                        Page
                                                                        ----
Part I. Financial Information


     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets at
               November 30, 2001 (Unaudited) and May 31, 2001            F-1

             Condensed Consolidated Statements of
               Operations for the three and six months ended
               November 30, 2001 and 2000 (Unaudited)                    F-2

             Condensed Consolidated Statements of Cash Flows
               for the six months ended November 30, 2001 and
                   2000 (Unaudited)                                      F-3

             Notes to Condensed Consolidated Financial Statements     F-4 - F-11


     Item 2. Management's Discussion and Analysis or Plan of Operation     3 - 6


Part II. Other Information                                                     7




PART I - FINANCIAL INFORMATION

Item 1. Financial Information


                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                              (Development Stage Companies)

                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            November 30,
                                                               2001         May 31, 2001
                                                           -------------    ------------
                                                            (Unaudited)
ASSETS

Current assets:
     Cash                                                   $     91,962    $    161,600
     Other                                                        61,621           --
                                                            ------------    ------------
         Total current assets                                    153,583         161,600
                                                            ------------    ------------

Property and equipment, net                                        1,959           2,100
Other assets                                                       6,785           7,843
                                                            ------------    ------------

                                                            $    162,327    $    171,543
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                  $    254,589    $    264,321
     Accrued compensation                                      2,977,853       2,814,350
     Advances from affiliates                                  4,122,616       3,941,900
                                                            ------------    ------------
         Total current liabilities                             7,355,058       7,020,571
                                                            ------------    ------------

Minority interest in consolidated subsidiary                     191,300         191,300
                                                            ------------    ------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.001 par value; 25,000,000 shares
       authorized; no shares issued and outstanding                 --              --
     Common stock, $0.001 par value; 400,000,000
       shares authorized; 150,225,487 and 148,818,487
       shares issued and outstanding at November 30, 2001
       and May 31, 2001, respectively                            150,212         148,805
     Subscriptions receivable                                   (165,000)       (213,404)
     Additional paid-in capital                                8,603,348       8,513,176
     Deficit accumulated during development stage            (15,972,591)    (15,488,905)
                                                            ------------    ------------
         Total stockholders' deficit                          (7,384,031)     (7,040,328)
                                                            ------------    ------------

                                                            $    162,327    $    171,543
                                                             ============   ============







                       The accompanying notes are an integral part
                              of these financial statements






                                             MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                     (Development Stage Companies)

                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)


                                                                                                              For The Period
                                  For The Three          For The                              For The           May 4, 1982
                                   Months Ended       Three Months        For The Six        Six Months          (Date of
                                   November 30,           Ended          Months Ended          Ended           Inception) to
                                       2001           November 30,       November 30,       November 30,       November 30,
                                                          2000               2001               2000               2001
                                  ---------------    --------------     --------------    ---------------    ----------------


Revenue                           $            -     $           -      $           -      $           -      $    125,000
                                   -------------      ------------       ------------       ------------       -----------

Operating expenses:
    Research and development              21,600             1,700             23,400              6,500         1,868,200
    General and administrative           125,467           142,850            287,767            250,300        12,972,704
    Aborted stock offering costs               -                 -                  -                  -           325,400
                                   -------------      ------------       ------------       ------------       -----------
                                         147,137           144,550            311,167            256,800        15,166,304
                                   -------------      ------------       ------------       ------------       -----------

Loss before other income (expense)      (147,067)         (144,550)          (311,167)          (256,800)      (15,041,304)
                                   -------------      ------------       ------------       ------------       -----------

Other income (expense):
    Interest expense                     (91,344)          (83,600)          (180,744)          (165,300)       (3,052,644)
    Interest income                          883                 -              2,483                  -           304,983
    Other income, net                      5,742                 -              5,742                  -            81,342
                                   -------------      ------------       ------------       ------------       -----------

      Total other income (expense)       (84,719)          (83,600)          (172,519)          (165,300)       (2,666,319)
                                   -------------      ------------       ------------       ------------       -----------

Loss before minority interest           (231,786)         (228,150)          (483,686)          (422,100)      (17,707,623)

Minority interest                              -                 -                  -                  -           329,800
                                   -------------      ------------       ------------       ------------       -----------

Loss before extraordinary item          (231,786)         (228,150)          (483,686)          (422,100)      (17,377,823)

Extraordinary item                             -                 -                  -                  -         1,405,232
                                   -------------      ------------       ------------       ------------       -----------

Net loss                          $     (231,786)    $    (228,150)     $    (483,686)     $    (422,100)     $(15,972,591)
                                   =============      ============       ============       ============       ===========



Net loss available to common
  shareholders per common share   $       (0.00)     $      (0.00)      $     (0.00)       $       (0.00)
                                   ============       ===========        ==========         ============

Weighted average shares
  outstanding                        150,019,931       138,380,099        149,843,936         137,278,095
                                    ============       ===========        ===========        ============
























                                         The accompanying notes are an integral part
                                                of these financial statements





                            MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                    (Development Stage Companies)

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)



                                                                                               For The
                                                                             For The         Period May 4,
                                                          For The Six       Six Months      1982 (Date of
                                                          Months Ended         Ended        Inception) to
                                                          November 30,        November        November 30,
                                                              2001            30, 2000            2001
                                                          -------------      -----------     --------------


Cash flows from operating activities:
     Net loss                                              $   (483,686)   $   (422,100)   $(15,972,591)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                             534            --           137,834
          Warrants and options issued to employees
            and vendors                                           6,400            --           801,000
          Minority interest in losses of subsidiary                --              --          (329,800)
          Stock issued to employees and vendors                    --              --         1,667,300
          Contributed services                                     --            182,700        463,050
          Accrued interest on advances from affiliates          180,716          165,300      3,052,616
          Gain on forgiveness of debt                              --              --        (1,405,232)
          Changes in operating assets and liabilities:
              Other assets                                       (5,563)         (20,600)       (14,006)
              Accounts payable and accrued expenses              (9,732)          (3,900)     1,588,821
              Accrued compensation                              163,503            --         2,977,853
                                                           ------------     ------------    -----------

     Net cash used in operating activities                     (147,828)         (98,600)    (7,033,155)
                                                           ------------     ------------    -----------

Cash flows from investing activities:
     Purchases of furniture and equipment                          (393)          (3,400)      (139,193)
     Advances to officer                                        (55,000)           --           (55,000)
                                                           ------------     ------------    -----------

     Net cash used in investing activities                      (55,393)          (3,400)      (194,193)
                                                           ------------     ------------    -----------

Cash flows from financing activities:
     Proceeds from advances from affiliates, net                   --            (1,000)      2,250,800
     Proceeds from loan payable                                    --              --            71,000
     Proceeds from sale of stock, net                           118,946         100,000       4,803,346
     Proceeds from exercise of options                             --              --           300,000
     Costs incurred to register securities                       14,637            --           (62,336)
     Principal payments on advances from stockholder               --              --           (43,500)
                                                           ------------     ------------    -----------

     Net cash provided by financing activities                  133,583          99,000       7,319,310
                                                           ------------    ------------    ------------

Net decrease in cash                                            (69,638)         (3,000)           --

Cash, beginning of period                                       161,600         114,800            --
                                                           ------------    ------------    ------------

Cash, end of period                                        $     91,962    $    111,800    $     91,962
                                                           ============    ============    ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
          Interest                                         $      --       $     --        $     --
                                                           ============    ============    ============
          Income taxes                                     $      --       $     --        $     --
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

                          November 30, 2001 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three and six months ended November 30, 2001 are not necessarily indicative of the results to be expected for the full year ending May 31, 2002.

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

                          November 30, 2001 (Unaudited)


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

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $483,686 during the six months ended November 30, 2001 and $842,537 (before extraordinary item) during the year ended May 31, 2001. In addition, at November 30, 2001, the Company had an accumulated deficit of $15,972,591, and had negative working capital of $7,201,475. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including the realizability of long-lived assets under SFAS 121) or the amount and classification of liabilities that might result from the outcome of this uncertainty that might be necessary if the Company is unable to continue as a going concern.

Estimates
---------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          November 30, 2001 (Unaudited)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at November 30, 2001. There can be no assurance, however, that market conditions will not change or demands for the Company's products will continue which could result in impairment on long-lived assets in the future.

Minority Interest in Consolidated Subsidiary
--------------------------------------------

Viral, a Nevada corporation and an inactive public shell, is a consolidated subsidiary as it is effectively controlled by the Company and is economically dependent on the Company to fund its continuing operations. Amounts recorded in the minority interest on the accompanying balance sheet represent the pro rata portion of Viral's equity attributable to minority stockholders.

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 defines a fair-value-based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma annual disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          November 30, 2001 (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25 (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain provisions covered specific events that occured after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

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

Loss Per Share
--------------

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended November 30, 2001 and the year ended May 31, 2001, the Company incurred net losses (before extraordinary item); therefore, basic and diluted loss per share are the same.

Segments of an Enterprise and Related Information
-------------------------------------------------
As the Company operates in one segment, the Company has not made segment disclosures in the accompanying financial statements.

Reclassifications
-----------------
Certain reclassifications have been made to the May 31, 2001 financial statements to conform with the November 30, 2001 presentation.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          November 30, 2001 (Unaudited)



NOTE 3 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases
------

Currently, the Company uses its operating facilities, which are provided by its Chief Executive Officer, without a lease. During the six months ended November 30, 2001 and the year ended May 31, 2001, the Company incurred approximately $6,000 and $15,000, respectively, of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future.

Employment Agreements
---------------------

The Company entered into an employment agreement dated February 3, 2000 (amended on May 3, 2001) with its Chief Executive Officer. The agreement is for a three-year term beginning on March 15, 2000 and provides for a base salary of $150,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreement provides for a severance payment including the unearned salary for the remainder of the contract plus any prorated earned bonuses in the event of termination without cause or upon change of control of the Company. Additionally, on August 9, 2001, the Company granted options to purchase 23,450,000 shares of common stock exercisable at $0.056 per share and vesting immediately on the date of grant. No compensation expense was recognized for the granting of these options as the exercise price was equal to the market price on the date of grant.

The Company entered into an employment agreement dated February 3, 2000 (amended May 3, 2001) with its Chief Financial Officer. The agreement is for a three-year term beginning on March 15, 2000 and provides for a base salary of $120,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreement provides for a severance payment including the remainder of the base salary due under the agreement if the officer is discharged without cause or if the officer is terminated within 12 months of a change of control of the Company. Additionally, on August 9, 2001, the Company granted options to purchase 21,450,000 shares of common stock exercisable at $0.056 per share and vesting immediately on the date of grant. No compensation expense was recognized for the granting of these options as the exercise price was equal to the market price on the date of grant.

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

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          November 30, 2001 (Unaudited)



NOTE 3 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

License Agreement
-----------------

On February 3, 2000, the Company received $25,000 from Immune Network Research, Ltd. ("INR"), a Canadian pharmaceutical development company, under a letter of intent. The payment was made for a one-year irrevocable option granting the right to negotiate for an exclusive license for pharmaceutical applications worldwide outside of the United States. The Company then received an additional $100,000 from INR in anticipation of a definitive agreement. Under the terms of the letter, if an agreement was reached, the Company would issue an option to INR for up to 10,000,000 shares of common stock, exercisable at $0.03 per share. In return, the Company would receive royalties equal to 7% of net sales for all MTCH-24(TM) products sold and 4% of net sales for all Viraplex(R) products sold by INR. The option was valued at $400,000 using the Black-Scholes option-pricing model, and was recorded as an operating expense on the date granted.

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

NOTE 4 - STOCKHOLDERS' DEFICIT
------------------------------

During the six months ended November 30, 2001, the Company received approximately $14,600 for reimbursed fees from INR associated with the filing of the registration statement in fiscal year 2001. This amount has been shown as an increase into additional paid-in capital, as the original amounts paid were previously recorded as decreases to paid-in capital.

During the six months ended November 30, 2001, the Company received cash of $48,404 for payments of May 31, 2001 subscriptions receivable (see Note 5).

During the six months ended November 30, 2001, the Company issued 250,000 shares of common stock to an outside individual for work performed in connection with the Form SB-2. As this work was a fundraising activity, no expense was recorded in the accompanying condensed consolidated statements of operations.

During the six months ended November 30, 2001, the Company granted a total of 240,000 options to purchase common stock to outside consultants. The Company recognized $6,400 (which was valued using the Black-Scholes option pricing model pursuant to SFAS 123, see Note 2) of expense related to the option grants in the six months ended November 30, 2001.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          November 30, 2001 (Unaudited)


NOTE 5 - INVESTMENT AGREEMENT
-----------------------------

On June 30, 2000, and subsequently amended on February 15, 2001, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz"). The investment agreement entitles the Company to issue and sell common stock to Swartz in the form of put rights for up to an aggregate of $30,000,000 from time to time during a three-year period beginning on the date of an effective registration statement, which was May 3, 2001.


Under the agreement, in order to invoke a put right, the Company must provide Swartz with at least 10 but not more than 20 business days advance notice of the date on which the Company intends to exercise a put right and must indicate the number of shares of common stock the Company intends to sell to Swartz. The Company may also designate a maximum dollar amount of common stock (not to exceed $2,000,000), which the Company will sell to Swartz during the put and/or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of shares of common stock sold to Swartz in a put may not exceed the lesser of (i) 1,500,000 shares; (ii) 15% of the aggregate daily reported trading volume of the Company's common shares, excluding certain block trades, during the 20 business days after the put date, with certain restrictions; (iii) 15% of the aggregate daily reported trading volume of the Company's common shares, excluding certain block trades during the 20 business days before the put date; or (iv) a number of shares that, when added to the number of shares acquired by Swartz under the investment agreement during the 31 days preceding the put date, would exceed 9.99% of the total number of shares of common stock outstanding.

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

During the year ended May 31, 2001, the Company exercised a put option pursuant to an investment agreement. Pursuant to the terms of the agreement the Company put 605,055 shares of its common stock to the investor for total proceeds of $48,404, which were not received as of May 31, 2001 and were therefore recorded as a subscription receivable. These funds were received during the six months ended November 30, 2001. The Company had originally put (and transferred) 1,500,000 shares of its common stock to the investor, but due to certain volume restrictions the investor was obligated to purchase only 605,055 shares. The Company is to receive back 894,945 shares which have not been sold, and has reflected these outstanding shares as if they had already been returned to the Company.

During the six months ended November 30, 2001, the Company exercised a put option pursuant to an investment agreement. Pursuant to the terms of the agreement the Company put 1,157,000 shares of its common stock to the investor for total proceeds of $70,542. The Company had originally put (and transferred) 5,000,000 shares of its common stock to the investor, but due to certain volume restrictions the investor was obligated to purchase only 1,157,000 shares. The Company is to receive back 3,843,000 shares which have not been sold, and has reflected these outstanding shares as if they had already been returned to the Company.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          November 30, 2001 (Unaudited)



NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the six months ended November 30, 2001, the Company advanced $55,000 to an officer of the Company. The advance is unsecured with no stated interest rate and payable on demand. The advance is included in current other current assets in the accompanying condensed consolidated balance sheet at November 30, 2001.

During the six months ended November 30, 2001, the Company prepaid $6,000 of rent to the Chief Executive Officer.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

Subsequent to November 30, 2001, the Company agreed to grant 2,500,000 stock options to an outside consultant. The terms of the grant have yet not been determined.

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

From the time we became a public company in 1983 to 1987, our operations related primarily to research and development, securing our patents, initiating and continuing clinical tests, recruiting personnel and raising capital. In 1987, we halted testing of our products and significantly reduced our research and development efforts due to a lack of funding. From 1987 through late-1999, we had very limited operations, and conducted minimal research and development in order to keep our existing projects active. During our period of inactivity, most of the costs incurred by the Company related to general administrative expenses, primarily executive compensation which was accrued but not paid and stock based compensation, and other minimal operating costs to keep the Company and its products afloat pending a financing. In late-1999, in anticipation of our financing arrangement with Swartz Private Equity, LLC ("Swartz"), we gradually restated research and development efforts and minimal testing of our products. Through November 30, 2001, we have derived our revenues from the sale of a license option to Immune Network Research, Ltd. ("INR") to develop and market our patented products.

GOING CONCERN

Our consolidated financial statements for the six months ended November 30, 2001 and the fiscal year ended May 31, 2001 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our consolidated financial statements, we experienced a loss of $483,686 during the six months ended November 30, 2001, had a cash balance of $91,962, and an accumulated deficit of $15,972,591 at November 30, 2001. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We must raise additional funds in order to actively reinstate our research and development efforts, to complete existing product testing which was suspended in 1987, or commence new testing on such product, and to conduct additional testing on our products. We intend to obtain the necessary financing through our Investment Agreement with Swartz. There can be no assurance that we will be successful in raising from Swartz sufficient additional capital in order to continue and complete our research and development and testing. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain such additional financing, there would be a material adverse effect on our business, financial position, and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient capital to meet our obligations on a timely basis, and to continue and complete our research and development and testing efforts.

RESULTS OF OPERATIONS

Sources of Revenues and Revenue Recognition
-------------------------------------------

Revenues earned from inception consist entirely of $125,000 in fees paid to us by INR in connection with the execution of our letter agreement dated February 3, 2000. Pursuant to the letter agreement, we granted INR an irrevocable option to license, develop and market several applications of MTCH-24(TM) and Viraplex(R).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

Revenues
--------

There were no revenues for the three months ended November 30, 2001 nor were there any for the three months ended November 30, 2000.

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

Research and Development Costs
------------------------------

We incurred research and development costs of $21,600 for the three months ended November 30, 2001 as compared with $1,700 for the three months ended November 30, 2000.

General and Administrative Expenses
-----------------------------------

Direct costs were $125,467 for the three months ended November 30, 2001, as compared with $142,850 for the three months ended November 30, 2000. The decrease was primarily due to additional professional fees recognized during the three months ended November 30, 2000.

Interest Expense
----------------

Interest expense was $91,344 for the three months ended November 30, 2001 as compared to $83,600 for the three months ended November 30, 2000. This increase was due to the additional debt incurred in 2001. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. The Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss
--------

Net loss was $231,786 for the three months ended November 30, 2001 as compared to $228,150 for the three months ended November 30, 2000. The increase in net loss was due to the increase in research and development cost incurred during the three months ended November 30, 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

Revenues
--------

There were no revenues for the six months ended November 30, 2001 nor were there any for the six months ended November 30, 2000.

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

Research and Development
------------------------

We incurred research and development costs of $23,400 for the six months ended November 30, 2001 as compared with $6,500 for the six months ended November 30, 2000.

General and Administrative Expenses
-----------------------------------

Direct costs were $287,767 for the six months ended November 30, 2001, as compared with $250,300 for the six months ended November 30, 2000. The increase was primarily due to additional professional fees recognized during the six months ended November 30, 2001.

Interest Expense
----------------

Interest expense was $180,744 for the six months ended November 30, 2001 as compared to $165,300 for the six months ended November 30, 2000. This increase was due to the additional debt incurred in 2001. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. The Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss
--------

Net loss was $483,686 for the six months ended November 30, 2001 as compared to $422,100 for the six months ended November 30, 2000. The increase in net loss was due primarily to the increase in research and development cost incurred during November 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing activities in fiscal year 2001.

The cash and cash equivalents were $91,962 at November 30, 2001 (down from $111,800 at November 30, 2000). Cash decreased at November 30, 2001 due primarily to a $55,000 advance to an officer of the Company.

Net cash used in operations in the 2001 period was $147,828 compared to $98,600 in the 2000 period.

Net cash used in investing activities in the 2001 period was $55,393 compared to $3,400 in the 2000 period.

Net cash provided by financing activities in the 2001 period was $133,583 compared to $99,000 used in the 2000 period. The increase was due to $118,946 of cash received on collection of subscriptions receivable and sale of common stock and $14,633 of reimbursed securities registration fees.

On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC, which was amended and restated on February 15, 2001. The investment agreement entitles us to issue and sell our common shares to Swartz for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that this registration statement is declared effective. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. The agreement is for a three-year period ending June 30, 2003.

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

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     Not applicable.

Item 2. Change in Securities

     During the six months ended November 30, 2001, we exercised a put option pursuant to which we put 1,157,000 shares of common stock to Swartz for an aggregate purchase price of $70,542.

     During the six months ended November 30, 2001, we issued 250,000 shares of common stock to an outside individual for work performed in connection with our Form SB-2.

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



Meditech Pharmaceuticals, Inc.
(Registrant)





By: /s/ Steven Kern                                       Dated October 15, 2001
------------------------------------                      ----------------------
Steven Kern, Chief Financial Officer