Form 10QSB
period 2002-02-28
MEDITECH PHARMACEUTICALS INC
filed 2002-04-10
CIK 717588

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended February 28, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 000-12561


                         MEDITECH PHARMACEUTICALS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                     Nevada                               95-3819300
         ------------------------------      ----------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)


PMB 382, 10105 E. Via Linda, #103, Scottsdale, AZ           85258
     --------------------------------------                --------
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

     On April 1, 2002, there were 152,725,487 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes     No x
                                                                    ---    ---

                 MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)



                                      INDEX


                                                                            Page
                                                                            ----
Part I. Financial Information


     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets at
               February 28, 2002 (Unaudited) and May 31, 2001                F-1

             Condensed Consolidated Statements of
               Operations for the three and nine months ended
               February 28, 2002 and 2001 (Unaudited)                        F-2

             Condensed Consolidated Statements of Cash Flows
               for the nine months ended February 28, 2002 and
                   2001 (Unaudited)                                          F-3

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



PART I - FINANCIAL INFORMATION

Item 1. Financial Information


                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                              (Development Stage Companies)

                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 February 28,
                                                                     2002        May 31, 2001
                                                                 ------------    ------------
                                                                  (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                   $     52,970    $    161,600
     Other                                                             58,885            --
                                                                 ------------    ------------
         Total current assets                                         111,855         161,600
                                                                 ------------    ------------

Property and equipment, net                                             1,686           2,100
Other assets                                                            8,294           7,843
                                                                 ------------    ------------

                                                                 $    121,835    $    171,543
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                       $    246,865    $    264,321
     Accrued compensation                                           2,974,603       2,814,350
     Advances from affiliates                                       4,216,073       3,941,900
                                                                 ------------    ------------
         Total current liabilities                                  7,437,541       7,020,571
                                                                 ------------    ------------

Minority interest in consolidated subsidiary                          191,300         191,300
                                                                 ------------    ------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.001 par value; 25,000,000 shares
       authorized; no shares issued and outstanding                      --              --
     Common stock, $0.001 par value; 400,000,000
       shares authorized; 152,725,487 and 148,818,487
       shares issued and outstanding at February 28, 2002
       and May 31, 2001, respectively                                 152,712         148,805
     Subscriptions receivable                                        (165,000)       (213,404)
     Additional paid-in capital                                     8,725,848       8,513,176
     Deficit accumulated during development stage                 (16,220,566)    (15,488,905)
                                                                 ------------    ------------
         Total stockholders' deficit                               (7,507,006)     (7,040,328)
                                                                 ------------    ------------

                                                                 $    121,835    $    171,543
                                                                 ============    ============


                          The accompanying notes are an integral part
                                 of these financial statements

                                              F-1



                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                              (Development Stage Companies)

                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                                                                                        For The Period
                                     For The Three      For The                            For The        May 4, 1982
                                     Months Ended     Three Months     For The Nine      Nine Months       (Date of
                                     February 28,        Ended         Months Ended         Ended        Inception) to
                                         2002         February 28,     February 28,      February 28,    February 28,
                                                          2001             2002              2001             2002
                                     -------------    -------------    -------------    -------------    -------------
Revenue                              $        --      $        --      $        --      $        --      $     125,000
                                     -------------    -------------    -------------    -------------    -------------

Operating expenses:
    Research and development                 1,250             --             24,650            6,500        1,869,450
    General and administrative             153,833          125,000          441,600          375,300       13,126,537
    Aborted stock offering costs              --               --               --               --            325,400
                                     -------------    -------------    -------------    -------------    -------------
                                           155,083          125,000          466,250          381,800       15,321,387
                                     -------------    -------------    -------------    -------------    -------------

Loss before other income (expense)        (155,083)        (125,000)        (466,250)        (381,800)     (15,196,387)
                                     -------------    -------------    -------------    -------------    -------------

Other income (expense):
    Interest expense                       (93,456)         (85,400)        (274,200)        (250,700)      (3,146,100)
    Interest income                            339            1,500            2,822            1,500          305,322
    Other income, net                          225             --              5,967             --             81,567
                                     -------------    -------------    -------------    -------------    -------------

      Total other income (expense)         (92,892)         (83,900)        (265,411)        (249,200)      (2,759,211)
                                     -------------    -------------    -------------    -------------    -------------

Loss before minority interest             (247,975)        (208,900)        (731,661)        (631,000)     (17,955,598)

Minority interest                             --               --               --               --            329,800
                                     -------------    -------------    -------------    -------------    -------------

Loss before extraordinary item            (247,975)        (208,900)        (731,661)        (631,000)     (17,625,798)

Extraordinary item                            --               --               --               --          1,405,232
                                     -------------    -------------    -------------    -------------    -------------

Net loss                             $    (247,975)   $    (208,900)   $    (731,661)   $    (631,000)   $ (16,220,566)
                                     =============    =============    =============    =============    =============




Net loss available to common
  shareholders per common share      $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)
                                     =============    =============    =============    =============

Weighted average shares
  outstanding                          152,416,498      142,036,765      150,690,077      138,937,864
                                     =============    =============    =============    =============


                                       The accompanying notes are an integral part
                                              of these financial statements

                                                           F-2



                             MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                     (Development Stage Companies)

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)



                                                           For The          For The        For The
                                                             Nine            Nine       Period May 4,
                                                            Months          Months      1982 (Date of
                                                            Ended           Ended       Inception) to
                                                           February        February      February 28,
                                                           28, 2002        28, 2001          2002
                                                         ------------    ------------    ------------

Cash flows from operating activities:
     Net loss                                            $   (731,661)   $   (631,000)   $(16,220,566)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                         1,043            --           138,343
          Warrants and options issued to employees
            and vendors                                        56,400            --           851,000
          Minority interest in losses of subsidiary              --              --          (329,800)
          Stock issued to employees and vendors                  --              --         1,667,300
          Contributed services                                   --           274,000         463,050
          Accrued interest on advances from affiliates        274,173         250,700       3,146,073
          Gain on forgiveness of debt                            --              --        (1,405,232)
          Changes in operating assets and liabilities:
              Other current assets and other assets            (4,572)        (35,200)        (13,015)
              Accounts payable and accrued expenses           (17,456)         (3,900)      1,581,097
              Accrued compensation                            160,253            --         2,974,603
                                                         ------------    ------------    ------------

     Net cash used in operating activities                   (261,820)       (145,400)     (7,147,147)
                                                         ------------    ------------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                         (393)         (3,400)       (139,193)
     Advances to officers                                     (55,000)           --           (55,000)
                                                         ------------    ------------    ------------

     Net cash used in investing activities                    (55,393)         (3,400)       (194,193)
                                                         ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from advances from affiliates, net                 --            (1,000)      2,250,800
     Proceeds from loan payable                                  --              --            71,000
     Proceeds from sale of stock, net                         118,946         300,000       4,803,346
     Proceeds from exercise of options                         75,000            --           375,000
     Costs incurred to register securities                     14,637            --           (62,336)
     Principal payments on advances from stockholder             --              --           (43,500)
                                                         ------------    ------------    ------------

     Net cash provided by financing activities                208,583         299,000       7,394,310
                                                         ------------    ------------    ------------

Net increase/(decrease) in cash and cash equivalents         (108,630)        150,200          52,970

Cash and cash equivalents, beginning of period                161,600         114,800            --
                                                         ------------    ------------    ------------

Cash and cash equivalents, end of period                 $     52,970    $    265,000    $     52,970
                                                         ============    ============    ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
          Interest                                       $       --      $       --      $       --
                                                         ============    ============    ============
          Income taxes                                   $       --      $       --      $       --
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

                          February 28, 2002 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three and nine months ended February 28, 2002 are not necessarily indicative of the results to be expected for the full year ending May 31, 2002.

Principles of Consolidation
---------------------------

The condensed consolidated financial statements include the accounts of Meditech and its 37% owned and controlled subsidiary Viral Research Technologies, Inc. ("Viral") (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

                          February 28, 2002 (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The Company has not generated significant revenues from operations and has no assurance of any future revenues. All losses accumulated since inception have been considered as part of the Company's development stage activities. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company. The Company's products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will maintain or obtain the regulatory approvals required to market its products.

Going Concern
-------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $731,661 during the nine months ended February 28, 2002 and $842,537 (before extraordinary item) during the year ended May 31, 2001. In addition, at February 28, 2002, the Company had an accumulated deficit of $16,220,566, and had negative working capital of $7,325,686. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including the realizability of long-lived assets under SFAS 121) or the amount and classification of liabilities that might result from the outcome of this uncertainty that might be necessary if the Company is unable to continue as a going concern.

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

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          February 28, 2002 (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and cash equivalents
-------------------------

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at February 28, 2002. There can be no assurance, however, that market conditions will not change or demands for the Company's products will continue which could result in impairment on long-lived assets in the future.

Minority Interest in Consolidated Subsidiary
--------------------------------------------

Viral, a Nevada corporation and an inactive public shell, is a consolidated subsidiary as it is effectively controlled by the Company and is economically dependent on the Company to fund its continuing operations. Amounts recorded in the minority interest on the accompanying condensed consolidated balance sheet represent the pro rata portion of Viral's equity attributable to minority stockholders.

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

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          February 28, 2002 (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25, clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the Company's condensed consolidated financial statements.

Revenue
-------

Revenue represents license fees that were recognized when earned over the period of the applicable license agreement.

Income Taxes
------------

The Company recognizes deferred tax assets and liabilities for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement carrying amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Loss Per Share
--------------

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (1,101,922 and 1,979,815 shares were considered additional common stock equivalents at February 28, 2002 and 2001, respectively). For the nine months ended February 28, 2002 and the year ended May 31, 2001, the Company incurred net losses (before extraordinary item); therefore, potential common shares are ignored as their effect would be anti-dilutive.

Segments of an Enterprise and Related Information
-------------------------------------------------
As the Company operates in one segment, the Company has not made segment disclosures in the accompanying condensed consolidated financial statements.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          February 28, 2002 (Unaudited)


NOTE 3 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases
------

Currently, the Company uses its operating facilities, which are provided by its Chief Executive Officer, without a lease. During the nine months ended February 28, 2002 and the year ended May 31, 2001, the Company incurred approximately $9,000 and $15,000, respectively, of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future.

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

                          February 28, 2002 (Unaudited)


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

On May 25, 2001 the Company and INR entered into a definitive licensing agreement, which terminated the letter of intent. Under this licensing agreement the Company assigned its rights and interests in two applications of its proprietary products. In consideration for the assignment, INR agreed to pay a royalty equal to 2% of the gross worldwide sales of each of the products. The term of the royalty is the longer of 10 years or the life of any patent based on the products. The Company has not yet recognized any licensing revenue related to this agreement.

NOTE 4 - STOCKHOLDERS' DEFICIT
------------------------------

During the nine months ended February 28, 2002, the Company received approximately $14,600 for reimbursed fees from INR associated with the filing of the registration statement in fiscal year 2001. This amount has been shown as an increase into additional paid-in capital, as the original amounts paid were previously recorded as decreases to additional paid-in capital.

During the nine months ended February 28, 2002, the Company received cash of $48,404 for payments of May 31, 2001 subscriptions receivable (see Note 5).

During the nine months ended February 28, 2002, the Company issued 250,000 shares of common stock to an outside individual for work performed in connection with the Form SB-2. As this work was a fundraising activity, no expense was recorded in the accompanying condensed consolidated statements of operations.

During the nine months ended February 28, 2002, the Company granted a total of 2,740,000 options to purchase common stock to outside consultants. The Company recognized $56,400 (which was valued using the Black-Scholes option pricing model pursuant to SFAS 123, see Note 2) of expense related to the option grants in the nine months ended February 28, 2002.

During the nine months ended February 28, 2002, options to purchase 2,500,000 shares of common stock were exercised by an outside consultant for cash of $75,000.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          February 28, 2002 (Unaudited)


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

During the year ended May 31, 2001, the Company exercised a put option pursuant to an investment agreement. Pursuant to the terms of the agreement the Company put 605,055 shares of its common stock to the investor for total proceeds of $48,404, which were not received as of May 31, 2001 and were therefore recorded as a subscription receivable. These funds were received during the nine months ended February 28, 2002. The Company had originally put (and transferred) 1,500,000 shares of its common stock to the investor, but due to certain volume restrictions the investor was obligated to purchase only 605,055 shares. The Company is to receive back 894,945 shares which have not been sold, and has reflected these outstanding shares as if they had already been returned to the Company.

During the nine months ended February 28, 2002, the Company exercised a put option pursuant to an investment agreement. Pursuant to the terms of the agreement the Company put 1,157,000 shares of its common stock to the investor for total proceeds of $70,542. The Company had originally put (and transferred) 5,000,000 shares of its common stock to the investor, but due to certain volume restrictions the investor was obligated to purchase only 1,157,000 shares. The Company is to receive back 3,843,000 shares which have not been sold, and has reflected these outstanding shares as if they had already been returned to the Company.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          February 28, 2002 (Unaudited)


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the nine months ended February 28, 2002, the Company advanced $55,000 to officers of the Company. The advance is unsecured with no stated interest rate and payable on demand. The advance is included in current other current assets in the accompanying condensed consolidated balance sheet at February 28, 2002.

During the nine months ended February 28, 2002, the Company prepaid $3,885 of rent to the Chief Executive Officer.

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

From the time we became a public company in 1983 to 1987, our operations related primarily to research and development, securing our patents, initiating and continuing clinical tests, recruiting personnel and raising capital. In 1987, we halted testing of our products and significantly reduced our research and development efforts due to a lack of funding. From 1987 through late-1999, we had very limited operations, and conducted minimal research and development in order to keep our existing projects active. During our period of inactivity, most of the costs incurred by the Company related to general administrative expenses, primarily executive compensation which was accrued but not paid and stock based compensation, and other minimal operating costs to keep the Company and its products afloat pending a financing. In late-1999, in anticipation of our financing arrangement with Swartz Private Equity, LLC ("Swartz"), we gradually restarted research and development efforts and minimal testing of our products. Through February 28, 2002, we have derived our revenues from the sale of a license option to Immune Network Research, Ltd. ("INR") to develop and market our patented products.

GOING CONCERN

Our condensed consolidated financial statements for the nine months ended February 28, 2002 and the fiscal year ended May 31, 2001 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our consolidated financial statements, we experienced a loss of $731,661 during the nine months ended February 28, 2002, had a cash balance of $52,970, and an accumulated deficit of $16,220,566 at February 28, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

Revenues
--------

There were no revenues for the three months ended February 28, 2002 nor were there any for the three months ended February 28, 2001.

Operating Expenses
------------------

Our expenses included research and development and general and administrative. Research and development consists of laboratory expenses, consulting expenses, tests expenses, clinical and research salaries, and other costs associated with the development of products not yet being marketed. General and administrative expenses include the salaries and benefits costs of management and other non-manufacturing employees, sales and marketing expenses, rent, accounting, legal and operational costs. Personnel compensation, professional fees, and facilities costs represent a higher percentage of our operating expenses and are relatively fixed in advance of each quarter.

Research and Development Costs
------------------------------

We incurred research and development costs of $1,250 for the three months ended February 28, 2002 as compared with $0 for the three months ended February 28, 2001.

General and Administrative Expenses
-----------------------------------

Direct costs were $153,833 for the three months ended February 28, 2002, as compared with $125,000 for the three months ended February 28, 2001. The increase was primarily due to additional consulting expense related to option grants recognized during the three months ended February 28, 2002.

Interest Expense
----------------

Interest expense was $93,456 for the three months ended February 28, 2002 as compared to $85,400 for the three months ended February 28, 2001. This increase was due to the additional debt incurred in fiscal 2002. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. The Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss
--------

Net loss was $247,975 for the three months ended February 28, 2002 as compared to $208,900 for the three months ended February 28, 2001. The increase in net loss was due to the increase in consulting expense related to option grants and an increase in interest expense incurred during the three months ended February 28, 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001.

Revenues
--------

There were no revenues for the nine months ended February 28, 2002 nor were there any for the nine months ended February 28, 2001.

Operating Expenses
------------------

Our expenses included research and development and general and administrative. Research and development consists of laboratory expenses, consulting expenses, tests expenses, clinical and research salaries, and other costs associated with the development of products not yet being marketed. General and administrative expenses include the salaries and benefits costs of management and other non-manufacturing employees, sales and marketing expenses, rent, accounting, legal and operational costs. Personnel compensation, professional fees, and facilities costs represent a higher percentage of our operating expenses and are relatively fixed in advance of each quarter.

Research and Development
------------------------

We incurred research and development costs of $24,650 for the nine months ended February 28, 2002 as compared with $6,500 for the nine months ended February 28, 2001.

General and Administrative Expenses
-----------------------------------

Direct costs were $441,600 for the nine months ended February 28, 2002, as compared with $375,300 for the nine months ended February 28, 2001. The increase was primarily due to an increase in consulting expense related to option grants recognized during the nine months ended February 28, 2002.

Interest Expense
----------------

Interest expense was $274,200 for the nine months ended February 28, 2002 as compared to $250,700 for the nine months ended February 28, 2001. This increase was due to the additional debt incurred in fiscal 2002. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. The Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss
--------

Net loss was $731,661 for the nine months ended February 28, 2002 as compared to $631,000 for the nine months ended February 28, 2001. The increase in net loss was due primarily to the increase in research and development cost, consulting expense related to option grants, and interest expense incurred during the nine months ended February 28, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees in fiscal year 2001.

The cash and cash equivalents were $52,970 at February 28, 2002 (down from $265,000 at February 28, 2001). Cash decreased as of February 28, 2002 due primarily to a $55,000 advance to officers of the Company.

Net cash used in operations in the 2002 period was $261,820 compared to $145,400 in the 2001 period.

Net cash used in investing activities in the 2002 period was $55,393 compared to $3,400 in the 2001 period.

Net cash provided by financing activities in the 2002 period was $208,583 compared to $299,000 in the 2001 period.

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

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     Not applicable.

Item 2. Change in Securities

     During the nine months ended February 28, 2002, we exercised a put option pursuant to which we put 1,157,000 shares of common stock to Swartz for an aggregate purchase price of $70,542.

     During the nine months ended February 28, 2002, we issued 250,000 shares of common stock to an outside individual for work performed in connection with our Form SB-2.

     During the nine months ended February 28, 2002, options to purchase 2,500,000 shares of common stock were exercised by an outside consultant for cash of $75,000.

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



Meditech Pharmaceuticals, Inc.
(Registrant)





By:  /s/  Steven Kern                           April 1, 2002
-----------------------------                   ----------------------
          Steven Kern,
          Chief Financial Officer