Form 10KSB
period 2002-05-31
MEDITECH PHARMACEUTICALS INC
filed 2002-08-29
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
-------------------------                                 ----------------------
     MAY 31, 2002                                                0-12561


                         MEDITECH PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



    NEVADA                                                     95-3819300
---------------                                            -------------------
(STATE OR OTHER                                             (I.R.S.EMPLOYER
JURISDICTION OF                                            IDENTIFICATION NO.)
ORGANIZATION)


                        10105 E. VIA LINDA, #103, PMB-382
                                 SCOTTSDALE, AZ                   85258
                    --------------------------------------      --------
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

$0

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

$ 2,965,215.95 (COMPUTED ON THE BASIS OF $.025 PER SHARE OF COMMON STOCK) AS OF AUGUST 27, 2002.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

 153,610,432 SHARES OF $.001 PAR VALUE COMMON STOCK AS OF MAY 31, 2002.

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

Epstein-Barr Virus (EBV) is a herpes virus that causes infectious mononucleosis and may be a cause of Burkitt's lymphoma, a disease found mostly in Africa and New Guinea, and less frequently in the United States. EBV causes widespread early childhood disease in developing countries, and is also associated with nasopharyngeal carcinoma, a malignant tumor of the nose usually affecting young adults.

Cytomegalovirus (CMV) is a virus, the effects of which vary substantially depending upon the age and immune status of the infected person. Infection of an infant can result in a fatal disease involving the nervous system and liver. Infection acquired later in life may cause a syndrome clinically indistinguishable from mononucleosis. Generalized CMV infection, which can be fatal, may also occur in patients whose immune systems have been compromised.

Rotavirus is believed to be the causative agent in over 50% of all cases of acute diarrhea in children requiring hospitalization. It can be highly contagious and sometimes fatal. Rotavirus is also a major cause of gastroenteritis in swine and lambs. Gastroenteritis is an inflammation often due to an infectious agent of the intestinal tract with a mortality rate of 30% to 50%.

Initial therapeutic uses of MTCH-24(TM) will include the topical treatment of Herpes Simplex Virus I and acne. We have developed an over-the-counter product containing MTCH-24(TM) for treating symptoms of herpes simplex virus infections of the lips, mouth, and face (e.g. cold sores and fever blisters). Initially, the active ingredients shown in the product will be drugs other than MTCH-24(TM), that previously have been recognized by the Food and Drug Administration (FDA) as safe and effective for their intended use, as specified in FDA monographs or proposed monographs. MTCH-24(TM) will be used in these products as a non-active ingredient or a surfactant, an agent that is used externally such as soap or topical anti-microbial agent plus wetting agent. An anti-microbial agent is one that either prevents or kills microbes, including bacterial germs and viruses. Under these conditions, we hope our over-the-counter product will fall within the scope of the FDA regulations. Consequently, we may be able to bring our product to market in the United States without further FDA approval. Outside FDA and Federal Trade Commission counsel will conduct extensive legal research prior to the release for sale of any of our products.

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

In addition to our selling efforts upon commercialization of our products, we are currently attempting to enter into licensing arrangements with larger pharmaceutical and consumer product companies, on an international and domestic level. Because we can enter into licensing arrangements prior to commercialization of our products, licensing arrangements can be used to raise capital and obtain assistance with research and development. For example, we previously entered into a letter agreement with Immune Network Research, Ltd. in February 2000. Pursuant to the agreement, we granted INR an irrevocable option for a period of one year to obtain an exclusive license to make, have made, promote, sell and distribute Viraplex(R) and MTCH-24(TM), and any derivatives or formulation of either product, throughout the world, excluding the United States. INR has paid to us $100,000 in anticipation of entering into a formal license agreement, pursuant to which we would receive a seven percent and four percent royalty on INR's net sales of MTCH-24(TM) and Viraplex(R), respectively. In addition, INR initiated and funded in excess of $20,000 of research and development activities on MTCH-24(TM) and Viraplex(R), and provided to us all data from these activities. In May 2001, we entered into an agreement with INR which terminated the first agreement and pursuant to which we granted to INR a 2% royalty on worldwide sales, excluding the United States, of MTCH-24(TM), and a 2% royalty on worldwide sales of any agricultural product. This agreement was entered into in consideration of INR's work under the letter agreement and in lieu of the license agreement contemplated there under.

Pursuant to the letter agreement, we also granted to INR an irrevocable option to purchase 10,000,000 shares of our common stock at an exercise price of $0.03 per share. The shares of common stock issuable upon exercise of the option have been registered. All of the INR options have been exercised.

Competition

There are at least two FDA-approved products currently available, by prescription, for the treatment of herpes infections. Burroughs-Wellcome Co. sells them under the names Zovirax(R) (Acyclovir) and Valtrex. FDA approval of Zovirax(R) is limited to selected cases of genital and mucocataneous herpes and also to specific usage. Mucocataneous herpes relates to certain lubricating linings in the body and/or skin. Herpes Simplex Viruses typically cause infection at these sites. Other companies are testing vaccines intended to prevent infection by herpes viruses. Treatment of persons presently afflicted with recurrent herpes infections is the primary focus of the products we are developing.

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

Once ethical pharmaceutical products are approved for sale, many of them are purchased through health plans which are subject to state and Federal regulations including the Health Maintenance Act of 1973, the Knox-Keene Act in California, and numerous other regulations which bar some forms of treatment and some pharmaceutical products as being experimental or not medically necessary.

Similar regulations and regulatory oversight are in place in most countries. This ongoing regulatory oversight can also result in the withdrawal of products from the market after their approval for sale in instances where new test data creates additional regulatory concerns.

Employees

We currently have four employees. We currently contract with outside partners to perform the testing and registration of our patented products. As we move toward completion of testing and introduction of products to the market, we plan to substantially increase the number of employees in administrative and marketing roles.

Item 2. Properties
------------------

We currently operate out of space owned by Gerald Kern, our Chairman and CEO and Steven Kern, our President, Chief Financial Officer and Chief Operating Officer, that is provided to us at nominal cost. This space will not be adequate for operations as we move forward. We anticipate acquiring an office if and when revenue permits.

Item 3. Legal Proceedings
-------------------------

We are not a party to any material legal proceedings nor are we aware of any pending litigation against our Company.

Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

The Company's common stock is traded on the over-the-counter (OTC) market. On May 31, 2002, the closing bid price for the common stock of the Company was $.033. The high and low closing bid prices therefore during the quarterly fiscal periods indicated were as follows:

             Quarter Ended                 Low Bid           High Bid
         ---------------------         ---------------    ---------------

           August 31, 2000                  .23                .45
           November 30, 2000                .095               .32
           February 28, 2001                .075               .29
           May 31, 2001                     .095               .25
           August 31, 2001                  .062               .07
           November 30, 2001                .033               .035
           February 28, 2002                .028               .03
           May 31, 2002                     .033               .033


Some of the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's common stock was reported on NASDAQ through April 30, 1986, at which time it was delisted because of failure to meet the minimum capital, surplus and asset requirements of the NASD by-laws.

As of August 30, 2002, there were approximately 3,000 holders of record of the Company's outstanding shares of common stock.

The Company has not paid any dividends to its shareholders and has no present intention of changing this policy.

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended May 31, 2002.

1. During the year ended May 31, 2002, we granted 250,000 shares of our common stock to a consultant for work performed in connection with the Forms SB-2. As this work was a fundraising activity, no expense was recorded.

2. During the year ended May 31, 2002, we issued an aggregate of 2,500,000 shares of our common stock pursuant to an exercise of an option for an exercise price of $75,000.

No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in
Section 4(2) of the Securities Act of 1933 on the basis that they were issued under circumstances not involving a public offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

Our development activities since inception (May 4, 1982) have included efforts to secure financing, create a management and business structure, and develop and test Viraplex (R) and MTCH-24(TM) for release as both over-the-counter (OTC) and ethical products. These activities have produced very little in operating revenues.

Since we became a public company, our operations have related primarily to securing patents, initiating and continuing clinical tests, recruiting personnel and raising capital. Through May 31, 2002, we have derived our revenues from the sale of a license option to INR to develop and market new patented products.

Going Concern

The Company's independent certified public accountants have stated in their report included in this Form 10KSB, that the consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a loss of $972,073 during the year ended May 31, 2002, had a cash balance of approximately $31,800, and had a deficit accumulated during the development stage of approximately $16.5 million and a stockholders' deficit of approximately $7.7 million at May 31, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We must raise additional funds in order to actively reinstate our research and development efforts, to complete existing product testing which was suspended in 1987, or commence new testing on such products, and to conduct additional testing on our products. We intend to obtain the necessary financing through our Investment Agreement with Swartz Private Equity, LLC and other sources. There can be no assurance that we will be successful in raising from Swartz sufficient additional capital in order to continue and complete our research and development and testing. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain such additional financing, there would be a material adverse effect on our business, financial position, and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient capital to meet our obligations on a timely basis, and to continue and complete our research and development and testing efforts. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2002 AND 2001.

Sources of Revenues and Revenue Recognition

Our revenues were $0 in 2002 as compared to $100,000 in 2001. Revenues in 2001 consisted entirely of the fees paid to us by INR in anticipation of a license agreement. Pursuant to the letter agreement dated in February 2000, we granted INR an irrevocable option to license, develop and market several applications of MTCH-24(TM) and Viraplex (R). In addition, pursuant to the letter agreement, INR was obligated to pay to us the sum of $100,000 upon execution of a definitive license agreement.

We recognized revenues from licenses over the period of the applicable license.

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

Research and Development Costs. Direct research and development costs for 2002 were $24,650, consisting of the costs of additional clinical trials on the products. Research and development costs for 2001 were $6,500. The increase is due to additional testing done on potential product offerings.

General and Administrative Expenses. Direct costs were $586,649 for 2002, as compared with $601,937 for 2001. The decrease was primarily due to lower miscellaneous expenses, accounting fees, and accrual of interest charged on accounts payable, which was partially offset by an increase in consulting and legal fees. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

Interest Expense. Interest expense was $369,775 for 2002 as compared to $338,100 for 2001. This increase was due to the additional interest on accrued debt. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. Our Company's Chief Executive Officer, Gerald
N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss. Net loss was approximately $972,000 for 2002 as compared to net income of $563,000 for 2001. The decrease from net income in fiscal year 2001 to a net loss in fiscal year 2002 is due primarily to other income in fiscal 2001 resulting from the gain on write-down of accounts payable in the amount of $1,405,232 which were no longer collectible against the Company due to the statute of limitations.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED MAY 31, 2002 AND 2001

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

Our cash and cash equivalents were $31,777 at May 31, 2002 (down from $161,600 at May 31, 2001). This decrease was due to a lack of cash inflow from contributed capital.

Net cash used in operations in 2002 was approximately $338,000, as compared to cash used in operations of $130,000 in 2001. Cash was used in operations in fiscal year 2002 for payment of accounting, consulting, legal and travel expenses.

Net cash used in investing activities in 2002 and 2001 was approximately $400 and $3,200, respectively, which was due to purchases of office equipment.

Net cash provided by financing activities in 2002 was approximately $209,000, as compared to $180,000 in 2001. This increase was due to payments made on advances from stockholder in fiscal 2001.

On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC which was amended and restated on February 15, 2001. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that the registration statement registering the resale of these shares became effective, which was May 4, 2001. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. Through May 31, 2002, we have received $118,946 from Swartz under this agreement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

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

Management of the Company knows of no past disagreements between the Company and Singer Lewak Greenbaum & Goldstein, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. There were no reportable events (as such term is defined in Item 304 of Regulation S-K) that occurred within the Company's two most recent fiscal years nor any subsequent interim period preceding the replacement of Singer Lewak Greenbaum & Goldstein, LLP.

On July 17, 2001, the Company engaged Corbin & Wertz, which appointment was approved by the Company's Board of Directors. During the Company's two most recent fiscal years and any subsequent interim period prior to the engagement of Corbin & Wertz, neither the Company nor anyone on the Company's behalf consulted with Corbin & Wertz regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event.

The Company has authorized Singer Lewak Greenbaum & Goldstein, LLP to respond fully to all inquiries of Corbin & Wertz.


                                    PART III

Item 10. Directors and Executive Officers

The present directors and executive officers of the Company are listed below, together with brief accounts of their experience and certain other information.

                                                                          Year
                                                                         first
          Name                  Age             Office                  elected
  ------------------------    -------    -------------------------    ----------

     Gerald N. Kern             64       Chairman of the Board           1982
                                         Chief Executive Officer,
                                         Director

     Cynthia S. Kern            52       Vice Chairman                   2001
                                         Secretary                       1983

     Steven I. Kern             35       President and Director          2001
                                         Chief Operating Officer         2000
                                         Chief Financial Officer

     Lester F. Goldstein        58       Director                        1983

     Harry Hall                 67       Director                        1990


All officers serve at the pleasure of the board. Directors are elected for a period of one year at our annual meeting of shareholders and serve until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Gerald N. Kern
Chairman of the Board and Chief Executive Officer; Director

Mr. Gerald N. Kern has been our Chairman of the Board and Chief Executive Officer since July 1982 and has been a director of our Company since July 1982. Mr. Kern served as our President from July 1982 until June 1995. From August 1996 to February 1998, Mr. Kern also served as Chairman of the Board, President and Chief Executive Officer of GumTech International, Inc., a chewing gum manufacturer. From August 1994 to August 1996, Mr. Kern served as President of AURA Interactive, an electronics company. Since July 1982, he has served as President and Chief Executive Officer and a director of Petro-Med, Inc., a shareholder of our Company. Prior to that, Mr. Kern served in senior executive positions with International Playtex Corporation and Max Factor and Company.

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

Mrs. Kern is the wife of, and Mr. Steven Kern is the son of, Mr. Gerald Kern, our Chairman and Chief Executive Officer.

Item 11. Executive Compensation

The following table sets forth all cash compensation for the fiscal years ended May 31, 2002, 2001 and 2000 for (1) the Company's Chief Executive Officer and
(2) each of its most highly compensated executive officers whose aggregate cash compensation exceeded $100,000.

                                                      Summary Compensation Table
                                                        Annual Compensation                          Long-Term Compensation Award
                                   ------------------------------------------------------------    --------------------------------
                                                                                                                      Securities
           Name and                                                                                  Restricted       Underlying
      Principal Position           Fiscal Year         Salary          Bonus          Other         Stock Awards        Options
-------------------------------    -------------   --------------   ------------   ------------   ---------------   ---------------
Gerald N. Kern                         2002         $ 150,000 (1)       $ 0         $12,000(1)           0            24,050,000
  Chairman of the Board and            2001         $  12,500 (1)       $ 0               0              0                     0
  Chief Executive Officer              2000         $  54,000 (1)       $ 0               0              0             4,500,000


Steven I. Kern                         2002         $ 120,000 (2)       $ 0         $12,000(2)           0            22,050,000
  Chief Operating Officer and          2001         $  10,000 (2)       $ 0               0              0                     0
  Chief Financial Officer              2000         $       0           $ 0               0              0             2,500,000

--------------

(1) Of the total annual compensation for the last three fiscal years, the Company paid in cash only $23,000 of compensation for Gerald N. Kern. The remaining compensation amount was accrued

(2) Of the total annual compensation for the last three fiscal years, the Company paid in cash only $13,000 of compensation for Steven I. Kern. The remaining compensation amount was accrued.

                                       10



OPTION GRANTS IN FISCAL 2002

The following table provides information concerning grants of options to purchase the Company's common stock that we made to (1) the Company's Chief
Executive Officer and (2) each of its most highly compensated executive officers whose cash compensation exceeded $100,000 during the fiscal year ended May 31, 2002. We did not grant stock appreciation rights to these individuals during fiscal 2002.

                      Number of        Percentage of Total
                     Securities        Options Granted to
                     Underlying        Employees in Fiscal      Exercise Price       Expiration
Name               Options Granted             2002                Per Share           Date
--------------     ---------------     -------------------    ------------------    ------------
Gerald N. Kern       23,450,000                  49%                $0.056              8/7/11
                        250,000                 0.5%                $0.023            11/12/11
                        350,000                 0.7%                $0.028              5/3/12

Steven I. Kern       21,450,000                  45%                $0.056              8/7/11
                        250,000                 0.5%                $0.023            11/12/11
                        350,000                 0.7%                $0.028              5/3/12


OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table provides information on option exercises in the fiscal year ended May 31, 2002, by the Named Executive Officers and the value of unexercised options held by the Named Executive Officers as of May 31, 2002.


                                                        Number of securities underlying        Value of unexercised
                                                            unexercised options at            in-the-money options at
                                                                  May 31, 2002                     May 31, 2002
                                                        -----------------------------      ----------------------------
                           Shares
                          Acquired
                             on            Value
        Name              Exercise      Realized (1)    Exercisable      Unexercisable    Exercisable (1)   Unexercisable
---------------------    ----------     -----------     ------------     ------------      -----------       ----------

Gerald N. Kern                    0               0       25,050,000                0          128,788                0
                         ==========     ===========     ============     ============      ===========       ==========

Steven I. Kern                    0               0       24,050,000                0          128,788                0
                         ==========     ===========     ============     ============      ===========       ==========

(1) Based on the closing price of our common stock of $0.033 for the last business day of the fiscal year ended May 31, 2002.

Employment Agreements

We entered into an employment agreement with Gerald N. Kern dated as of February
3, 2000 and approved by our directors on April 20, 2000, providing for his employment as Chief Executive Officer effective February 3, 2000 and amended on May 3, 2001. During the period between February 3, 2000 and May 3, 2001, Mr.
Kern acted in his capacities without accruing salary. The agreement was contingent upon completion of the Swartz offering, which took place on May 3, 2001. The agreement provides for a three-year term and a base salary of $150,000 per annum for the first year with a minimum annual increase equal to the consumer price index. He is also eligible for bonuses at the discretion of our Board of Directors. Certain other expenses, such as a car allowance, travel and expense account, will also be paid to him on a monthly basis. We may terminate
Mr. Kern's employment with or without cause. However, if we terminate him without cause this would result in a lump sum severance payment based on two years of base salary and bonus, as defined. Also, upon a change of control, Mr.
Kern may elect to terminate his employment and obtain a lump sum severance payment based on two years of base salary and bonus, as defined. In addition, as stated in the employment agreement, we granted in fiscal 2002 to Mr. Kern an option to purchase 23,450,000 common shares that vested immediately.

                                       11



On February 3, 2000 we entered into an employment agreement with Steven I. Kern, which was approved by our directors on February 3, 2000 and amended on May 3, 2001, providing for his employment as Chief Operating Officer and Chief
Financial Officer. During the period between February 3, 2000 and May 3, 2001,
Mr. Kern acted in his capacities without accruing salary. The agreement was contingent upon completion of the Swartz offering, which closing took place on May 3, 2001. The agreement provides for a three-year term and a base salary of $120,000 per annum. The base salary may be increased at the discretion of our Board. The agreement provides for payment of certain expenses, such as a car allowance, expense account and travel, and eligibility for executive bonuses at the discretion of our Board of Directors. We may terminate Mr. Kern's employment with or without cause. However, if we terminate him without cause this would result in a lump sum severance payment based on two years of base salary and bonus, as defined. If within 12 months of a change in control Mr. Kern's employment is terminated other than for cause, or if Mr. Kern refuses to accept or voluntarily resigns from a position other than a qualified position, then he will receive a lump sum severance payment based on two years of base salary and bonus, as defined. In addition, as stated in the employment agreement, we granted in fiscal 2002 to Mr. Kern an option to purchase 21,450,000 common shares that vested immediately.

The following table sets forth, as of May 31, 2002, the composition of the Company's equity compensation plans:

                                                      EQUITY COMPENSATION PLANS

                                                      (a)                            (b)                             (c)
                                         ---------------------------    ----------------------     ---------------------------------
                                                                                                         Number of Securities
                                                                              Weighted-average       Remaining Available for Future
                                         Number of Securities to be         Exercise Price of            Issuance Under Equity
                                           Issued upon Exercise of       of Outstanding               Compensation Plans (excluding
                                            Outstanding Options,        Options, Warrants            Securities reflected in Column
                                             Warrants and Rights              and Rights                         (a))
           Plan Category                            (#)                           ($)                            (#)
-------------------------------------    ---------------------------    ----------------------     ---------------------------------

Equity compensation plans
approved by security holders                               0                 $          0                               0

Equity compensation plans not
approved by security holders                      54,140,000                         0.06                               0
                                                ------------                 ------------                    ------------

Total                                             54,140,000                 $       0.06                               0
                                                ============                 ============                    ============

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth, as of August __, 2002, the stock ownership of each officer and director of our Company, of all our officers and directors as a group, and of each person known by us to be a beneficial owner of five percent or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 10105 E. Via Linda, No. 103, Scottsdale, Arizona 85258.

Name and Address                  Amount and Nature                Percentage
of Beneficial Owner (1)           of Beneficial Ownership          of Class
-----------------------           -----------------------          -----------

Gerald N. Kern                        57,816,794  (2)                 28.3%

Petro-Med, Inc.                       26,256,794                      12.8%

Steven I. Kern                        24,405,000  (3)                 11.9%

Cynthia S. Kern                        3,455,000  (4)                  1.7%

Lester Goldstein                       1,490,000  (5)                   *

Harry Hall                             1,100,000  (6)                   *

Immune Network, Limited                9,145,000                       4.5%
3650 Wesbrook Mall
Vancouver, Canada, BC V6S ZLZ

All directors & officers              88,266,794                      43.1%
as a group (5 persons)

                                       12

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

(2) Mr. Kern is the Chairman of the Board and Chief Executive Officer of Petro-Med, Inc. and may be deemed the beneficial owner of the 26,256,794 shares owned by Petro-Med, Inc. Includes 25,050,000 shares issuable upon exercise of outstanding stock options. Does not include an aggregate of 25,210,000 shares of our common stock beneficially owned by Mr. Kern's spouse and adult children. Mr. Kern disclaims beneficial ownership of the shares held by such persons.

(3) Includes 24,050,000 shares issuable upon exercise of outstanding stock options.

(4) Includes 1,100,000 shares issuable upon exercise of outstanding stock options. Does not include an aggregate of 7,260,000 shares of common stock held by Ms. Kern's spouse and adult children. Ms. Kern disclaims beneficial ownership of the shares held by such persons.

(5) Includes 950,000 shares issuable upon exercise of outstanding stock purchase warrants and options.

(6) Includes 750,000 shares issuable upon exercise of outstanding stock purchase warrants and options.

The directors of Petro-Med are Gerald N. Kern, Harry Hall and Jerry Tennant. Gerald N. Kern is the Chairman, President and Chief Executive Officer of Petro-Med.

Petro-Med may be deemed a parent or promoter of the Company under the Securities Act. Gerald N. Kern may be deemed a parent of Petro-Med and therefore a parent of the Company under the Securities Act.

The following table sets forth, as of May 31, 2002, the shares of common stock of Petro-Med owned of record and beneficially by certain officers and directors of the Company and by all such officers and directors of the Company as a group.

                  Name                    Shares Owned       Percentage of Class
     -------------------------------      ------------       -------------------

     Gerald N. Kern                       3,613,840 (1)             15.85%

     Lester F. Goldstein                      8,000                  0.4%

     All directors and officers as a
           group (4 persons)              3,621,840                 15.89%

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

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

For a description of employment agreements between the Company and certain officers, see Directors and Executive Officers of the Registrant - Employment Agreements.

At May 31, 2002, the Company maintained short-term advances from affiliates of $4,311,648 which are due on demand. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Interest expense on the advances was $369,775, and $338,100 for the years ended May 31, 2002 and 2001, respectively.

                                     Part IV

Item 13. Exhibits and Reports on Form 8-K


Index to Financial Statements

 INDEPENDENT AUDITORS' REPORT................................................F-1

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheet as of May 31, 2002............................F-2

    Consolidated Statements of Operations for the years ended
      May 31, 2002 and 2001 and for the period from May 4, 1982
     (date of inception) through May 31, 2002................................F-3

    Consolidated Statements of Stockholders' Deficit for the years ended May 31, 2002 and 2001 and for the period from May 4, 1982
      (date of inception) through May 31, 2002........................F-4 - F-13

    Consolidated Statements of Cash Flows for the years ended
      May 31, 2002 and 2001 and for the period from May 4, 1982
      (date of inception) through May 31, 2002..............................F-14

    Notes to Consolidated Financial Statements for the years ended
      May 31, 2002 and 2001..........................................F-15 - F-24

Index to Exhibits

Exhibit No.         Description
-----------         -----------

99.1 Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Meditech Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Meditech Pharmaceuticals, Inc. and subsidiary (development stage companies) (the "Company") as of May 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended May 31, 2002, the Company incurred a net loss of $972,073. In addition, at May 31, 2002, the Company had an accumulated deficit during development stage of $16,460,978 and a negative working capital of $7,565,761. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            /s/  CORBIN & WERTZ
                                            -----------------------------------
                                                 CORBIN & WERTZ

Irvine, California
July 26, 2002



                                        MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                        (Development Stage Companies)

                                                           CONSOLIDATED BALANCE SHEET

=====================================================================================

ASSETS                                                                  May 31, 2002
                                                                        ------------

Current assets:
     Cash and cash equivalents                                          $     31,777
                                                                        ------------
         Total current assets                                                 31,777

Property and equipment, net of accumulated depreciation of $2,180              1,413
Other assets                                                                   8,230
                                                                        ------------

                                                                        $     41,420
                                                                        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                              $    260,537
     Accrued compensation                                                  3,025,353
     Advances from affiliates                                              4,311,648
                                                                        ------------
         Total current liabilities                                         7,597,538
                                                                        ------------

Minority interest in consolidated subsidiary                                 191,300
                                                                        ------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.001 par value; 25,000,000 shares authorized;
       no shares issued and outstanding                                         --
     Common stock, $0.001 par value; 400,000,000 shares authorized;
       152,725,487 shares issued and outstanding                             152,712
     Subscriptions receivable                                               (165,000)
     Additional paid-in capital                                            8,725,848
     Deficit accumulated during the development stage                    (16,460,978)
                                                                        ------------
         Total stockholders' deficit                                      (7,747,418)
                                                                        ------------

                                                                        $     41,420
                                                                        ============

-------------------------------------------------------------------------------------
                                                See independent auditors' reports and
                              accompanying notes to consolidated financial statements
                                                                                  F-2



                                                          MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                          (Development Stage Companies)

                                                                  CONSOLIDATED STATEMENTS OF OPERATIONS

=======================================================================================================

                                                                                         For The Period
                                                                                           May 4, 1982
                                                        For The Year      For The Year      (Date of
                                                           Ended             Ended        Inception) to
                                                        May 31, 2002      May 31, 2001     May 31, 2002
                                                        -------------    -------------    -------------
Revenue                                                 $        --      $     100,000    $     125,000
                                                        -------------    -------------    -------------

Operating expenses:
     Research and development                                  24,650            6,500        1,869,450
     General and administrative                               586,649          601,937       13,271,586
     Aborted stock offering costs                                --               --            325,400
                                                        -------------    -------------    -------------
         Total operating expenses                             611,299          608,437       15,466,436
                                                        -------------    -------------    -------------

Loss before other income (expense)                           (611,299)        (508,437)     (15,341,436)
                                                        -------------    -------------    -------------

Other income (expense):
     Interest expense                                        (369,775)        (338,100)      (3,241,675)
     Interest income                                            2,989            4,000          305,489
     Other income, net                                          6,012             --             81,612
     Gain on write-down of accounts payable                      --          1,405,232        1,405,232
                                                        -------------    -------------    -------------
         Total other income (expense)                        (360,774)       1,071,132       (1,449,342)
                                                        -------------    -------------    -------------

Loss before minority interest in losses of subsidiary        (972,073)         562,695      (16,790,778)

Minority interest in losses of subsidiary                        --               --            329,800
                                                        -------------    -------------    -------------
Net (loss) income                                       $    (972,073)   $     562,695    $ (16,460,978)
                                                        =============    =============    =============

Net (loss) income available to common stockholders per common share:

Net (loss) income per common share - basic and
  diluted                                               $       (0.01)   $        --
                                                        =============    =============

Weighted average shares outstanding:
     Basic                                                151,225,693      140,897,179
                                                        =============    =============
     Diluted                                              151,225,693      142,535,110
                                                        =============    =============


-------------------------------------------------------------------------------------------------------
                                                                  See independent auditors' reports and
                                                accompanying notes to consolidated financial statements
                                                                                                    F-3



                                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                     (Development Stage Companies)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

               For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

==================================================================================




                                   Common Stock               Treasury Stock
                             -------------------------   -------------------------
                                Shares        Amount        Shares        Amount
                             -----------   -----------   -----------   -----------
Initial capitalization        48,000,000   $    48,000          --            --

Net loss                            --            --            --            --
                             -----------   -----------   -----------   -----------

Balance, May 31, 1983         48,000,000        48,000          --            --

Private placement of stock     4,715,000         4,700          --            --

Initial public offering       13,200,000        13,200          --            --

Offering costs                      --            --            --            --

Cash on sale of common
  stock to officer                50,000            50          --            --

Compensation on stock
  issued to officer               50,000            50          --            --

Net loss                            --            --            --            --
                             -----------   -----------   -----------   -----------

Balance, May 31, 1984         66,015,000        66,000          --            --

Net loss                            --            --            --            --
                             -----------   -----------   -----------   -----------

Balance, May 31, 1985         66,015,000        66,000          --            --


----------------------------------------------------------------------------------

                                                                               F-4




                                        MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                        (Development Stage Companies)

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                  For The Period May 4, 1982 (Date of Inception) Through May 31, 2002
                                                                           (Continued)
=====================================================================================


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


-------------------------------------------------------------------------------------
                                                See independent auditors' reports and
                              accompanying notes to consolidated financial statements
                                                                          F-4 (Con't)



                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                       (Development Stage Companies)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                 For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

------------------------------------------------------------------------------------



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

                    For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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


---------------------------------------------------------------------------------------
                                                  See independent auditors' reports and
                                accompanying notes to consolidated financial statements
                                                                            F-5 (Con't)




                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                       (Development Stage Companies)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                 For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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

                  For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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


-------------------------------------------------------------------------------------
                                                See independent auditors' reports and
                              accompanying notes to consolidated financial statements
                                                                           F-6(Con't)




                                                                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                                                      (Development Stage Companies)

                                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                                                                For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              See independent auditors' reports and
                                                                            accompanying notes to consolidated financial statements
                                                                                                                                F-7




                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                       (Development Stage Companies)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                 For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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

                  For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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


-------------------------------------------------------------------------------------
                                                See independent auditors' reports and
                              accompanying notes to consolidated financial statements
                                                                           F-8(Con't)




                                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                      (Development Stage Companies)

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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


--------------------------------------------------------------------------------

                                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                       (Development Stage Companies)

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                 For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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


------------------------------------------------------------------------------------
                                               See independent auditors' reports and
                             accompanying notes to consolidated financial statements
                                                                          F-9(Con't)




                                          MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                           (Development Stage Companies)

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                     For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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

                       For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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


------------------------------------------------------------------------------------------
                                                     See independent auditors' reports and
                                   accompanying notes to consolidated financial statements
                                                                               F-10(Con't)



                                         MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                         (Development Stage Companies)

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                   For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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


--------------------------------------------------------------------------------------

                                           MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                            (Development Stage Companies)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                      For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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


-----------------------------------------------------------------------------------------
                                                    See independent auditors' reports and
                                  accompanying notes to consolidated financial statements
                                                                              F-11(Con't)



                                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                        (Development Stage Companies)

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                  For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

=====================================================================================



                                      Common Stock               Treasury Stock
                                -------------------------   -------------------------
                                  Shares        Amount        Shares        Amount
                                -----------   -----------   -----------   -----------
Stock options issued to
 consultants                           --            --            --            --

Net income                             --            --            --            --
                                -----------   -----------   -----------   -----------

Balance, May 31, 2001           148,818,487       148,805     8,894,945          --

Proceeds received for
  exercise of put option
  to Swartz LLC                        --            --            --            --

Exercise of put option to
  Swartz LLC                      1,157,000         1,157          --            --

Shares to be returned from
  Swartz LLC                           --            --       3,843,000          --

Reimbursement for costs
  incurred to register common
  stock                                --            --            --            --

Stock issued to consultant
   for fundraising activity         250,000           250          --            --


-------------------------------------------------------------------------------------

                                          MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                           (Development Stage Companies)

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                     For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

========================================================================================



                                                                Deficit
                                                               Accumulated
                                                Additional     During the
                               Subscriptions     Paid-in       Development
                                Receivable       Capital         Stage          Total
                                -----------    -----------    -----------    -----------
Stock options issued to
 consultants                           --           19,500           --           19,500

Net income                             --             --          562,695        562,695
                                -----------    -----------    -----------    -----------

Balance, May 31, 2001              (213,404)     8,513,176    (15,488,905)    (7,040,328)

Proceeds received for
  exercise of put option
  to Swartz LLC                      48,404           --             --           48,404

Exercise of put option to
  Swartz LLC                           --           69,385           --           70,542

Shares to be returned from
  Swartz LLC                           --             --             --             --

Reimbursement for costs
  incurred to register common
  stock                                --           14,637           --           14,637

Stock issued to consultant
   for fundraising activity            --             (250)          --             --


----------------------------------------------------------------------------------------
                                                   See independent auditors' reports and
                                 accompanying notes to consolidated financial statements
                                                                             F-12(Con't)




                                          MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                           (Development Stage Companies)

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                     For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

========================================================================================



                                      Common Stock                 Treasury Stock
                               --------------------------    ---------------------------
                                  Shares         Amount         Shares         Amount
                               ------------   ------------   ------------   ------------
Stock options issued to
  consultants                          --             --             --             --

Stock issued for exercise of
  options                         2,500,000          2,500           --             --

Net loss                               --             --             --             --
                               ------------   ------------   ------------   ------------

Balance, May 31, 2002           152,725,487   $    152,712     12,737,945   $       --
                               ============   ============   ============   ============


----------------------------------------------------------------------------------------

                                            MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                             (Development Stage Companies)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED

                       For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

==========================================================================================



                                                                 Deficit
                                                               Accumulated
                                                Additional     During the
                               Subscriptions     Paid-in       Development
                                Receivable       Capital          Stage          Total
                               ------------    ------------   ------------    ------------
Stock options issued to
  consultants                          --            56,400           --            56,400

Stock issued for exercise of
  options                              --            72,500           --            75,000

Net loss                               --              --         (972,073)       (972,073)
                               ------------    ------------   ------------    ------------

Balance, May 31, 2002          $   (165,000)   $  8,725,848   $(16,460,978)   $ (7,747,418)
                               ============    ============   ============    ============


------------------------------------------------------------------------------------------
                                                     See independent auditors' reports and
                                   accompanying notes to consolidated financial statements
                                                                               F-13(Con't)



                                                             MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                                             (Development Stage Companies)

                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

==========================================================================================================


                                                                                            For The Period
                                                                For The         For The       May 4, 1982
                                                              Year Ended      Year Ended       (Date of
                                                                May 31,         May 31,      Inception) to
                                                                 2002            2001        May 31, 2002
                                                             ------------    ------------    ------------

Cash flows from operating activities:
     Net (loss) income                                       $   (972,073)   $    562,695    $(16,460,978)
     Adjustments to reconcile net (loss) income to
       net cash used in operating activities:
         Depreciation and amortization                              1,390           1,100         138,690
         Warrants and options issued to employees,
           vendors and consultants                                 56,400          19,500         851,000
         Minority interest in losses of subsidiary                   --              --          (329,800)
         Stock issued to employees, vendors and
           consultants                                               --              --         1,667,300
         Contributed services                                        --           336,150         463,050
         Accrued interest on advances from affiliates             369,748         338,100       3,241,648
         Gain on write-down of accounts payable                      --        (1,405,232)     (1,405,232)
         Changes in operating assets and liabilities:
              Other assets                                           (697)         (5,143)         (9,140)
              Accounts payable and accrued expenses                (3,784)         96,053       1,594,769
              Accrued compensation                                211,003          27,250       3,025,353
              Deferred revenue                                       --          (100,000)           --
                                                             ------------    ------------    ------------

     Net cash used in operating activities                       (338,013)       (129,527)     (7,223,340)
                                                             ------------    ------------    ------------

Cash flows used in investing activities:
     Purchases of furniture and equipment                            (393)         (3,200)       (139,193)
                                                             ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from advances from affiliates, net                     --              --         2,250,800
     Proceeds from loan payable                                      --              --            71,000
     Proceeds from sale of stock and exercise options, net        193,946         300,000       5,178,346
     Costs incurred to register securities                         14,637         (76,973)        (62,336)
     Principal payments on advances from stockholder                 --           (43,500)        (43,500)
                                                             ------------    ------------    ------------

     Net cash provided by financing activities                    208,583         179,527       7,394,310
                                                             ------------    ------------    ------------

Net change in cash and cash equivalents                          (129,823)         46,800          31,777

Cash and cash equivalents, beginning of period                    161,600         114,800            --
                                                             ------------    ------------    ------------

Cash and cash equivalents, end of period                     $     31,777    $    161,600    $     31,777
                                                             ============    ============    ============


Supplemental disclosure of cash flow information:
Cash paid during the period for:
         Interest                                            $       --      $       --      $       --
                                                             ============    ============    ============
         Income taxes                                        $       --      $       --      $       --
                                                             ============    ============    ============


See accompanying notes to consolidated financial statements for a detail of non-cash investing and financing activities.


---------------------------------------------------------------------------------------------------------
                                                                    See independent auditors' reports and
                                                  accompanying notes to consolidated financial statements
                                                                                                     F-14

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Meditech and its 37% owned and controlled subsidiary Viral Research Technologies, Inc. ("Viral" - see Note 3) (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Basis of Presentation
---------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $972,073 during the year ended May 31, 2002 and had a cash balance of approximately $32,000 at May 31, 2002. In addition, at May 31, 2002, the Company's deficit accumulated during the development stage was $16,460,978 and the Company had negative working capital of $7,565,761. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

--------------------------------------------------------------------------------

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Estimates
---------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at May 31, 2002. There can be no assurance, however, that market conditions will not change which could result in impairment on long-lived assets in the future.

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25 (see Note 5).

--------------------------------------------------------------------------------

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Income Taxes
------------

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Fair Value of Financial Instruments
-----------------------------------

The carrying values of certain of the Company's financial instruments as of May 31, 2002, including cash, accounts payable and accrued expenses, and accrued compensation, approximate their respective fair values due to their short-term nature. The fair value of advances from affiliates are not determinable as the transactions are with related parties.

Concentration of Credit Risk
----------------------------

The financial instrument which potentially subjects the Company to concentration of credit risk is cash and cash equivalents. The Company maintains cash and cash equivalents balances at certain high quality financial institutions, and at times such balances may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of May 31, 2002, there were no uninsured portions of cash.

Loss Per Share
--------------

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (966,667 and 1,637,931 shares were considered additional common stock equivalents at May 31, 2002 and 2001, respectively). For the year ended May 31, 2002, the Company incurred a net loss; therefore, basic and diluted loss per share are the same.

Comprehensive Income
--------------------

Comprehensive income is not presented in the Company's consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

Segments of an Enterprise and Related Information
-------------------------------------------------

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying consolidated financial statements.

--------------------------------------------------------------------------------

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

New Accounting Standard
-----------------------

On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS 145, the criteria in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will now be used to classify those gains and losses. Early application of the provisions of SFAS 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS 145 is issued. The Company has elected to adopt SFAS 145 as of the beginning of the current fiscal year.

As a result of the adoption of SFAS 145, the Company reclassified a gain on write-down of accounts payable recognized during the fiscal year 2001 (see Note
9) as other income in the accompanying statements of operations as it did not meet the criteria for treatment as an extraordinary item as provided for in APB Opinion No. 30.

Reclassifications
-----------------

Certain reclassifications have been made to prior year amounts in the consolidated financial statements in order to conform to the current year presentation.

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

On April 30, 1987, pursuant to a merger agreement, VRT was combined with Viral, a Nevada corporation and an inactive public shell, which became the surviving corporation. In the transaction, Viral issued 15,000,000 shares of common stock to the Company and its investor for all outstanding shares of VRT. After the merger, the Company owned 37% of Viral. Viral's Board of Directors is controlled by officers and directors of the Company. Additionally, the companies have the same management team, and Viral is economically dependent on the Company to fund its continuing operations. Therefore, Viral has been consolidated as it is effectively controlled by the Company.

At May 31, 2002, the assets and liabilities of Viral were as follows:

         Assets
               Due from Meditech                         $  400,000
                                                         ----------
                     Total assets                        $  400,000
                                                         ==========

         Liabilities
               Accounts payable                          $    5,000
               Due to Meditech                              129,000
                                                         ----------
                     Total liabilities                      134,000

         Equity                                             266,000
                                                         ----------
                     Total liabilities and equity        $  400,000
                                                         ==========


--------------------------------------------------------------------------------

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

================================================================================


NOTE 3 - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY, continued
----------------------------------------------------------------

Amounts recorded in the minority interest in consolidated subsidiary on the accompanying consolidated balance sheet represent the pro rata portion of Viral's equity attributable to minority stockholders.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases
------

Currently, the Company uses its operating facilities, which are provided by its Chief Executive Officer, without a lease agreement. During the years ended May 31, 2002 and 2001, the Company incurred approximately $12,000 and $15,000, respectively, of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future (see Note 8).

Employment Agreements
---------------------

The Company entered into employment agreements dated February 3, 2000 (amended on May 3, 2001) with two of its officers. The agreements are for a three-year term terminating on March 15, 2003 and provide for a combined base salary of $270,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreements also provide for annual bonus based on certain performance goals and a severance payment based on two years of base salary and bonus, as defined, upon termination without cause or change of control of the Company. Additionally, on August 9, 2001, the Company granted to its officers options to purchase a total of 44,900,000 shares of common stock exercisable at $0.056 per share and vesting immediately on the date of grant. No compensation expense was recognized for the granting of these options as the exercise price was equal to the market price on the date of grant.

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

On May 25, 2001, the Company and INR entered into a definitive licensing agreement, which terminated the letter of intent. Under this licensing agreement the Company assigned its rights and interests in two applications of its proprietary products. In consideration for the assignment, INR agreed to pay a royalty equal to 2% of the gross worldwide sales of each of the products. The term of the royalty is the longer of 10 years or the life of any patent based on the products. The Company has not yet recognized any royalty revenue related to this agreement.

--------------------------------------------------------------------------------

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

================================================================================


NOTE 5 - STOCKHOLDERS' DEFICIT
------------------------------

Preferred Stock
---------------

The Company is authorized to issue 25,000,000 shares of its $0.001 par value preferred stock. The Company has not issued any preferred stock to date.

Common Stock
------------

In October 2000 and February 2001, holders of an aggregate 10,000,000 options exercised their option to purchase common stock for cash of $300,000.

In May 2001, holders of 1,500,000 options exercised their option to purchase common stock for a subscription receivable of $155,000.

In May 2001, the Company exercised a put option pursuant to an investment agreement (see Note 6). Pursuant to the terms of the agreement the Company put 605,055 shares of its common stock to the investor for total proceeds of $48,404, which was received in June 2001. The Company had originally put (and transferred) 1,500,000 shares of its common stock to the investor, but due to certain volume restrictions the investor was obligated to purchase only 605,055 shares. The Company is to receive back 894,945 shares which have not been sold, and has presented these shares as treasury shares with no cost.

During the year ended May 31, 2001, the Company incurred $76,973 of expenses related to registering securities underlying the investment agreement (see Note
6). These expenses have been offset against capital.

In June 2001, the Company exercised a put option pursuant to the investment agreement for 1,157,000 shares of common stock for a subscription receivable of $70,542, which was later collected (see Note 6). The Company had originally put (and transferred) 5,000,000 shares of its common stock to the investor. The Company is to receive back 3,843,000 shares which were not sold due to certain volume restrictions of the investment. The Company has presented these shares as treasury shares with no cost.

In October 2001, the Company issued 250,000 shares of common stock to a consultant for work performed in connection with stock fundraising activities. As a result, no expense was recorded in the accompanying consolidated statements of operations.

In December 2001, the holder of 2,500,000 options exercised his options to purchase common stock for cash of $75,000.

During the year ended May 31, 2002, the Company received a reimbursement of $14,637 from INR, representing certain expenses related to registering securities in fiscal 2001. This reimbursement has been recorded to additional paid-in capital in the accompanying consolidated statements of stockholders' deficit.

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

--------------------------------------------------------------------------------



                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

================================================================================


NOTE 5 - STOCKHOLDERS' DEFICIT, continued
-----------------------------------------

The following summarizes all transactions for the years ended May 31, 2002 and 2001 involving the Company's stock options:

During the year ended May 31, 2001, the Company granted consultants options to purchase 150,000 shares of common stock at an exercise price of $0.13 per share valued at $19,500 (based on the Black-Scholes option pricing model pursuant to SFAS 123). All of these options vested immediately. In accordance with SFAS 123, the Company recorded compensation expense of approximately $19,500 under general and administrative expenses in the accompanying consolidated statement of operations.

During the year ended May 31, 2002, the Company issued options to purchase
3,240,000 shares of its common stock to vendors and consultants of the Company.
The options are exercisable at $0.023 per share for 2,700,000 options, $0.028 per share for 500,000 options, and $0.056 per share for 40,000 options and expire at various dates through May 2012. 500,000 of the options vest based on certain achievement of agreement and marketing criteria, as defined (valued at $15,000 based on the Black-Scholes option pricing model pursuant to SFAS 123, which will be recognized when earned in future periods), and all other options vest immediately. The Company recognized $56,400 as consulting expense under general and administrative expenses in the accompanying consolidated statement of operations related to these options (based on the Black-Scholes option pricing model pursuant to SFAS 123).

During the year ended May 31, 2002, the Company issued options to purchase
47,800,000 shares of common stock to employees and stockholders of the Company, vesting immediately. The options are exercisable at $0.023 per share for 1,200,000 options, $0.028 per share for 1,700,000 options, and $0.056 per share for 44,900,000 options and expire at various dates through May 2012. No compensation expense was recognized as the exercise price at the dates of grant approximated the fair market value of the stock on those dates.

Stock option activity for the years ended May 31, 2002 and 2001, is as follows:

                                                      2002                                   2001
                                          ------------------------------          -----------------------------
                                                               Weighted                               Weighted
                                                               Average                                Average
                                            Options        Exercise Price           Options       Exercise Price
                                          -----------        -----------          -----------       -----------
Outstanding, beginning of year              5,600,000        $      0.14           16,950,000       $      0.08
     Granted                               51,040,000               0.05              150,000              0.13
     Exercised                             (2,500,000)              0.03          (11,500,000)             0.04
                                          -----------        -----------          -----------       -----------

Outstanding, end of year                   54,140,000        $      0.06            5,600,000       $      0.14
                                          ===========        ===========          ===========       ===========

Exercisable, end of year                   53,640,000        $      0.06            5,600,000       $      0.14
                                          ===========        ===========          ===========       ===========

Weighted average fair value of
  options granted                                            $      0.05                            $      0.13
                                                             ===========                            ===========

---------------------------------------------------------------------------------------------------------------

                                                                                                           F-21



                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

================================================================================


NOTE 5 - STOCKHOLDERS' DEFICIT, continued
-----------------------------------------

The following summarizes information about stock options outstanding at May 31, 2002:

                                           Options Outstanding                              Options Exercisable
                        -----------------------------------------------------------    -------------------------------
                                                  Weighted
                                                  Average             Weighted                             Weighted
     Range of              Number of             Remaining             Average          Number of          Average
 Exercise                    Shares             Contractual           Exercise            Shares           Exercise
      Prices              Outstanding           Life (Years)            Price          Exercisable          Price
-------------------     -----------------     -----------------    ----------------    -------------     -------------

 $0.010 - $0.028            3,900,000               9.2              $      0.025          3,400,000       $    0.024
 $0.050 - $0.056           46,990,000               8.9                     0.056         46,990,000            0.056
 $0.130 - $0.210            3,250,000               2.7                     0.206          3,250,000            0.206
                        -------------                                ------------      -------------       ----------

                           54,140,000                                $      0.063         53,640,000       $    0.063
                        =============                                ============      =============       ==========

Pro Forma Stock Option Information
----------------------------------

Pro forma information regarding net (loss) income is required by SFAS 123 and is determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25, as discussed in Note 2. The fair value of these options is estimated at the date of grant based on the Black-Scholes options pricing model (the "Model") with the following assumptions for the years ended May 31, 2002 and 2001, respectively: risk free interest rate of 4.4% and 4.8%; expected dividend yield of 0%; expected life of the options of 5 years; and volatility factor of the expected market price of the Company's common stock of 150% and 190%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense and net
(loss) income had compensation cost for the Company's stock option issues been determined based on fair value on the date of grant consistent with the provisions of SFAS 123 is as follows for the years ended May 31:

                                                         2002            2001
                                                      -----------    -----------

Net (loss) income, as reported                        $  (972,073)   $   562,695

Additional compensation expense under SFAS 123         (1,482,000)          --
                                                      -----------    -----------

Pro forma net (loss) income                           $(2,454,073)   $   562,695
                                                      ===========    ===========

Pro forma net (loss) income per share                 $     (0.02)   $      --
                                                      ===========    ===========

--------------------------------------------------------------------------------

                                                                            F-22

                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

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

During the years ended May 31, 2002 and 2001, the Company exercised put options for 1,157,000 and 605,055 shares for $70,542 and $48,404 in cash, respectively (see Note 5).

NOTE 7 - INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities consisted of the following at May 31, 2002:

         Deferred tax assets:
              Reserve for finance charges                     $      46,000
              Accrued compensation                                1,210,000
              Interest on related party advances                  1,296,000
              Net operating losses                                  861,000
              Valuation allowance                                (3,413,000)
                                                              -------------

                  Net deferred tax asset                      $        --
                                                              =============

The valuation allowance decreased by $265,000 during the year ended May 31, 2002. No current provision for income taxes for the year ended May 31, 2002 and 2001 is required, since the Company incurred net operating losses through May 31, 2002.

As of May 31, 2002, the Company had net operating loss carryforwards of approximately $2,700,000 for federal income tax reporting purposes available to offset future taxable income, which expire through 2017.

--------------------------------------------------------------------------------



                                   MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                   (Development Stage Companies)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For The Period May 4, 1982 (Date of Inception) Through May 31, 2002

================================================================================


NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

Since inception, the Company has received advances from Petro-Med, Inc., an affiliate, to fund its working capital requirements. At May 31, 2002, the Company maintained short-term advances from affiliates of $4,311,648 which are due on demand. Accrued interest is attributed to and included in the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Interest expense on the advances was $369,775, and $338,100 for the years ended May 31, 2002 and 2001, respectively.

The Company maintains its primary place of business in facilities owned by the Chief Executive Officer, for which it is charged rent expense (see Note 4).

NOTE 9 - GAIN ON WRITE-DOWN OF ACCOUNTS PAYABLE
-----------------------------------------------

During fiscal year 2001, the Company recognized a gain on write-down of accounts payable of $1,405,232, since the respective liabilities were no longer enforceable against the Company.

NOTE 10 - EARNINGS PER SHARE
----------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended May 31, 2002 and 2001.

                                                                             2002                 2001
                                                                        -------------        -------------

     Numerator for basic and diluted earning per share:

     Net (loss) income contributed to common stockholders               $    (972,073)       $     562,695
                                                                        =============        =============

     Denominator for basic and diluted earnings per share:
         Weighted average shares (basic)                                $ 151,225,693        $ 140,897,179
         Common stock equivalents                                                --              1,637,931
                                                                        -------------        -------------

         Weighted average shares (dilutive)                             $ 151,225,693        $ 142,535,110
                                                                        =============        =============

     Basic and diluted earnings per share -
         Loss per common share                                          $       (0.01)       $        --
                                                                        =============        =============


----------------------------------------------------------------------------------------------------------

                                                                                                      F-24

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meditech Pharmaceuticals, Inc.





                                            By:  /s/  Gerald N. Kern
                                               --------------------------------
                                                      Gerald N. Kern
                                                      Chairman and
                                                      Chief Executive Officer



Dated: August 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.





/s/  Gerald N. Kern                          Dated:   August 28, 2002
-----------------------------
     Gerald N. Kern, Chairman and
     Chief Executive Officer

/s/  Steven I. Kern                          Dated:   August 28, 2002
-----------------------------
     Steven I. Kern, Director, President,
     Chief Operating Officer and
     Chief Financial Officer

/s/  Cynthia S. Kern                         Dated:   August 28, 2002
-----------------------------
     Cynthia S. Kern, Vice Chairman,
     Director and Secretary

/s/  Harry Hall                              Dated:   August 28, 2002
-----------------------------
     Harry Hall, Director

/s/  Lester F. Goldstein                     Dated:   August 28, 2002
-----------------------------
     Lester F. Goldstein, Director