Form 10QSB
period 2002-08-31
MEDITECH PHARMACEUTICALS INC
filed 2002-10-15
CIK 717588

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended August 31, 2002.

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

     On August 31, 2002, there were 153,085,487 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes     No  x
                                                                     ---    ---

                 MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)



                                      INDEX


                                                                         Page
                                                                         ----
Part I. Financial Information


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets at
            August 31, 2002 (Unaudited) and May 31, 2002                   F-1

          Condensed Consolidated Statements of
            Operations for the three months ended August 31,
            2002 and 2001 (Unaudited)                                      F-2

          Condensed Consolidated Statements of Cash Flows
            for the three months ended August 31, 2002 and
                2001 (Unaudited)                                           F-3

          Notes to Condensed Consolidated Financial Statements       F-4 - F-10


  Item 2. Management's Discussion and Analysis or Plan of Operation       3 - 5

  Item 3. Controls and Procedures                                             5


Part II. Other Information                                                    6




PART I - FINANCIAL INFORMATION

Item 1. Financial Information


                              MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                      (Development Stage Companies)

                                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   August 31,
                                                                    2002                 May 31, 2002
                                                                ------------             ------------
                                                                 (Unaudited)

ASSETS

Current assets:
     Cash and cash equivalents                                  $     25,115             $     31,777
                                                                ------------             ------------
         Total current assets                                         25,115                   31,777
                                                                ------------             ------------

Property and equipment, net                                            1,141                    1,413
Other assets, net                                                      8,639                    8,230
                                                                ------------             ------------

                                                                $     34,895             $     41,420
                                                                ============             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                      $    261,609             $    260,537
     Accrued compensation                                          3,107,103                3,025,353
     Advances from affiliates                                      4,409,389                4,311,648
                                                                ------------             ------------
         Total current liabilities                                 7,778,101                7,597,538
                                                                ------------             ------------

Minority interest in consolidated subsidiary                         191,300                  191,300
                                                                ------------             ------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.001 par value; 25,000,000 shares
       authorized; no shares issued and outstanding                     --                       --
     Common stock, $0.001 par value; 400,000,000
       shares authorized; 153,085,487 and 152,725,487
       shares issued and outstanding at August 31, 2002
       and May 31, 2002, respectively                                153,072                  152,712
     Subscriptions receivable                                       (165,000)                (165,000)
     Additional paid-in capital                                    8,734,488                8,725,848
     Deficit accumulated during the development stage            (16,657,066)             (16,460,978)
                                                                ------------             ------------
         Total stockholders' deficit                              (7,934,506)              (7,747,418)
                                                                ------------             ------------

                                                                $     34,895             $     41,420
                                                                ============             ============








                             The accompanying notes are an integral part
                                    of these financial statements






                                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                         (Development Stage Companies)

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                                            For The Period
                                                                                              May 4, 1982
                                                                                               (Date of
                                                For The Three          For The Three         Inception) to
                                                 Months Ended           Months Ended          August 31,
                                               August 31, 2002        August 31, 2001            2002
                                               ---------------        ---------------        -------------

Revenue                                         $        --            $        --            $     125,000
                                                -------------          -------------          -------------

Operating expenses:
    Research and development                             --                    1,800              1,869,450
    General and administrative                         98,667                162,300             13,370,253
    Aborted stock offering costs                         --                     --                  325,400
                                                -------------          -------------          -------------
         Total operating expenses                      98,667                164,100             15,565,103
                                                -------------          -------------          -------------

Loss before other income (expense)                    (98,667)              (164,100)           (15,440,103)
                                                -------------          -------------          -------------

Other income (expense):
    Interest expense                                  (97,741)               (89,400)            (3,339,416)
    Interest income                                       108                  1,600                305,597
    Other income, net                                     212                   --                   81,824
    Gain on write-down of accounts payable               --                     --                1,405,232
                                                -------------          -------------          -------------

      Total other income (expense)                    (97,421)               (87,800)            (1,546,763)
                                                -------------          -------------          -------------

Loss before minority interest                        (196,088)              (251,900)           (16,986,866)

Minority interest                                        --                     --                  329,800
                                                -------------          -------------          -------------

Net loss                                        $    (196,088)         $    (251,900)         $ (16,657,066)
                                                =============          =============          =============

Net loss available to common stockholders
 per common share                               $       (0.00)         $       (0.00)
                                                =============          =============

Basic and diluted weighted average shares
 outstanding                                      153,018,234          $ 149,657,630
                                                =============          =============
















                                 The accompanying notes are an integral part
                                        of these financial statements





                                        MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                (Development Stage Companies)

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)



                                                                                                       For The Period
                                                                                                       May 4, 1982
                                                          For The Three          For The Three           (Date of
                                                           Months Ended          Months Ended          Inception) to
                                                            August 31,            August 31,            August 31,
                                                              2002                  2001                   2002
                                                          --------------         -------------         ------------


Cash flows from operating activities:
    Net loss                                               $   (196,088)         $   (251,900)         $(16,657,066)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                337                   200               139,027
       Warrants and options issued to employees,
        vendors and consultants                                    --                    --                 851,000
       Minority interest in losses of subsidiary                   --                    --                (329,800)
       Stock issued to employees, vendors and
        consultants                                                --                    --               1,667,300
       Contributed services                                        --                    --                 463,050
       Accrued interest on advances from affiliates              97,741                89,300             3,339,389
       Gain on write-down of accounts payable                      --                    --              (1,405,232)
       Changes in operating assets and liabilities:
           Other assets                                            (474)              (38,500)               (9,614)
           Accounts payable and accrued expenses                  1,072                26,700             1,595,841
           Accrued compensation                                  81,750                81,800             3,107,103
                                                           ------------          ------------          ------------

    Net cash used in operating activities                       (15,662)              (92,400)           (7,239,002)
                                                           ------------          ------------          ------------

Cash flows used in investing activities:
    Purchases of property and equipment                            --                    --                (139,193)
                                                           ------------          ------------          ------------

Cash flows from financing activities:
    Proceeds from advances from affiliates, net                    --                    --               2,250,800
    Proceeds from loan payable                                     --                    --                  71,000
    Proceeds from sale of stock and exercise of -
     options, net                                                 9,000                48,400             5,187,346
    Costs incurred to register securities                          --                  14,700               (62,336)
    Principal payments on advances from stockholder                --                    --                 (43,500)
                                                           ------------          ------------          ------------

    Net cash provided by financing activities                     9,000                63,100             7,403,310
                                                           ------------          ------------          ------------

Net change in cash and cash equivalents                          (6,662)              (29,300)               25,115

Cash and cash equivalents, beginning of period                   31,777               161,600                  --
                                                           ------------          ------------          ------------

Cash and cash equivalents, end of period                   $     25,115          $    132,300          $     25,115
                                                           ============          ============          ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest                                            $       --            $       --            $       --
                                                           ============          ============          ============
       Income taxes                                        $       --            $       --            $       --
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

                           August 31, 2002 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three months ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year ending May 31, 2003.

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

                           August 31, 2002 (Unaudited)


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

Going Concern
-------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $196,088 during the three months ended August 31, 2002 and $972,073 during the year ended May 31, 2002. In addition, at August 31, 2002, the Company had an accumulated deficit of $16,657,066, and had negative working capital of $7,752,986. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty that might be necessary if the Company is unable to continue as a going concern.

Estimates
---------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of deferred tax assets. Actual results could differ from those estimates.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           August 31, 2002 (Unaudited)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at August 31, 2002. There can be no assurance, however, that market conditions will not change or demands for the Company's products will continue which could result in impairment on long-lived assets in the future.

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

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," as amended. Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma annual disclosures of net income (loss) and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           August 31, 2002 (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Loss Per Share
--------------

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. 346,152 and 1,147,166 shares were considered additional common stock equivalents at August 31, 2002 and 2001, respectively. For the three months ended August 31, 2002 and 2001, the Company incurred net losses; therefore, potential common shares are ignored as their effect would be anti-dilutive.

Segments of an Enterprise and Related Information
-------------------------------------------------

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying condensed consolidated financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to prior period amounts in the consolidated financial statements in order for them to conform to the current period presentation.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           August 31, 2002 (Unaudited)


NOTE 3 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases
------

Currently, the Company uses its operating facilities, which are provided by its Chief Executive Officer, without a lease agreement. During the three months ended August 31, 2002, and the year ended May 31, 2002, the Company incurred approximately $3,000 and $12,000, respectively, of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future.

Employment Agreements
---------------------

The Company entered into employment agreements dated February 3, 2000 (amended on May 3, 2001) with two of its officers. The agreements are for a three-year term terminating on March 15, 2003 and provide for a combined base salary of $270,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreements also provide for annual bonuses based on certain performance goals and a severance payment based on two years of base salary and bonus, as defined, upon termination without cause or change of control of the Company. Additionally, on August 9, 2001, the Company granted to its officers options to purchase a total of 44,900,000 shares of common stock exercisable at $0.056 per share and vesting immediately on the date of grant. No compensation expense was recognized for the granting of these options as the exercise price was equal to the market price on the date of grant.

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

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           August 31, 2002 (Unaudited)



NOTE 3 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

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

NOTE 4 - STOCKHOLDERS' DEFICIT
------------------------------

During the three months ended August 31, 2002, the Company issued 360,000 shares of restricted common stock to a third party for cash proceeds of $9,000.

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

Under the agreement, in order to invoke a put right, the Company must provide Swartz with at least 10 but not more than 20 business days advance notice of the date on which the Company intends to exercise a put right and must indicate the number of shares of common stock the Company intends to sell to Swartz. The Company may also designate a maximum dollar amount of common stock (not to exceed $2,000,000), which the Company will sell to Swartz during the put and/or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of shares of common stock sold to Swartz in a put may not exceed the lesser of (i) 1,500,000 shares; (ii) 15% of the aggregate daily reported trading volume of the Company's common shares, excluding certain block trades, during the 20 business days after the date of a put notice, with certain restrictions; (iii) 15% of the aggregate daily reported trading volume of the Company's common shares during the 20 business days before the put date, excluding certain block trades; or (iv) a number of shares that, when added to the number of shares acquired by Swartz under the investment agreement during the 31 days preceding the put date, would exceed 9.99% of the total number of shares of common stock outstanding.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           August 31, 2002 (Unaudited)



NOTE 5 - INVESTMENT AGREEMENT, continued
----------------------------------------

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

During the year ended May 31, 2002, the Company exercised a put option pursuant to the investment agreement for 1,157,000 shares of its common stock for total cash proceeds of $70,542. The Company had originally put (and transferred) 5,000,000 shares of its common stock to the investor. The Company is to receive back 3,843,000 shares which were not sold due to certain volume restrictions of the investment. The Company has presented these shares as treasury shares with no cost.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the three months ended August 31, 2002, the Company accrued $3,000 of rent payable to the Chief Executive Officer in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

Since inception, the Company has received advances from Petro-Med, Inc., an affiliate, to fund its working capital requirements. At August 31, 2002, the Company maintained short-term advances from affiliates of $4,409,389 which are due on demand. Accrued interest is attributed to and included in the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Interest expense on the advances was $97,741 and $89,400 for the three months ended August 31, 2002 and 2001, respectively.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

On September 12, 2002, the Company entered into Memorandum of Understanding ("MOU") under which the Company formed a new company, P&P Research, Inc. ("Newco"). Pursuant to the terms of MOU, Newco will issue 1,157,890 shares of common stock to the Company (representing a 5% interest in Newco) and 22,000,000 shares of common stock to acquire the assets of P&P Research, Inc., a Korean company ("P&P"). The Company will set up a dividend trust for purposes of distributing such shares to the Company's shareholders. All fees incurred in connection with the filing and formation of Newco were paid by P&P. The Company and Newco also entered into a business consulting agreement pursuant to which the Company will provide consulting services to Newco for a fee of $25,000 per month for a term of not less than three months.

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

Our development activities since inception (May 4, 1982) have included efforts to secure financing, create a management and business structure, and develop and test Viraplex(R) and MTCH-24(TM) for release as both over-the-counter ("OTC") and ethical products. These activities have produced very little in operating revenues.

Since we became a public company, our operations have related primarily to research and development, securing our patents, initiating and continuing clinical tests, recruiting personnel and raising capital. In 1987, we halted testing of our products and significantly reduced our research and development efforts due to a lack of funding. From 1987 through late-1999, we had very limited operations, and conducted minimal research and development in order to keep our existing projects active. During our period of inactivity, most of the costs incurred by the Company related to general and administrative expenses, primarily executive compensation which was accrued but not paid and stock-based compensation, and other minimal operating costs to keep the Company and its products afloat pending a financing. In late-1999, in anticipation of our financing arrangement with Swartz Private Equity, LLC "Swartz"), we gradually restarted research and development efforts and minimal testing of our products. Through August 31, 2002, we have derived our revenues from the sale of a license option to Immune Network Research, Ltd. ("INR") to develop and market our patented products.

GOING CONCERN

Our condensed consolidated financial statements for the three months ended August 31, 2002 and the fiscal year ended May 31, 2002 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our condensed consolidated financial statements, we experienced a loss of $196,088 during the three months ended August 31, 2002, had a cash balance of $25,115, and an accumulated deficit of $16,657,066 as of August 31, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We must raise additional funds in order to actively reinstate our research and development efforts, to complete existing product testing, which was suspended in 1987, or commence new testing on such product, and to conduct additional testing on our products. We intend to obtain the necessary financing through our Investment Agreement with Swartz. There can be no assurance that we will be successful in raising from Swartz sufficient additional capital in order to continue and complete our research and development and testing. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain such additional financing, there would be a material adverse effect on our business, financial position, and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient capital to meet our obligations on a timely basis, and to continue and complete our research and development and testing efforts. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

Revenues
--------

There were no revenues for the three months ended August 31, 2002 and 2001.

Operating Expenses
------------------

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

Research and Development Costs
------------------------------

We incurred research and development costs of $0 for the three months ended August 31, 2002 as compared with $1,800 for the three months ended August 31, 2001.

General and Administrative Expenses
-----------------------------------

Direct costs were $98,667 for the three months ended August 31, 2002, as compared with $162,300 for the three months ended August 31, 2001. The decrease was primarily due to additional legal and accounting expenses recognized during the three months ended August 31, 2001.

Interest Expense
----------------

Interest expense was $97,741 for the three months ended August 31, 2002 as compared to $89,400 for the three months ended August 31, 2001. This increase was due to the additional interest on accrued debt. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. The Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss
--------

Net loss was $196,088 for the three months ended August 31, 2002 as compared to $251,900 for the three months ended August 31, 2001. The decrease in net loss was due to the decrease in legal and accounting expenses during the three months ended August 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

Our cash and cash equivalents were $25,115 at August 31, 2002 (down from $31,777 at May 31, 2002). This decrease was due to a lack of cash in flow from contributed capital.

Net cash used in operations in the fiscal 2003 period was $15,662 compared to $92,400 in the fiscal 2002 period. More cash was used in operations in the 2002 fiscal period for payment of legal and accounting expenses.

There was no cash used or provided by investing activities in the fiscal 2003 and 2002 period.

Net cash provided by financing activities in the fiscal 2003 period was $9,000 compared to $63,100 in the fiscal 2002 period. The decrease of $54,100 is due to cash received on collection of subscriptions receivable (sale of common stock) of $48,400 and $14,700 of reimbursed securities registration fees in the fiscal 2002 period, partially offset by proceeds of $9,000 from sale of common stock in the fiscal 2003 period.

On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC which was amended and restated on February 15, 2001. The investment agreement entitles us to issue and sell our common shares to Swartz for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that this registration statement became effective, which was May 4, 2001. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. The agreement is for a three-year period ending June 30, 2003. Through August 31, 2002, we have received $118,946 from Swartz under this agreement.

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


Item 3. Controls and Procedures

As of October 1, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of October 1, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 1, 2002.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     Not applicable.

Item 2. Change in Securities

     During the three months ended August 31, 2002, we issued 360,000 shares of restricted common stock to an outside individual for cash proceeds of $9,000.

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

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

99.1     Certification of Chief Executive Officer.

99.2     Certification of Chief Financial Officer.

Form 8-Ks filed under Item 5 - Other Events

     On September 16, 2002, Meditech Pharmaceuticals, Inc., ("Meditech") filed a report on Form 8-K relating to a press release it issued to announce that it entered into a binding memorandum of understanding with P&P Research of Seoul, South Korea, ("P&P Research") under which Agreement Meditech will, amongst other matters, assist P&P Research with the formation of a new corporation in the state of California and act as a consultant to this new corporation.




Signature(s)



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meditech Pharmaceuticals, Inc.
(Registrant)


By: /s/ Steven Kern                           October 10, 2002
-------------------                           ----------------------
Steven Kern, Chief Financial Officer

           CERTIFICATION BY CHIEF EXECUTIVE OFFICER UNDER SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Meditech Pharmaceuticals, Inc. on Form 10-QSB for the quarter ending August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Gerald N. Kern, Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     1. I have reviewed this quarterly report on Form 10-QSB of Meditech Pharmaceuticals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          Date: October 15, 2002


                                          /s/  Gerald N. Kern
                                          --------------------------------------
                                               Gerald N. Kern
                                               Chief Executive Officer

           CERTIFICATION BY CHIEF FINANCIAL OFFICER UNDER SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Meditech Pharmaceuticals, Inc. on Form 10-QSB for the quarter ending August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Steven Kern, Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     1. I have reviewed this quarterly report on Form 10-QSB of Meditech Pharmaceuticals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             Date: October 15, 2002


                                            /s/  Steven Kern
                                            ---------------------------
                                                 Steven Kern
                                                 Chief Financial Officer