Form 10QSB
period 2002-11-30
MEDITECH PHARMACEUTICALS INC
filed 2003-01-14
CIK 717588

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended November 30, 2002.

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

     On November 30, 2002, there were 153,085,487 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes     No  x
                                                                     ---    ---

                 MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)



                                      INDEX


                                                                            Page
                                                                            ----
Part I. Financial Information


     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets at
               November 30, 2002 (Unaudited) and May 31, 2002               F-1

             Condensed Consolidated Statements of
               Operations for the three and six months ended
                   November 30, 2002 and 2001 (Unaudited)                   F-2

             Condensed Consolidated Statements of Cash Flows
               for the six months ended November 30,
                   2002 and 2001 (Unaudited)                                F-3

             Notes to Condensed Consolidated Financial Statements    F-4 - F-10


     Item 2. Management's Discussion and Analysis or Plan of Operation    3 - 6

     Item 3. Controls and Procedures                                          6

Part II. Other Information                                                    7




PART I - FINANCIAL INFORMATION

Item 1. Financial Information


                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                              (Development Stage Companies)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            November 30,
                                                                2002        May 31, 2002
                                                           -------------    ------------
                                                             (Unaudited)

ASSETS

Current assets:
     Cash and cash equivalents                              $     12,684    $     31,777
                                                            ------------    ------------
         Total current assets                                     12,684          31.777
                                                            ------------    ------------

Property and equipment, net                                          868           1,413
Other assets, net                                                 10,276           8,230
                                                            ------------    ------------

                                                            $     23,828    $     41,420
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                  $    261,390    $    260,537
     Accrued compensation                                      3,158,853       3,025,353
     Advances from affiliates                                  4,509,346       4,311,648
                                                            ------------    ------------
         Total current liabilities                             7,929,589       7,597,538
                                                            ------------    ------------

Minority interest in consolidated subsidiary                     191,300         191,300
                                                            ------------    ------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.001 par value; 25,000,000 shares
       authorized; no shares issued and outstanding                 --              --
     Common stock, $0.001 par value; 400,000,000
       shares authorized; 153,085,487 and 152,725,487
       shares issued and outstanding at November 30, 2002
       and May 31, 2002, respectively                            153,072         152,712
     Subscriptions receivable                                   (165,000)       (165,000)
     Additional paid-in capital                                8,734,488       8,725,848
     Deficit accumulated during the development stage        (16,819,621)    (16,460,978)
                                                            ------------    ------------
         Total stockholders' deficit                          (8,097,061)     (7,747,418)
                                                            ------------    ------------

                                                            $     23,828    $     41,420
                                                            ============    ============








                       The accompanying notes are an integral part
                              of these financial statements





                                           MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                    (Development Stage Companies)

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)




                                                                                                                    For The
                                                 For The           For The        For The          For The       Period May 4,
                                              Three Months       Three Months    Six Months       Six Months     1982 (Date of
                                                 Ended              Ended          Ended            Ended         Inception) to
                                              November 30,       November 30,    November 30,     November 30,    November 30,
                                                  2002              2001            2002             2001              2002
                                              --------------   -------------    -------------    -------------    -------------

Revenue                                       $        --      $        --      $        --      $        --      $     125,000
                                              -------------    -------------    -------------    -------------    -------------

Operating expenses:
    Research and development                           --             21,600             --             23,400        1,869,450
    General and administrative                       89,487          125,467          188,154          287,767       13,459,740
    Aborted stock offering costs                       --               --               --               --            325,400
                                              -------------    -------------    -------------    -------------    -------------
                                                     89,487          147,067          188,154          311,167       15,654,590
                                              -------------    -------------    -------------    -------------    -------------

Loss before other income (expense)                  (89,487)        (147,067)        (188,154)        (311,167)     (15,529,590)
                                              -------------    -------------    -------------    -------------    -------------

Other income (expense):
    Interest expense                                (99,957)         (91,344)        (197,698)        (180,744)      (3,439,374)
    Interest income                                      58              883              166            2,483          305,656
    Other income, net                                26,831            5,742           27,043            5,742          108,655
    Gain on write-down of accounts payable             --               --               --               --          1,405,232
                                              -------------    -------------    -------------    -------------    -------------

      Total other income (expense)                  (73,068)         (84,719)        (170,489)        (172,519)      (1,619,831)
                                              -------------    -------------    -------------    -------------    -------------

Loss before minority interest                      (162,555)        (231,786)        (358,643)        (483,686)     (17,149,421)

Minority interest                                      --               --               --               --            329,800
                                              -------------    -------------    -------------    -------------    -------------

Net loss                                      $    (162,555)   $    (231,786)   $    (358,643)   $    (483,686)   $ (16,819,621)
                                              =============    =============    =============    =============    =============

Net loss available to common stockholders
 per common share                             $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                              =============    =============    =============    =============

Basic and diluted weighted average
 shares outstanding                             153,085,487      150,019,931      153,051,861      149,843,936
                                              =============    =============    =============    =============




















                                              The accompanying notes are an integral part
                                                     of these financial statements






                                        MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                 (Development Stage Companies)

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)



                                                                                                            For The Period
                                                                                                             May 4, 1982
                                                                For The Six          For The Six              (Date of
                                                                Months Ended         Months Ended           Inception) to
                                                                November 30,         November 31,            November 30,
                                                                    2002                 2001                    2002
                                                                ------------          -------------         -------------

Cash flows from operating activities:
    Net loss                                                    $   (358,643)         $   (483,686)         $(16,819,621)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                     673                   534               139,363
       Warrants and options issued to employees,
        vendors and consultants                                         --                   6,400               851,000
       Minority interest in losses of subsidiary                        --                    --                (329,800)
       Stock issued to employees, vendors and
        consultants                                                     --                    --               1,667,300
       Contributed services                                             --                    --                 463,050
       Accrued interest on advances from affiliates                  197,698               180,716             3,439,346
       Gain on write-down of accounts payable                           --                    --              (1,405,232)
       Changes in operating assets and liabilities:
           Other assets                                               (2,174)              (60,563)              (11,314)
           Accounts payable and accrued expenses                         853                (9,732)            1,595,622
           Accrued compensation                                      133,500               163,503             3,158,853
                                                                ------------          ------------          ------------

    Net cash used in operating activities                            (28,093)             (202,828)           (7,251,433)
                                                                ------------          ------------          ------------

Cash flows used in investing activities:
    Purchases of property and equipment                                 --                    (393)             (139,193)
                                                                ------------          ------------          ------------

Cash flows from financing activities:
    Proceeds from advances from affiliates, net                         --                    --               2,250,800
    Proceeds from loan payable                                          --                    --                  71,000
    Proceeds from sale of stock and exercise of -
     options, net                                                      9,000               118,946             5,187,346
    Costs incurred to register securities                               --                  14,637               (62,336)
    Principal payments on advances from stockholder                     --                    --                 (43,500)
                                                                ------------          ------------          ------------

    Net cash provided by financing activities                          9,000               133,583             7,403,310
                                                                ------------          ------------          ------------

Net change in cash and cash equivalents                              (19,093)              (69,638)               12,684

Cash and cash equivalents, beginning of period                        31,777               161,600                  --
                                                                ------------          ------------          ------------

Cash and cash equivalents, end of period                        $     12,684          $     91,962          $     12,684
                                                                ============          ============          ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                                 $       --            $       --            $       --
                                                                ============          ============          ============
       Income taxes                                             $       --            $       --            $       --
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

                          November 30, 2002 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three and six months ended November 30, 2002 are not necessarily indicative of the results to be expected for the full year ending May 31, 2003.

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

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          November 30, 2002 (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Going Concern
-------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $358,643 during the six months ended November 30, 2002 and $972,073 during the year ended May 31, 2002. In addition, at November 30, 2002, the Company's deficit accumulated during the development stage was $16,819,621, and the Company had negative working capital of $7,916,905. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty that might be necessary if the Company is unable to continue as a going concern.

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

                          November 30, 2002 (Unaudited)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at November 30, 2002. There can be no assurance, however, that market conditions will not change or demands for the Company's products will continue which could result in impairment on long-lived assets in the future.

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

                          November 30, 2002 (Unaudited)


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

Loss Per Share
--------------

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. 292,000 and 7,853,995 shares were considered additional common stock equivalents at November 30, 2002 and 2001, respectively. For the three and six months ended November 30, 2002 and 2001, the Company incurred net losses; therefore, potential common shares are ignored as their effect would be anti-dilutive.

Segments of an Enterprise and Related Information
-------------------------------------------------

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying condensed consolidated financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to prior period amounts in the condensed consolidated financial statements in order for them to conform to the current period presentation. These reclassifications have no effect on previously reported net loss or stockholders' deficit.

Leases
------

Currently, the Company uses its operating facilities, which are provided by its Chief Executive Officer, without a lease agreement. During the six months ended November 30, 2002, and the year ended May 31, 2002, the Company incurred approximately $6,000 and $12,000, respectively, of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          November 30, 2002 (Unaudited)


NOTE 3 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

                          November 30, 2002 (Unaudited)



NOTE 4 - STOCKHOLDERS' DEFICIT
------------------------------

During the six months ended November 30, 2002, the Company issued 360,000 shares of restricted common stock to a third party for cash proceeds of $9,000.

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

During the year ended May 31, 2002, the Company exercised a put option pursuant to the investment agreement for 1,157,000 shares of its common stock for total cash proceeds of $70,542. The Company had originally put (and transferred) 5,000,000 shares of its common stock to the investor. The Company is to receive back 3,843,000 shares which were not sold due to certain volume restrictions of the investment. The Company has presented these shares as treasury shares with no cost. For the six months ended November 30, 2002, no activity has occurred under this agreement.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          November 30, 2002 (Unaudited)



NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the six months ended November 30, 2002, the Company paid $6,000 of rent expense to the Chief Executive Officer.

Since inception, the Company has received advances from Petro-Med, Inc., an affiliate, to fund its working capital requirements. At November 30, 2002, the Company maintained short-term advances from affiliates of $4,509,346 which are due on demand. Accrued interest is attributed to and included in the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Interest expense on the advances was $197,699 and $180,744 for the six months ended November 30, 2002 and 2001, respectively.

On September 12, 2002, the Company entered into a Memorandum of Understanding ("MOU") under which the Company formed a new company, P&P Research, Inc. ("Newco"). Pursuant to the terms of the MOU, Newco will issue 1,157,890 shares of common stock to the Company (representing a 5% interest in Newco) and 22,000,000 shares of common stock to acquire the assets of P&P Research, Inc., a Korean company ("P&P"). The Company will set up a dividend trust for purposes of distributing such shares to the Company's shareholders. All fees incurred in connection with the filing and formation of Newco were paid by P&P. The Company and Newco also entered into a business consulting agreement pursuant to which the Company will provide consulting services to Newco for a fee of $25,000 per month for a term of not less than three months. As of November 30, 2002, the Company recorded other income of $25,000 for the consulting services payment received; however, no shares have yet been issued by Newco.

As of November 30, 2002, P&P was in default in the amount of $50,000.00 on their payments to Meditech. Further, they had not filed the SB-2 by the dates required for the issuance of shares to Meditech shareholders. P&P has notified Meditech that they do not wish to move forward with the terms of the agreement. Meditech's counsel is in communication with P&P's counsel in an effort to collect the monies due Meditech under the agreement. The original agreement provided that if the SB-2 was not filed on time by P&P that the issuance of shares to the Meditech shareholders would not occur.

As the collection of the remaining consulting fees from Newco is not certain and P&P is in default of other provisions of the agreement, the Company has not recorded any receivables in the accompanying condensed consolidated financial statements nor reflected any transaction related to the formation of Newco or receipt/issuance of Newco shares.


NOTE 7 - SUBSEQUENT EVENT
-------------------------

In December 2002, the Company issued options to purchase 2,250,000 shares of its common stock to employees and stockholders, and 1,250,000 shares to consultants of the Company, vesting immediately. The exercise price for each option is the closing price of the Company's common stock the date of grant and will expire in December 2007. Pursuant to SFAS No. 123, the Company will record consulting expense of approximately $13,000 for the options issued to consultants.

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

Since we became a public company, our operations have related primarily to research and development, securing our patents, initiating and continuing clinical tests, recruiting personnel and raising capital. In 1987, we halted testing of our products and significantly reduced our research and development efforts due to a lack of funding. From 1987 through late-1999, we had very limited operations, and conducted minimal research and development in order to keep our existing projects active. During our period of inactivity, most of the costs incurred by the Company related to general and administrative expenses, primarily executive compensation which was accrued but not paid and stock-based compensation, and other minimal operating costs to keep the Company and its products afloat pending a financing. In late-1999, in anticipation of our financing arrangement with Swartz Private Equity, LLC "Swartz"), we gradually restarted research and development efforts and minimal testing of our products. Through November 30, 2002, we have derived our revenues from the sale of a license option to Immune Network Research, Ltd. ("INR") to develop and market our patented products.

GOING CONCERN

Our condensed consolidated financial statements for the six months ended November 30, 2002 and the fiscal year ended May 31, 2002 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our condensed consolidated financial statements, we experienced a loss of $358,643 during the six months ended November 30, 2002, had a cash balance of $12,684, and a deficit accumulated during the development stage of $16,819,621 as of November 30, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001

Revenues
--------

There were no revenues for the three months ended November 30, 2002 and 2001.

Research and Development Costs
------------------------------

Research and development consists of laboratory expenses, consulting expenses, test expenses, clinical and research salaries, and other costs associated with the development of products not yet being marketed.

We incurred research and development costs of $0 for the three months ended November 30, 2002 as compared with $21,600 for the three months ended November 30, 2001. The costs incurred during the three months ended November 30, 2001 were due to additional testing done on potential product offerings.

General and Administrative Expenses
-----------------------------------

General and administrative expenses include the salaries and benefit costs of management and other non-manufacturing employees, sales and marketing expenses, rent, accounting, legal and operational costs. Personnel compensation, professional fees, and facilities costs represent a substantial portion of our operating expenses and are relatively fixed in advance of each quarter.

Total general and administrative expenses were $89,487 for the three months ended November 30, 2002, as compared with $125,467 for the three months ended November 30, 2001. The decrease was primarily due to additional salaries, legal, travel and consulting expenses recognized during the three months ended November 30, 2001.

Interest Expense
----------------

Interest expense was $99,958 for the three months ended November 30, 2002, as compared to $91,344 for the three months ended November 30, 2001. This increase was due to the additional interest on accrued debt. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. The Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Other Income
------------

Other income was $26,831 for the three months ended November 30, 2002, as compared to $5,742 for the three months ended November 30, 2001. This increase was mainly due to $25,000 of consulting services payment received during the three months ended November 30, 2002.

Net Loss
--------

As a result of the above, net loss was $162,555 for the three months ended November 30, 2002, as compared to $231,786 for the three months ended November 30, 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

Revenues
--------

There were no revenues for the six months ended November 30, 2002 nor were there any for the six months ended November 30, 2001.

Research and Development
------------------------

Research and development consists of laboratory expenses, consulting expenses, tests expenses, clinical and research salaries, and other costs associated with the development of products not yet being marketed.

We incurred research and development costs of $0 for the six months ended November 30, 2002 as compared with $23,400 for the six months ended November 30, 2001. The costs incurred during the six months ended November 30, 2001 were due to additional testing done on potential product offerings.

General and Administrative Expenses
-----------------------------------

General and administrative expenses include the salaries and benefits costs of management and other non-manufacturing employees, sales and marketing expenses, rent, accounting, legal and operational costs. Personnel compensation, professional fees, and facilities costs represent a substantial portion of our operating expenses and are relatively fixed in advance of each quarter.

General and administrative expenses were $188,154 for the six months ended November 30, 2002, as compared with $287,767 for the six months ended November 30, 2001. The decrease was primarily due to additional salaries, legal, travel and consulting expenses recognized during the six months ended November 30, 2001.

Interest Expense
----------------

Interest expense was $197,699 for the six months ended November 30, 2002, as compared to $180,744 for the six months ended November 30, 2001. This increase was due to the additional interest on accrued debt. This interest is accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. The Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Other Income
------------

Other income was $27,043 for the six months ended November 30, 2002, as compared to $5,742 for the six months ended November 30, 2001. This increase was mainly due to $25,000 of consulting services payment received during the six months ended November 30, 2002.

Net Loss
--------

As a result of the above, net loss was $358,643 for the six months ended November 30, 2002, as compared to $483,686 for the six months ended November 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

Our cash and cash equivalents were $12,684 at November 30, 2002 (down from $31,777 at May 31, 2002). This decrease was due to a lack of cash in flow from contributed capital.

Net cash used in operations in the fiscal 2003 period was $28,093 as compared to $202,828 in the fiscal 2002 period, mainly due to a reduction in net loss as described above.

There was no cash used or provided by investing activities in the fiscal 2003 as compared to $393 in the 2002 fiscal period.

Net cash provided by financing activities in the fiscal 2003 period was $9,000 compared to $133,583 in the fiscal 2002 period. The decrease of $124,583 is due to cash received on collection of subscriptions receivable (sale of common stock) of $118,946 and $14,700 of reimbursed securities registration fees in the fiscal 2002 period, partially offset by proceeds of $9,000 from sale of common stock in the fiscal 2003 period.

On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC which was amended and restated on February 15, 2001. The investment agreement entitles us to issue and sell our common shares to Swartz for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that this registration statement became effective, which was May 4, 2001. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. The agreement is for a three-year period ending June 30, 2003. Through November 30, 2002, we have received $118,946 from Swartz under this agreement.

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

Item 3. Controls and Proceedings

As of November 15, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of that date. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to November 15, 2002.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     Not applicable.

Item 2. Change in Securities

       During the six months ended November 30, 2002, we issued 360,000 shares of restricted common stock to an outside individual for cash proceeds of $9,000.

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

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are included herein:

                  99.1 Certification of Chief Executive Officer

                  99.2 Certification of Chief Financial Officer


Form 8-Ks filed under Item 5 - Other Events

On September 16, 2002, Meditech Pharmaceuticals, Inc., ("Meditech") filed a report on Form 8-K relating to a press release it issued to announce that it entered into a binding memorandum of understanding with P&P Research of Seoul, South Korea ("P&P Research"), under which Agreement Meditech will, amongst other matters, assist P&P Research with the formation of a new corporation in the state of California and act as a consultant to this new corporation.



Signature(s)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meditech Pharmaceuticals, Inc.
(Registrant)



By: /s/ Gerald Kern                                 January 14, 2003
-------------------                                 ----------------
Gerald Kern, Chief Executive Officer

           CERTIFICATION BY CHIEF EXECUTIVE OFFICER UNDER SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Meditech Pharmaceuticals, Inc. on Form 10-QSB for the quarter ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Gerald N. Kern, Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have received this quarterly report on Form 10-QSB of Meditech Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:  January 14, 2003


/s/ Gerald N. Kern
-----------------------
Gerald N. Kern
Chief Executive Officer

           CERTIFICATION BY CHIEF FINANCIAL OFFICER UNDER SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Meditech Pharmaceuticals, Inc. on Form 10-QSB for the quarter ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Steven Kern, Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have received this quarterly report on Form 10-QSB of Meditech Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:  January 14, 2003


/s/ Steven Kern
----------------------------------
Steven Kern
Chief Financial Officer