Form 10QSB
period 2003-02-28
MEDITECH PHARMACEUTICALS INC
filed 2003-04-11
CIK 717588

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended February 28, 2003.

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

     On April 09, 2003, there were 158,585,487 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes     No  x
                                                                     ---    ---

                 MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)



                                      INDEX


                                                                     Page
                                                                     ----
Part I. Financial Information


     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets at
               February 28, 2003 (Unaudited) and May 31, 2002         F-1

             Condensed Consolidated Statements of
               Operations for the three and nine months ended
                   February 28, 2003 and 2002 (Unaudited)             F-2

             Condensed Consolidated Statements of Cash Flows
               for the nine months ended February 28, 2003
                   and 2002 (Unaudited)                               F-3

             Notes to Condensed Consolidated Financial Statements     F-4 - F-11


     Item 2. Management's Discussion and Analysis or Plan of
             Operation                                                3 - 6

     Item 3. Controls and Procedures                                  7

Part II. Other Information                                            7



PART I - FINANCIAL INFORMATION

Item 1. Financial Information


                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)

                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              November 30,
                                                                  2002        May 31, 2002
                                                              ------------    ------------
                                                              (Unaudited)

ASSETS

Current assets:
     Cash and cash equivalents                                $     20,418    $     31,777
     Prepaid expenses                                                9,000            --
                                                              ------------    ------------
         Total current assets                                       29,418          31,777
                                                              ------------    ------------

Property and equipment, net                                            595           1,413
Other assets, net                                                   17,886           8,230
                                                              ------------    ------------

                                                              $     47,899    $     41,420
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                    $    285,018    $    260,537
     Accrued compensation                                        3,350,603       3,165,353
     Advances from affiliates                                    4,529,346       4,311,648
                                                              ------------    ------------
         Total current liabilities                               8,164,967       7,737,538
                                                              ------------    ------------

Minority interest in consolidated subsidiary                       191,300         191,300
                                                              ------------    ------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.001 par value; 25,000,000 shares
       authorized; no shares issued and outstanding                   --              --
     Common stock, $0.001 par value; 400,000,000
       shares authorized; 158,585,487 and 152,725,487
       shares issued and outstanding at February 28, 2003
       and May 31, 2002, respectively                              158,572         152,712
     Subscriptions receivable                                     (175,000)       (165,000)
     Additional paid-in capital                                  8,816,488       8,725,848
     Notes receivable from shareholders                           (140,000)       (140,000)
     Deficit accumulated during the development stage          (16,968,428)    (16,460,978)
                                                              ------------    ------------
         Total stockholders' deficit                            (8,308,368)     (7,887,418)
                                                              ------------    ------------

                                                              $     47,899    $     41,420
                                                              ============    ============


                        The accompanying notes are an integral part
                               of these financial statements

                                            F-1



                                         MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                                 (Development Stage Companies)

                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)





                                                For The          For The         For The          For The           For The
                                              Three Months        Three           Nine             Nine          Period May 4,
                                                 Ended            Months          Months           Months        1982 (Date of
                                              February 28,        Ended           Ended            Ended         Inception) to
                                                  2003           February        February         February        February 28,
                                                                 28 2002         28, 2003         28, 2002            2003
                                             -------------    -------------    -------------    -------------    -------------
Revenue                                      $        --      $        --      $        --      $        --      $     125,000
                                             -------------    -------------    -------------    -------------    -------------

Operating expenses:
    Research and development                        30,360            1,250           30,360           24,650        1,899,810
    General and administrative                     118,523          153,833          306,677          441,600       13,578,263
    Aborted stock offering costs                      --               --               --               --            325,400
                                             -------------    -------------    -------------    -------------    -------------
                                                   148,883          155,083          337,037          466,250       15,803,473
                                             -------------    -------------    -------------    -------------    -------------

Loss before other income (expense)                (148,883)        (155,083)        (337,037)        (466,250)     (15,678,473)
                                             -------------    -------------    -------------    -------------    -------------

Other income (expense):
    Interest expense                                  --            (93,456)        (197,698)        (274,200)      (3,439,374)
    Interest income                                     67              339              233            2,822          305,723
    Other income, net                                    9              225           27,052            5,967          108,664
    Gain on write-down of accounts payable            --               --               --               --          1,405,232
                                             -------------    -------------    -------------    -------------    -------------

      Total other income (expense)                      76          (92,892)        (170,413)        (265,411)      (1,619,755)
                                             -------------    -------------    -------------    -------------    -------------

Loss before minority interest                     (148,807)        (247,975)        (507,450)        (731,661)     (17,298,228)

Minority interest                                     --               --               --               --            329,800
                                             -------------    -------------    -------------    -------------    -------------

Net loss                                     $    (148,807)   $    (247,975)   $    (507,450)   $    (731,661)   $ (16,968,428)
                                             =============    =============    =============    =============    =============

Net loss available to common stockholders
 per common share                            $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                             =============    =============    =============    =============

Basic and diluted weighted average
 shares outstanding                            157,096,723      152,416,498      154,381,321      150,690,077
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


                                         The accompanying notes are an integral part
                                                 of these financial statements

                                                              F-2




                            MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                    (Development Stage Companies)

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)



                                                                                          For The
                                                                                          Period
                                                                                        May 4, 1982
                                                        For The Nine    For The Nine     (Date of
                                                        Months Ended    Months Ended   Inception) to
                                                        February 28,    February 28,    February 28,
                                                            2003            2002            2003
                                                        ------------    ------------    ------------

Cash flows from operating activities:
    Net loss                                            $   (507,450)   $   (731,661)   $(16,968,428)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                           1,010           1,043         139,700
       Warrants and options issued to employees,
        vendors and consultants                               32,500          56,400         883,500
       Minority interest in losses of subsidiary                --              --          (329,800)
       Stock issued to employees, vendors and
        consultants                                             --              --         1,667,300
       Contributed services                                     --              --           463,050
       Accrued interest on advances from affiliates          197,698         274,173       3,439,346
       Gain on write-down of accounts payable                   --              --        (1,405,232)
       Changes in operating assets and liabilities:
           Prepaid expenses                                   (9,000)           --            (9,000)
           Other assets                                       (9,848)         (4,572)        (18,988)
           Accounts payable and accrued expenses              24,481         (17,456)      1,619,250
           Accrued compensation                              185,250         245,253       3,350,603
                                                        ------------    ------------    ------------

    Net cash used in operating activities                    (85,359)       (176,820)     (7,168,699)
                                                        ------------    ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                         --              (393)       (139,193)
    Advances to shareholders                                    --          (140,000)       (140,000)
                                                        ------------    ------------    ------------

    Net cash used in investing activities                       --          (140,393)       (279,193)
                                                        ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from advances/notes from affiliates, net         20,000            --         2,270,800
    Proceeds from loan payable                                  --              --            71,000
    Proceeds from sale of stock and exercise of -
     options, net                                             54,000         193,946       5,232,346
    Costs incurred to register securities                       --            14,637         (62,336)
    Principal payments on advances from stockholder             --              --           (43,500)
                                                        ------------    ------------    ------------

    Net cash provided by financing activities                 74,000         208,583       7,468,310
                                                        ------------    ------------    ------------

Net change in cash and cash equivalents                      (11,359)       (108,630)         20,418

Cash and cash equivalents, beginning of period                31,777         161,600            --
                                                        ------------    ------------    ------------

Cash and cash equivalents, end of period                $     20,418    $     52,970    $     20,418
                                                        ============    ============    ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                         $       --      $       --      $       --
                                                        ============    ============    ============
       Income taxes                                     $       --      $       --      $       --
                                                        ============    ============    ============


                             The accompanying notes are an integral art
                                    of these financial statements

                                                 F-3

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          February 28, 2003 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three and nine months ended February 28, 2003 are not necessarily indicative of the results to be expected for the full year ending May 31, 2003.

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

                          February 28, 2003 (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Going Concern
-------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $507,450 during the nine months ended February 28, 2003 and $972,073 during the year ended May 31, 2002. In addition, at February 28, 2003, the Company's deficit accumulated during the development stage was $16,968,428, and the Company had negative working capital of $8,135,549. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty that might be necessary if the Company is unable to continue as a going concern.

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

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at February 28, 2003. There can be no assurance, however, that market conditions will not change or demands for the Company's products will continue which could result in impairment on long-lived assets in the future.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          February 28, 2003 (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," as amended. Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make annual pro forma disclosures of net income (loss) and earnings
(loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied (see further discussion under New Accounting Pronouncements below).

The Company has no formal stock option plan. From time to time, the Company issues stock options. The Company accounts for options granted to employees under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the condensed consolidated statements of operations, as all options granted to employees had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

Revenue
-------

Revenue represents license fees that were recognized when earned over the period of the applicable license agreement.

Research and Development
------------------------

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          February 28, 2003 (Unaudited)


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

Loss Per Share
--------------

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if such shares were dilutive. 2,461,301 and 1,101,922 shares were considered potential common shares at February 28, 2003 and 2002, respectively. For the three and nine months ended February 28, 2003 and 2002, the Company incurred net losses; therefore, potential common shares are ignored as their effect would be anti-dilutive.

Segments of an Enterprise and Related Information
-------------------------------------------------

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying condensed consolidated financial statements.

Leases
------

Currently, the Company uses its operating facilities, which are provided by its Chief Executive Officer, without a lease agreement. During the nine months ended February 28, 2003, and the year ended May 31, 2002, the Company incurred approximately $9,000 and $12,000, respectively, of rent expense related to this lease. During the nine months ended February 28, 2003, the Company prepaid $9,000 of rent to the officer. There is no guarantee the officer will be willing to provide these facilities in the future.

Reclassifications
-----------------

Certain reclassifications have been made to prior period amounts in the condensed consolidated financial statements in order for them to conform to the current period presentation. These reclassifications have no effect on previously reported net loss.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          February 28, 2003 (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

New Accounting Pronouncements
-----------------------------

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company will adopt disclosure provisions of SFAS No. 148 in the period ending May 31, 2003 and does not expect adoption to have a material effect on its results of operations, financial position or cash flows. The Company does not anticipate adopting the fair value based method of accounting for stock-based compensation.

NOTE 3 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Employment Agreements
---------------------

The Company entered into employment agreements dated February 3, 2000 (amended on May 3, 2001) with two of its officers. The agreements are for a three-year term terminating on March 15, 2003 and provide for a combined base salary of $270,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreements also provide for annual bonuses based on certain performance goals and a severance payment based on two years of base salary and bonus, as defined, upon termination without cause or change of control of the Company. The Company is currently in the process of negotiating new employment agreements. Additionally, on August 9, 2001, the Company granted to its officers options to purchase a total of 44,900,000 shares of common stock exercisable at $0.056 per share and vesting immediately on the date of grant. No compensation expense was recognized for the granting of these options as the exercise price was equal to the market price on the date of grant. The Company anticipates renewing these agreements with similar terms.

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

                          February 28, 2003 (Unaudited)


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

NOTE 4 - STOCKHOLDERS' DEFICIT
------------------------------

During the nine months ended February 28, 2003, the Company issued 5,860,000 shares of restricted common stock to third parties for cash proceeds of $54,000 and subscription receivable of $10,000.

During the nine months ended February 28, 2003, the Company issued options to purchase 2,250,000 shares of its common stock to employees and stockholders, and 1,500,000 shares to consultants of the Company, vesting immediately. The exercise price for each option is the closing price of the Company's common stock at the date of grant and will expire on various dates from December 2007 to February 2008. Pursuant to SFAS No. 123, the Company recorded $32,500 (which was valued using the Black-Scholes option pricing model) of consulting expense for the options issued to consultants. $15,000 of this consulting expense relates to options issued during the year ended May 31, 2002, as these options vested during the nine months ended February 28, 2003 based on achievement of certain agreed-upon criteria.

During the nine months ended February 28, 2002, the Company received cash of $48,404 for payments of May 31, 2001 subscriptions receivable.

During the nine months ended February 28, 2002, the Company granted a total of 2,740,000 options to purchase common stock to outside consultants. The Company recognized $56,400 (which was valued using the Black-Scholes option pricing model pursuant to SFAS No. 123) of expense related to the option grants in the nine months ended February 28, 2002.

During the nine months ended February 28, 2002, options to purchase 2,500,000 shares of common stock were exercised by an outside consultant for cash of $75,000.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          February 28, 2003 (Unaudited)


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

During the nine months ended February 28, 2002, the Company exercised a put option pursuant to the investment agreement for 1,157,000 shares of its common stock for total cash proceeds of $70,542. The Company had originally put (and transferred) 5,000,000 shares of its common stock to the investor. The Company is to receive back 3,843,000 shares which were not sold due to certain volume restrictions of the investment. The Company has presented these shares as treasury shares with no cost. For the nine months ended February 28, 2003, no activity has occurred under this agreement.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the nine months ended February 28, 2002, the Company loaned $140,000 to shareholders of the Company under notes receivable. The notes receivable are unsecured, non-interest bearing and payable upon receipt of certain future bonuses. The notes receivable from shareholders are recorded as an increase to stockholders' deficit in the accompanying condensed consolidated balance sheet at February 28, 2003 and 2002.

During the nine months ended February 28, 2003, the Company paid $9,000 of rent expense and $9,000 of prepaid rent to the Chief Executive Officer.

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          February 28, 2003 (Unaudited)


NOTE 6 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

During the nine months ended February 28, 2003, the Company entered into a non-interest bearing advance for $20,000 to a related party, due upon demand.

Since inception, the Company has received advances from Petro-Med, Inc., an affiliate, to fund its working capital requirements. At February 28, 2003, the Company maintained short-term advances from affiliates of $4,509,346 which are due on demand. Accrued interest is attributed to and included in the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. Beginning on December 1, 2002, the Company and Petro-Med, Inc. agreed that the Company would no longer accrue interest on the outstanding balance. Thus, no interest expense was recorded on the advances for the three months ended February 28, 2003. Interest expense on the advances was $197,698 and $274,173 for the nine months ended February 28, 2003 and 2002, respectively.

On September 12, 2002, the Company entered into a Memorandum of Understanding ("MOU") under which the Company formed a new company, P&P Research, Inc. ("Newco"). Pursuant to the terms of the MOU, Newco will issue 1,157,890 shares of common stock to the Company (representing a 5% interest in Newco) and 22,000,000 shares of common stock to acquire the assets of P&P Research, Inc., a Korean company ("P&P"). The Company will set up a dividend trust for purposes of distributing such shares to the Company's shareholders. All fees incurred in connection with the filing and formation of Newco were paid by P&P. The Company and Newco also entered into a business consulting agreement pursuant to which the Company will provide consulting services to Newco for a fee of $25,000 per month for a term of not less than three months. As of February 28, 2003, the Company recorded other income of $25,000 for the consulting services payment received; however, no shares have yet been issued by Newco.

As of February 28, 2003, P&P was in default in the amount of $50,000 on their payments to the Company. Further, they had not filed the SB-2 by the dates required for the issuance of shares to the Company's shareholders. P&P has notified the Company that they do not wish to move forward with the terms of the agreement. The Company's counsel is in communication with P&P's counsel in an effort to collect the amount due to the Company under the agreement. The original agreement provided that if the SB-2 was not filed on time by P&P that the issuance of shares to the Company's shareholders would not occur.

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

Since we became a public company, our operations have related primarily to research and development, securing our patents, initiating and continuing clinical tests, recruiting personnel and raising capital. In 1987, we halted testing of our products and significantly reduced our research and development efforts due to a lack of funding. From 1987 through late-1999, we had very limited operations, and conducted minimal research and development in order to keep our existing projects active. During our period of inactivity, most of the costs incurred by the Company related to general and administrative expenses, primarily executive compensation which was accrued but not paid and stock-based compensation, and other minimal operating costs to keep the Company and its products afloat pending a financing. In late-1999, in anticipation of our financing arrangement with Swartz Private Equity, LLC ("Swartz"), we gradually restarted research and development efforts and minimal testing of our products. Through February 28, 2003, we have derived our revenues from the sale of a license option to Immune Network Research, Ltd. ("INR") to develop and market our patented products.

GOING CONCERN

Our condensed consolidated financial statements for the nine months ended February 28, 2003 and the fiscal year ended May 31, 2002 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our condensed consolidated financial statements, we experienced a loss of $507,450 during the nine months ended February 28, 2003, had a cash balance of $20,418, had negative working capital of $8,135,549 and a deficit accumulated during the development stage of $16,968,428 as of February 28, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We must raise additional funds in order to actively reinstate our research and development efforts, to complete existing product testing, which was suspended in 1987, or commence new testing on such product, and to conduct additional testing on our products. We intend to obtain the necessary financing through additional equity financing and the extension of additional debt. There can be no assurance that we will be successful in raising sufficient additional capital in order to continue and complete our research and development and testing. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain such additional financing, there would be a material adverse effect on our business, financial position, and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient capital to meet our obligations on a timely basis, and to continue and complete our research and development and testing efforts. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," as amended. Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

Research and Development
------------------------

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

Revenues
--------

There were no revenues for the three months ended February 28, 2003 and 2002.

Research and Development Costs
------------------------------

Research and development consists of laboratory expenses, consulting expenses, test expenses, clinical and research salaries, and other costs associated with the development of products not yet being marketed.

We incurred research and development costs of $30,360 for the three months ended February 28, 2003, as compared with $1,250 for the three months ended February 28, 2002. The increase in costs were due to additional testing done on potential product offerings.

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

Total general and administrative expenses were $118,523 for the three months ended February 28, 2003, as compared with $153,833 for the three months ended February 28, 2002. The decrease was primarily due to additional salaries and consulting expenses recognized during the three months ended February 28, 2002.

Interest Expense
----------------

Interest expense was $0 for the three months ended February 28, 2003, as compared to $93,456 for the three months ended February 28, 2002. This interest was accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med, Inc. The Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med, Inc. Beginning on December 1, 2002, the Company and Petro-Med, Inc. agreed that the Company would no longer accrue interest on the outstanding balance. Thus, no interest expense was recorded on the advances for the three months ended February 28, 2003.

Net Loss
--------

As a result of the above, net loss was $148,807 for the three months ended February 28, 2003, as compared to $247,975 for the three months ended February 28, 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

Revenues
--------

There were no revenues for the nine months ended February 28, 2003 nor were there any for the nine months ended February 28, 2002.

Research and Development
------------------------

Research and development consists of laboratory expenses, consulting expenses, tests expenses, clinical and research salaries, and other costs associated with the development of products not yet being marketed.

We incurred research and development costs of $30,360 for the nine months ended February 28, 2003, as compared with $24,650 for the nine months ended February 28, 2002. The increase in costs were due to additional testing done on potential product offerings.

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

General and administrative expenses were $306,677 for the nine months ended February 28, 2003, as compared with $441,600 for the nine months ended February 28, 2002. The decrease was primarily due to additional salaries, legal, travel and consulting expenses recognized during the nine months ended February 28, 2002.

Interest Expense
----------------

Interest expense was $197,698 for the nine months ended February 28, 2003, as compared to $274,200 for the nine months ended February 28, 2002. This interest was accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med, Inc. The Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med, Inc. Beginning on December 1, 2002, the Company and Petro-Med, Inc. agreed that the Company would no longer accrue interest on the outstanding balance, thus, the interest expense decreased for the nine months ended February 28, 2003.

Other Income
------------

Other income was $27,052 for the nine months ended February 28, 2003, as compared to $5,967 for the nine months ended February 28, 2002. This increase was mainly due to $25,000 of consulting services payment received during the nine months ended February 28, 2003.

Net Loss
--------

As a result of the above, net loss was $507,450 for the nine months ended February 28, 2003, as compared to $731,661 for the nine months ended February 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

Our cash and cash equivalents were $20,418 at February 28, 2003 (down from $31,777 at May 31, 2002). This decrease was due to a lack of cash in flow from contributed capital.

Net cash used in operations in the fiscal 2003 period was $85,359 as compared to $176,820 in the fiscal 2002 period, mainly due to a reduction in net loss as described above.

There was no cash used or provided by investing activities in the fiscal 2003 as compared to $140,393 in the 2002 fiscal period. The decrease is mainly related to advances made to shareholders of the Company of $140,000.

Net cash provided by financing activities in the fiscal 2003 period was $74,000 compared to $208,583 in the fiscal 2002 period. The decrease of $134,583 is due to cash received on collection of subscriptions receivable (sale of common stock) of $118,946, $14,637 of reimbursed securities registration fees and $75,000 of cash received for exercise of options in the fiscal 2002 period, partially offset by proceeds of $54,000 from sale of common stock and $20,000 from notes payable to related party in the fiscal 2003 period.

On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC which was amended and restated on February 15, 2001. The investment agreement entitles us to issue and sell our common shares to Swartz for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that this registration statement became effective, which was May 4, 2001. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. Through February 28, 2003, we have received $118,946 from Swartz under this agreement.

Item 3. Controls and Proceedings

As of February 28, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of that date. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February 28, 2003.


PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     Not applicable.

Item 2. Change in Securities

     During the nine months ended February 28, 2003, we issued 5,860,000 shares of restricted common stock to outside individuals for cash proceeds of $54,000 and subscription receivable of $10,000.

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

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are included herein:

                  99.1 Certification of Chief Executive Officer

                  99.2 Certification of Chief Financial Officer


     Reports on Form 8-K:

     The Company filed an 8-K dated January 2, 2003 relating to the change in certifying accountant to Corbin & Company LLP.

Signature(s)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meditech Pharmaceuticals, Inc.
(Registrant)



By:  /s/  Gerald Kern                                           April 09, 2003
   -------------------------------                              --------------
          Gerald Kern,
          Chief Executive Officer

           CERTIFICATION BY CHIEF EXECUTIVE OFFICER UNDER SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Meditech Pharmaceuticals, Inc. on Form 10-QSB for the quarter ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Gerald N. Kern, Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  April 09, 2003


/s/  Gerald N. Kern
----------------------------------
     Gerald N. Kern
     Chief Executive Officer

           CERTIFICATION BY CHIEF FINANCIAL OFFICER UNDER SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Meditech Pharmaceuticals, Inc. on Form 10-QSB for the quarter ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Steven Kern, Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  April 09, 2003


/s/  Steven Kern
----------------------------------
     Steven Kern
     Chief Financial Officer