Form 10KSB
period 2003-05-31
MEDITECH PHARMACEUTICALS INC
filed 2003-09-15
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
-------------------------                                 ----------------------
MAY 31, 2003                                                     0-12561


                         MEDITECH PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



    NEVADA                                                     95-3819300
 -------------                                              -----------------
(STATE OR OTHER                                            (I.R.S.EMPLOYER
JURISDICTION OF                                            IDENTIFICATION NO.)
  ORGANIZATION)


                        10105 E. VIA LINDA, #103, PMB-382
                                 SCOTTSDALE, AZ                  85258
                     --------------------------------------     --------
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

$45,443,455 (COMPUTED ON THE BASIS OF $0.040 PER SHARE OF COMMON STOCK) AS OF SEPTEMBER 5, 2003.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

158,885,487 SHARES OF $.001 PAR VALUE COMMON STOCK AS OF MAY 31, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

The Company's common stock is traded on the over-the-counter (OTC) market. On May 31, 2003, the closing bid price for the common stock of the Company was $.090. The high and low closing bid prices therefore during the quarterly fiscal periods indicated were as follows:

              Quarter Ended                Low Bid             High Bid
          -----------------------        -----------         ------------

            August 31, 2001                 .062                 .070
            November 30, 2001               .033                 .035
            February 28, 2002               .028                 .030
            May 31, 2002                    .033                 .033
            August 31, 2002                 .020                 .030
            November 30, 2002               .010                 .020
            February 28, 2003               .050                 .060
            May 31, 2003                    .080                 .090


Some of the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's common stock was reported on NASDAQ through April 30, 1986, at which time it was delisted because of failure to meet the minimum capital, surplus and asset requirements of the NASD by-laws.

As of August 30, 2003, there were approximately 3,000 holders of record of the Company's outstanding shares of common stock.

The Company has not paid any dividends to its shareholders and has no present intention of changing this policy.

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended May 31, 2003.

1. During the year ended May 31, 2003, we granted 300,000 shares of our common stock to a consultant for work performed in connection with a proceeding against Meditech, recording consulting expense of $15,000.

2. During the year ended May 31, 2003, we issued an aggregate of 5,860,000 shares of our common stock for cash of $64,000.

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

Since we became a public company, our operations have related primarily to securing patents, initiating and continuing clinical tests, recruiting personnel and raising capital. Through May 31, 2003, we have derived our revenues from the sale of a license option to INR to develop and market new patented products.

Going Concern

The Company's independent certified public accountants have stated in their report included in this Form 10KSB, that the consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a loss of $612,894 during the year ended May 31, 2003, had a cash balance of approximately $10,053, and had a deficit accumulated during the development stage of approximately $17.0 million and a stockholders' deficit of approximately $8.2 million at May 31, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2003 AND 2002.

Sources of Revenues and Revenue Recognition

Our revenues were $27,132 in 2003 and 2002. Revenues in 2003 consisted entirely of the fees paid to us for consulting services rendered during the fiscal year.

We recognize revenues from licenses over the period of the applicable license.

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

Research and Development Costs. Direct research and development costs for 2003 were $30,000, consisting of the costs of additional clinical trials on the products. Research and development costs for 2002 were $24,650. The increase is due to additional testing done on potential product offerings.

General and Administrative Expenses. Direct costs were $412,611 for 2003, as compared with $586,649 for 2002. The decrease was primarily due to lower miscellaneous expenses, accounting fees, and accrual of interest charged on accounts payable, which was partially offset by an increase in consulting and legal fees. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

Interest Expense. Interest expense was $197,699 for 2003 as compared to $369,775 for 2002. This interest consists of interest accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. During the year, both companies agreed to stop accruing interest on the advanced funds. Our Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss. Net loss was approximately $613,000 for 2003 and $972,000 for 2002. The decrease in the net loss in fiscal year 2003 is due primarily to the decrease in interest expense and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED MAY 31, 2002 AND 2001

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

Our cash and cash equivalents were $10,053 at May 31, 2003 (down from $31,777 at May 31, 2002). This decrease was due to a lack of cash inflow from contributed capital.

Net cash used in operations in 2003 was approximately $116,000, as compared to cash used in operations of $338,000 in 2002. Cash was used in operations in fiscal year 2003 for payment of accounting, consulting, legal and travel expenses.

Net cash used in investing activities in 2003 and 2002 was approximately $0 and $400, respectively, which was due to purchases of office equipment.

Net cash provided by financing activities in 2003 was approximately $94,000, as compared to $209,000 in 2002. This increase was due to proceeds on advances from affiliates during the year. This increase also pertains to proceeds received from the sale of restricted stock.

On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC which was amended and restated on February 15, 2001. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that the registration statement registering the resale of these shares became effective, which was May 4, 2001. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. Through May 31, 2003, we have received $118,946 from Swartz under this agreement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

On August 11, 2003, the Company dismissed Corbin & Company, LLP as its independent auditor. Corbin & Company, LLP has not issued any opinion on the Company's financial statements. The decision to dismiss Corbin & Company, LLP was approved by the Company's Board of Directors.

Management of the Company knows of no past disagreements between the Company and Corbin & Company, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. There were no reportable events (as such term is defined in Item 304 of Regulation S-K) that occurred within the Company's two most recent fiscal years nor any subsequent interim period preceding the replacement of Corbin & Company, LLP.

On August 11, 2003, the Company engaged MGB Partners, LLP, which appointment was approved by the Company's Board of Directors. During the Company's two most recent fiscal years and any subsequent interim period prior to the engagement of MGB Partners, LLP, neither the Company nor anyone on the Company's behalf consulted with MGB Partners, LLP regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event.

The Company has authorized Corbin & Company, LLP to respond fully to all inquiries of MGB Partners, LLP.

                                    PART III

Item 10. Directors and Executive Officers

The present directors and executive officers of the Company are listed below, together with brief accounts of their experience and certain other information.

                                                                       Year
                                                                       first
              Name               Age           Office                 elected
     ----------------------    ------    ------------------------     -------

     Gerald N. Kern              65      Chairman of the Board          1982
                                         Chief Executive Officer,
                                         Director

     Cynthia S. Kern             53      Vice Chairman                  2001
                                         Secretary                      1983

     Steven I. Kern              36      President and Director         2001
                                         Chief Operating Officer        2000
                                         Chief Financial Officer

     Lester F. Goldstein         59      Director                       1983

     Harry Hall                  68      Director                       1990


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

Mrs. Kern is the wife of, and Mr. Steven Kern is the son of, Mr. Gerald Kern, our Chairman and Chief Executive Officer.

Item 11. Executive Compensation
-------------------------------

The following table sets forth all cash compensation for the fiscal years ended
May 31, 2003, 2002 and 2001 for (1) the Company's Chief Executive Officer and
(2) each of its most highly compensated executive officers whose aggregate cash compensation exceeded $100,000.

                                               Summary Compensation Table
                                                   Annual Compensation                    Long-Term Compensation Award
                                   --------------------------------------------------    ------------------------------
                                                                                                            Securities
           Name and                Fiscal                                                  Restricted       Underlying
      Principal Position            Year      Salary            Bonus       Other         Stock Awards       Options
-------------------------------    -------    --------------    -----    ------------    --------------    ------------
Gerald N. Kern                      2003      $ 150,000 (1)      $ 0      $12,000(1)          0                500,000
  Chairman of the Board and         2002      $ 150,000 (1)      $ 0      $12,000(1)          0             24,050,000
  Chief Executive Officer           2001      $  12,500 (1)      $ 0            0             0                      0



Steven I. Kern                      2003      $  30,000 (2)      $ 0      $ 3,000(2)          0                500,000
  Chief Operating Officer and       2002      $ 120,000 (2)      $ 0      $12,000(2)          0             22,050,000
   Chief Financial Officer          2001      $  10,000 (2)      $ 0            0             0                      0

--------------
(1) Of the total annual compensation for the last three fiscal years, the
Company paid in cash only $23,000 of compensation for Gerald N. Kern. The remaining compensation amount was accrued

(2) Of the total annual compensation for the last three fiscal years, the Company paid in cash only $13,000 of compensation for Steven I. Kern. The remaining compensation amount was accrued.

                                       10



OPTION GRANTS IN FISCAL 2003

The following table provides information concerning grants of options to purchase the Company's common stock that we made to (1) the Company's Chief
Executive Officer and (2) each of its most highly compensated executive officers whose cash compensation exceeded $100,000 during the fiscal year ended May 31, 2003. We did not grant stock appreciation rights to these individuals during fiscal 2003.

                    Number of      Percentage of Total
                    Securities     Options Granted to    Exercise
                    Underlying     Employees in Fiscal     Price      Expiration
    Name         Options Granted          2003           Per Share       Date
--------------   ---------------   -------------------   ---------    ----------

Gerald N. Kern       500,000               13%             $0.010      12/24/07


Steven I. Kern       500,000               13%             $0.010      12/24/07



OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table provides information on option exercises in the fiscal year ended May 31, 2003, by the Named Executive Officers and the value of unexercised options held by the Named Executive Officers as of May 31, 2003.


                                                             Number of securities underlying      Value of unexercised in-the-money
                                                           unexercised options at May 31, 2002         options at May 31, 2002
                                                             -------------------------------      ----------------------------------
                           Shares
                          Acquired
                             on             Value
        Name              Exercise       Realized (1)         Exercisable      Unexercisable      Exercisable (1)     Unexercisable
---------------------    ----------      ------------        ------------      -------------      ---------------     -------------
Gerald N. Kern                    0                 0          25,550,000                  0          2,254,500                  0
                         ==========       ===========        ============       ============        ===========         ==========

Steven I. Kern                    0                 0          24,550,000                  0          2,164,500                  0
                         ==========       ===========        ============       ============        ===========         ==========

(1) Based on the closing price of our common stock of $0.09 for the last business day of the fiscal year ended May 31, 2003.

Employment Agreements

We entered into an employment agreement with Gerald N. Kern dated as of February
3, 2000 and approved by our directors on April 20, 2000, providing for his employment as Chief Executive Officer effective February 3, 2000 and amended on May 3, 2001. During the period between February 3, 2000 and May 3, 2001, Mr.
Kern acted in his capacities without accruing salary. The agreement was contingent upon completion of the Swartz offering, which took place on May 3, 2001. The agreement provides for a three-year term terminating on March 15, 2003, however if it not terminated by either party, the term shall be automatically renewed for successive one year periods commencing on each anniversary date of the original term. As of May 31, 2003, the agreement did not terminate. The agreement provides for a base salary of $150,000 per annum for the first year with a minimum annual increase equal to the consumer price index.
He is also eligible for bonuses at the discretion of our Board of Directors.
Certain other expenses, such as a car allowance, travel and expense account, will also be paid to him on a monthly basis. We may terminate Mr. Kern's employment with or without cause. However, if we terminate him without cause this would result in a lump sum severance payment based on two years of base salary and bonus, as defined. Also, upon a change of control, Mr. Kern may elect to terminate his employment and obtain a lump sum severance payment based on two years of base salary and bonus, as defined.

                                       11


On February 3, 2000 we entered into an employment agreement with Steven I. Kern, which was approved by our directors on February 3, 2000 and amended on May 3, 2001, providing for his employment as Chief Operating Officer and Chief
Financial Officer. During the period between February 3, 2000 and May 3, 2001,
Mr. Kern acted in his capacities without accruing salary. The agreement was contingent upon completion of the Swartz offering, which closing took place on May 3, 2001. The agreement provides for a three-year term terminating on March
15, 2003, however if it not terminated by either party, the term shall be automatically renewed for successive one year periods commencing on each anniversary date of the original term. As of May 31, 2003, the agreement did not terminate. The agreement provides for a base salary of $120,000 per annum. The base salary may be increased at the discretion of our Board. The agreement provides for payment of certain expenses, such as a car allowance, expense account and travel, and eligibility for executive bonuses at the discretion of our Board of Directors. We may terminate Mr. Kern's employment with or without cause. However, if we terminate him without cause this would result in a lump sum severance payment based on two years of base salary and bonus, as defined.
If within 12 months of a change in control Mr. Kern's employment is terminated other than for cause, or if Mr. Kern refuses to accept or voluntarily resigns from a position other than a qualified position, then he will receive a lump sum severance payment based on two years of base salary and bonus, as defined.

The following table sets forth, as of May 31, 2003, the composition of the Company's equity compensation plans:

                                                     EQUITY COMPENSATION PLANS

                                                (a)                           (b)                             (c)
                                   -------------------------------    ----------------------     ---------------------------------
                                                                                                  Number of Securities Remaining
                                      Number of Securities to be        Weighted-average          Available for Future Issuance
                                       Issued upon Exercise of         Exercise Price of         Under Equity Compensation Plans
                                         Outstanding Options,         Outstanding Options,       (excluding Securities reflected
                                         Warrants and Rights          Warrants and Rights                in Column (a))
           Plan Category                        (#)                           ($)                             (#)
-------------------------------    -------------------------------    ----------------------     ---------------------------------
Equity compensation plans
approved by security holders                           0              $               0                            0

Equity compensation plans not
approved by security holders                  57,890,000                           0.06                            0
                                    --------------------               ----------------                -------------

Total                                         57,890,000              $            0.06                            0
                                    ====================               ================                =============

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth, as of August 2003, the stock ownership of each officer and director of our Company, of all our officers and directors as a group, and of each person known by us to be a beneficial owner of five percent or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 10105 E. Via Linda, No. 103, Scottsdale, Arizona 85258.

Name and Address of               Amount and Nature                 Percentage
Beneficial Owner (1)              of Beneficial Ownership            of Class
-----------------------------     -----------------------           ----------

Gerald N. Kern                         58,316,794    (2)               27.3%

Petro-Med, Inc.                        26,256,794                      12.3%

Steven I. Kern                         24,905,000    (3)               11.7%

Cynthia S. Kern                         3,455,000    (4)               1.6%

Lester Goldstein                        1,490,000    (5)                 *

Harry Hall                              1,100,000    (6)                 *

Immune Network, Limited                 9,145,000                      4.3%
3650 Westbrook Mall
Vancouver, Canada, BC V6S ZLZ

All directors & officers               88,266,794                      41.4%
as a group (5 persons)

* Less than 1%.

                                       12

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

(2) Mr. Kern is the Chairman of the Board and Chief Executive Officer of Petro-Med, Inc. and may be deemed the beneficial owner of the 26,256,794 shares owned by Petro-Med, Inc. Includes 25,550,000 shares issuable upon exercise of outstanding stock options. Does not include an aggregate of 25,210,000 shares of our common stock beneficially owned by Mr. Kern's spouse and adult children. Mr. Kern disclaims beneficial ownership of the shares held by such persons.

(3) Includes 24,550,000 shares issuable upon exercise of outstanding stock options.

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

The following table sets forth, as of May 31, 2003, the shares of common stock of Petro-Med owned of record and beneficially by certain officers and directors of the Company and by all such officers and directors of the Company as a group.

                                                                     Percentage
                  Name                       Shares Owned             of Class
     -------------------------------         ------------            ----------

     Gerald N. Kern                          3,613,840 (1)             15.85%

     Lester F. Goldstein                         8,000                  0.4 %

     All directors and officers as a
       group (4 persons)                     3,621,840                 15.89%

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

At May 31, 2003, the Company maintained short-term advances from affiliates of $4,539,346 which are due on demand. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. During fiscal year 2003, both partners agreed to stop accruing interest on the advanced funds. Interest expense on the advances was $197,699, and $369,775 for the years ended May 31, 2003 and 2002, respectively.

                                     Part IV

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

Index to Financial Statements

 INDEPENDENT AUDITORS' REPORTS.........................................F-1 - F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of May 31, 2003...........................F-3

     Consolidated Statements of Operations for the years ended
       May 31, 2003 and 2002 and for the period from May 4, 1982
      (date of inception) through May 31, 2003...............................F-4

     Consolidated Statements of Stockholders' Deficit for the
       years ended May 31, 2003 and 2002 and for the period from
       May 4, 1982 (date of inception) through May 31, 2003...........F-5 - F-11

     Consolidated Statements of Cash Flows for the years ended
       May 31, 2003 and 2002 and for the period from May 4, 1982
       (date of inception) through May 31, 2003.............................F-12

     Notes to Consolidated Financial Statements for the years ended
       May 31, 2003 and 2002.........................................F-13 - F-22

Index to Exhibits

Exhibit No          Description
----------          -----------


31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of CFO Pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

none

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



Dated: September 12, 2003
       ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.





/s/  Gerald N. Kern                          Dated: September 12, 2003
-----------------------------                       ------------------
     Gerald N. Kern, Chairman and
     Chief Executive Officer

/s/  Steven I. Kern                          Dated: September 12, 2003
-----------------------------                       ------------------
     Steven I. Kern, Director, President,
     Chief Operating Officer and
     Chief Financial Officer

/s/  Cynthia S. Kern                         Dated: September 12, 2003
-----------------------------                       ------------------
     Cynthia S. Kern, Vice Chairman,
     Director and Secretary

/s/  Harry Hall                              Dated: September 12, 2003
-----------------------------                       ------------------
     Harry Hall, Director

/s/  Lester F. Goldstein                     Dated: September 12, 2003
-----------------------------                       ------------------
     Lester F. Goldstein, Director

Board of Directors
Meditech Pharmaceuticals, Inc.
Scottsdale, AZ


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheet of Meditech Pharmaceuticals, Inc. and subsidiary (development stage companies) (the "Company") as of May 31, 2003, and related consolidated statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the Untied States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended May 31, 2003, the Company incurred a net loss of $612,894. In addition, at May 31, 2003, the Company had an accumulated deficit during development stage of $17,073,872 and a negative working capital of $8,065,350. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note A of the consolidated financial statement, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  MGB Partners, LLP
-----------------------------
     MGB Partners, LLP


Los Angeles, CA
September 5, 2003

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Meditech Pharmaceuticals, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Meditech Pharmaceuticals, Inc. and subsidiary (development stage companies) (the "Company") for the year ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended May 31, 2002, the Company incurred a net loss of $972,073. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note A to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/  CORBIN & WERTZ
                                            -----------------------------------
                                                 CORBIN & WERTZ

Irvine, California
July 26, 2002

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                           CONSOLIDATED BALANCE SHEET
       FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
================================================================================


                                                                   May 31, 2003
                                                                   ------------
                                  ASSETS

Current assets:


  Cash and cash equivalents                                        $     10,053
                                                                   ------------
     Total current assets                                                10,053
                                                                   ------------

Property and equipment
  Property and equipment                                                  3,593
  Less: accumulated depreciation                                         (3,270)
                                                                   ------------

     Total property and equipment, net                                      323
                                                                   ------------

Other assets                                                              7,515
                                                                   ------------
     Total assets                                                  $     17,891
                                                                   ============


                   LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable and accrued expenses                                 261,870
  Accrued compensation                                                3,274,187
  Advances from affiliates                                            4,539,346
                                                                   ------------
     Total current liabilities                                        8,075,403
                                                                   ------------

Minority interest in consolidated subsidiary                            191,300

Commitments and contigencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 25,000,000 shares
    authorized; no shares issued and outstanding
  Common stock, $0.001 par value; 400,000,000 shares
    authorized; 158,885,487 shares issued and outstanding               158,872
  Subscriptions receivable                                             (165,000)
  Additional paidin capital                                           8,831,188
  Deficit accumulated during the development stage                  (17,073,872)
                                                                   ------------
     Total stockholders' deficit                                     (8,248,812)
                                                                   ------------

     Total liabilities and stockholders' deficit                   $     17,891
                                                                   ============


               See independent auditors' report and accompanying
                   notes to consolidated financial statements



                               MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                       (Development Stage Companies)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
=========================================================================================================


                                                                                           For The Period
                                                                                             May 4, 1982
                                                          For The Year      For The Year       (Date of
                                                             Ended            Ended         Inception) to
                                                          May 31, 2003     May 31, 2002     May 31, 2001
                                                          -------------    -------------    -------------
Revenue                                                   $      27,132    $        --      $     152,132
                                                          -------------    -------------    -------------
Operating expenses:
   Research and development                                      30,000           24,650        1,899,450
   General and administrative                                   412,611          586,649       13,684,197
   General                                                         --               --            325,400
                                                          -------------    -------------    -------------
    Total Operating expenses                                    442,611          611,299       15,909,047
                                                          -------------    -------------    -------------

 Loss before other income (expense)                            (415,479)        (611,299)     (15,756,916)
                                                          -------------    -------------    -------------
 Other income (expense):
   Interest expense                                            (197,699)        (369,775)      (3,439,374)
   Interest income                                                  284            2,989          305,773
   Other income, net                                               --              6,012           81,612
   Gain on write-down of accounts payable                          --               --          1,405,232
                                                          -------------    -------------    -------------
    Total other income (expenses)                              (197,415)        (360,774)      (1,646,757)
                                                          -------------    -------------    -------------
 Loss before minority interest in losses of subsidiary         (612,894)        (972,073)     (17,403,672)
                                                          -------------    -------------    -------------
 Minority interest in losses of subsidiary                         --               --            329,800
                                                          -------------    -------------    -------------
 Net (loss) income                                        $    (612,894)   $    (972,073)   $ (17,073,872)
                                                          =============    =============    =============

 Net (loss) income available to common stockholders per common share:

 Net (loss) income per common share - basic and diluted   $        --      $       (0.01)
                                                          =============    =============

 Weighted average shares outstanding:
   Basic                                                    155,512,905      151,225,693
                                                          =============    =============

   Diluted                                                  155,512,905      151,225,693
                                                          =============    =============


                             See independent auditors' report and accompanying
                                notes to consolidated financial statements

                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
========================================================================================



                                           Common Stock              Treasury Stock
                                   -------------------------   -------------------------
                                       Shares        Amount        Shares        Amount
                                   -----------   -----------   -----------   -----------
Initial capitalization              48,000,000   $    48,000          --      $     --

Net loss                                  --            --            --            --
                                   -----------   -----------   -----------   -----------
 Balance, May 31, 1983              48,000,000        48,000          --            --

Private placement of stock           4,715,000         4,700          --            --

Initial public offering             13,200,000        13,200          --            --

Offering costs                            --            --            --            --

Cash on sale of common
 stock to officer                       50,000            50          --            --

Compensation on stock
 issued to officer                      50,000            50          --            --

Net loss                                  --            --            --            --
                                   -----------   -----------   -----------   -----------

Balance, May 31, 1984               66,015,000        66,000          --            --

Net loss                                  --            --            --            --
                                   -----------   -----------   -----------   -----------

Balance, May 31, 1985               66,015,000        66,000          --            --

Issuance of stock for
 subscriptions to officers           8,000,000         8,000          --            --

Issuance of options for services
 to consultants                           --            --            --            --

Net loss                                  --            --            --            --
                                   -----------   -----------   -----------   -----------

                        MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                (Development Stage Companies)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
                                        (Continued)
===========================================================================================

                                                                   Deficit
                                                                 Accumulated
                                                   Additional     During the
                                   Subscriptions    Paid-in      Development
                                    Receivable      Capital         Stage          Total
                                   -----------    -----------    -----------    -----------
Initial capitalization             $      --      $   529,400    $      --      $   577,400

Net loss                            (1,022,600)    (1,022,600)
                                   -----------    -----------    -----------    -----------
 Balance, May 31, 1983                    --          529,400     (1,022,600)      (445,200)

Private placement of stock                --          584,700           --          589,400

Initial public offering                   --        3,946,800           --        3,960,000

Offering costs                            --         (935,435)          --         (935,435)

Cash on sale of common
 stock to officer                         --            7,450           --            7,500

Compensation on stock
 issued to officer                        --           20,500           --           20,550

Net loss                                  --             --       (1,338,400)    (1,338,400)
                                   -----------    -----------    -----------    -----------

Balance, May 31, 1984                     --        4,153,415     (2,361,000)     1,858,415

Net loss                                  --             --       (1,794,100)    (1,794,100)
                                   -----------    -----------    -----------    -----------

Balance, May 31, 1985                     --        4,153,415     (4,155,100)        64,315

Issuance of stock for
 subscriptions to officers          (1,440,000)     1,440,000           --            8,000

Issuance of options for services
 to consultants                           --          160,200           --          160,200

Net loss                                  --             --       (1,533,800)    (1,533,800)
                                   -----------    -----------    -----------    -----------


                    See independent auditors' report and accompanying
                        notes to consolidated financial statements

                                         F-5(Con't)



                    MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                            (Development Stage Companies)
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
         FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
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

                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
                                        (Continued)
=======================================================================================


                                                                 Deficit
                                                               Accumulated
                                                 Additional    During the
                                 Subscriptions    Paid-in      Development
                                   Receivable     Capital         Stage         Total
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


                    See independent auditors' report and accompanying
                        notes to consolidated financial statements

                                         F-6(Con't)



                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
=====================================================================================



                                         Common Stock              Treasury Stock
                                    -----------------------   -----------------------
                                      Shares       Amount       Shares       Amount
                                    ----------   ----------   ----------   ----------
Issuance of common stock of
 subsidiary                               --           --           --           --

Net loss                                  --           --           --           --
                                    ----------   ----------   ----------   ----------

Balance, May 31, 1988               86,231,000       86,200    8,000,000         --

Common stock issued to
  officers                           8,000,000        8,000         --           --

Stock options issued to employees
  and consultants                         --           --           --           --

Sale of common stock                 2,756,832        2,800         --           --

Net loss                                  --           --           --           --
                                    ----------   ----------   ----------   ----------

Balance, May 31, 1989               96,987,832       97,000    8,000,000         --

Sale of common stock                   100,000          100         --           --

Stock options issued to employees         --           --           --           --

Net loss                                  --           --           --           --
                                    ----------   ----------   ----------   ----------

Balance, May 31, 1990               97,087,832       97,100    8,000,000         --

Stock issued for services            2,750,000        2,800         --           --

Net loss                                  --           --           --           --
                                    ----------   ----------   ----------   ----------

Balance, May 31, 1991               99,837,832       99,900    8,000,000         --

                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
                                       (Continued)
======================================================================================



                                                                Deficit
                                                               Accumulated
                                                   Additional   During the
                                    Subscriptions    Paid-in   Development
                                      Receivable     Capital      Stage         Total
                                    ----------   ----------   ----------    ----------
Issuance of common stock of
 subsidiary                               --        290,000         --         290,000

Net loss                                  --           --       (880,200)     (880,200)
                                    ----------   ----------   ----------    ----------

Balance, May 31, 1988                     --      5,909,815   (8,275,400)   (2,279,385)

Common stock issued to
  officers                                --         72,000         --          80,000

Stock options issued to employees
  and consultants                         --         15,600         --          15,600

Sale of common stock                      --        131,600         --         134,400

Net loss                                  --           --       (641,400)     (641,400)
                                    ----------   ----------   ----------    ----------

Balance, May 31, 1989                     --      6,129,015   (8,916,800)   (2,690,785)

Sale of common stock                      --          3,200         --           3,300

Stock options issued to employees         --          7,300         --           7,300

Net loss                                  --           --       (522,000)     (522,000)
                                    ----------   ----------   ----------    ----------

Balance, May 31, 1990                     --      6,139,515   (9,438,800)   (3,202,185)

Stock issued for services                 --         38,300         --          41,100

Net loss                                  --           --       (479,100)     (479,100)
                                    ----------   ----------   ----------    ----------

Balance, May 31, 1991                     --      6,177,815   (9,917,900)   (3,640,185)


                    See independent auditors' report and accompanying
                       notes to consolidated financial statements

                                        F-7(Con't)


                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
====================================================================================



                                     Common Stock               Treasury Stock
                               -------------------------   -------------------------
                                 Shares        Amount        Shares        Amount
                               -----------   -----------   -----------   -----------
Sale of common stock             2,000,000         2,000          --            --

Net loss                              --            --            --            --
                               -----------   -----------   -----------   -----------
Balance, May 31, 1992          101,837,832       101,900     8,000,000          --

Net loss                              --            --            --            --

Balance, May 31, 1993          101,837,832       101,900     8,000,000          --

Stock issued for services        7,385,300         7,400          --            --

Net loss                              --            --            --            --
                               -----------   -----------   -----------   -----------
Balance, May 31, 1994          109,223,132       109,300     8,000,000          --

Committed stock for services          --            --            --            --

Net loss                              --            --            --            --
                               -----------   -----------   -----------   -----------
Balance, May 31, 1995          109,223,132       109,300     8,000,000          --

Net loss                              --            --            --            --
                               -----------   -----------   -----------   -----------
Balance, May 31, 1996          109,223,132       109,300     8,000,000          --

Stock issued for services        3,360,300         3,300          --            --

Stock issued to employees
as compensation                 11,980,000        12,000          --            --

Net loss                              --            --            --            --
                               -----------   -----------   -----------   -----------
Balance, May 31, 1997          124,563,432       124,600     8,000,000          --

                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                             (Development Stage Companies)
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
          FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
                                     (Continued)
=====================================================================================



                                                             Deficit
                                                           Accumulated
                                              Additional   During the
                               Subscriptions   Paid-in     Development
                                Receivable     Capital        Stage          Total
                               -----------   -----------   -----------    -----------
Sale of common stock                  --          29,400          --           31,400

Net loss                              --            --        (483,100)      (483,100)
                               -----------   -----------   -----------    -----------
Balance, May 31, 1992                 --       6,207,215   (10,401,000)    (4,091,885)

Net loss                              --            --        (449,400)      (449,400)

Balance, May 31, 1993                 --       6,207,215   (10,850,400)    (4,541,285)

Stock issued for services             --         208,400          --          215,800

Net loss                              --            --        (753,900)      (753,900)
                               -----------   -----------   -----------    -----------
Balance, May 31, 1994                 --       6,415,615   (11,604,300)    (5,079,385)

Committed stock for services          --          13,600          --           13,600

Net loss                              --            --        (515,600)      (515,600)
                               -----------   -----------   -----------    -----------
Balance, May 31, 1995                 --       6,429,215   (12,119,900)    (5,581,385)

Net loss                              --            --        (501,600)      (501,600)
                               -----------   -----------   -----------    -----------
Balance, May 31, 1996                 --       6,429,215   (12,621,500)    (6,082,985)

Stock issued for services             --          89,100          --           92,400

Stock issued to employees
as compensation                       --         322,900          --          334,900

Net loss                              --            --        (957,400)      (957,400)
                               -----------   -----------   -----------    -----------
Balance, May 31, 1997                 --       6,841,215   (13,578,900)    (6,613,085)


                  See independent auditors' report and accompanying
                      notes to consolidated financial statements

                                      F-8(Con't)



                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
=========================================================================================



                                         Common Stock               Treasury Stock
                                    -------------------------   -------------------------
                                      Shares        Amount        Shares        Amount
                                    -----------   -----------   -----------   -----------

Net loss                                   --            --            --            --
                                    -----------   -----------   -----------   -----------
Balance, May 31, 1998               124,563,432       124,600     8,000,000          --

Stock issued to employees             3,500,000         3,500          --            --

Stock issued to consultants
  for services                        1,300,000         1,300          --            --

Net loss                                   --            --            --            --
                                    -----------   -----------   -----------   -----------
Balance, May 31, 1999               129,363,432       129,400     8,000,000          --

Stock issued to employees
  as compensation                       450,000           400          --            --

Stock issued to vendors
  for services                        1,400,000         1,400          --            --

Exercise of options for
  accrued compensation                5,000,000         5,000          --            --

Exercise of options for
  subscriptions receivable              500,000           500          --            --

Stock options issued to
  consultants                              --            --            --            --

Stock options issued to employees          --            --            --            --

Contributed services                       --            --            --            --

                        MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                (Development Stage Companies)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
                                        (Continued)
===========================================================================================



                                                                   Deficit
                                                                 Accumulated
                                                   Additional    During the
                                   Subscriptions     Paid-in     Development
                                    Receivable       Capital        Stage          Total
                                    -----------    -----------   -----------    -----------
Net loss                                   --             --        (555,200)      (555,200)
                                    -----------    -----------   -----------    -----------
Balance, May 31, 1998                      --        6,841,215   (14,134,100)    (7,168,285)

Stock issued to employees                  --          120,000          --          123,500

Stock issued to consultants
  for services                             --           51,700          --           53,000

Net loss                                   --             --        (767,400)      (767,400)
                                    -----------    -----------   -----------    -----------
Balance, May 31, 1999                      --        7,012,915   (14,901,500)    (7,759,185)

Stock issued to employees
  as compensation                          --           10,850          --           11,250

Stock issued to vendors
  for services                             --           73,600          --           75,000

Exercise of options for
  accrued compensation                     --           45,000          --           50,000

Exercise of options for
  subscriptions receivable              (10,000)         9,500          --             --

Stock options issued to
  consultants                              --           29,000          --           29,000

Stock options issued to employees          --           35,435          --           35,435

Contributed services                       --          126,900          --          126,900


                      See independent auditors' report and accompanying
                         notes to consolidated financial statements

                                          F-9(Con't)



                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                             (Development Stage Companies)
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
          FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
======================================================================================



                                       Common Stock              Treasury Stock
                                 -------------------------   -------------------------
                                   Shares        Amount        Shares        Amount
                                 -----------   -----------   -----------   -----------
Stock option issued to Immune
  Network Research, Ltd.                --            --            --            --

Net loss                                --            --            --            --
                                 -----------   -----------   -----------   -----------
Balance, May 31, 2000            136,713,432       136,700     8,000,000          --

Exercise of Immune Network
   Research, Ltd. stock option    10,000,000        10,000          --            --

Contributed services                    --            --            --            --

Employee option exercise           1,500,000         1,500          --            --

Exercise of put option to
   Swartz LLC                        605,055           605          --            --

Shares to be returned from
   Swartz LLC                           --            --         894,945          --

Cost incurred to register
  common stock                          --            --            --            --

Stock options issued to
consultants                             --            --            --            --

Net income                              --            --            --            --
                                 -----------   -----------   -----------   -----------
Balance, May 31, 2001            148,818,487       148,805     8,894,945          --

Proceeds received for
  exercise of put option
  to Swartz LLC                         --            --            --            --

                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
                                        (Continued)
==========================================================================================



                                                                 Deficit
                                                               Accumulated
                                                Additional     During the
                                Subscriptions     Paid-in      Development
                                  Receivable      Capital         Stage          Total
                                 -----------    -----------    -----------    -----------
Stock option issued to Immune
  Network Research, Ltd.                --          400,000           --          400,000

Net loss                                --             --       (1,150,100)    (1,150,100)
                                 -----------    -----------    -----------    -----------
Balance, May 31, 2000                (10,000)     7,743,200    (16,051,600)    (8,181,700)

Exercise of Immune Network
   Research, Ltd. stock option          --          290,000           --          300,000

Contributed services                    --          336,150           --          336,150

Employee option exercise            (155,000)       153,500           --             --


Exercise of put option to
   Swartz LLC                        (48,404)        47,799           --             --

Shares to be returned from
   Swartz LLC                           --             --             --             --

Cost incurred to register
  common stock                          --          (76,973)          --          (76,973)

Stock options issued to
consultants                             --           19,500           --           19,500

Net income                              --             --          562,695        562,695
                                 -----------    -----------    -----------    -----------
Balance, May 31, 2001               (213,404)     8,513,176    (15,488,905)    (7,040,328)

Proceeds received for
  exercise of put option
  to Swartz LLC                       48,404           --             --           48,404


                See independent auditors' report and accompanying
                   notes to consolidated financial statements

                                   F-10(Con't)



                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
==========================================================================================



                                         Common Stock              Treasury Stock
                                 ---------------------------   ---------------------------
                                    Shares         Amount         Shares         Amount
                                 ------------   ------------   ------------   ------------
Exercise of put option to
  Swartz LLC                        1,157,000          1,157           --             --

Shares to be returned from
  Swartz LLC                             --             --        3,843,000           --

Reimbursement for costs
  incurred to register common
  stock                                  --             --             --             --

Stock issued to consultant for
  fundraising activity                250,000            250           --             --

Stock options issued to
  consultants                            --             --             --             --

Stock issued for exercise of
  option                            2,500,000          2,500           --             --

Net loss                                 --             --             --             --
                                 ------------   ------------   ------------   ------------
Balance, May 31, 2002             152,725,487        152,712     12,737,945           --

Sale of Stock                       5,860,000          5,860           --             --

Stock issued to consultant            300,000            300           --             --

Stock options issued to
 consultants                             --             --             --             --

Net loss                                 --             --             --             --
                                 ------------   ------------   ------------   ------------

Balance, May 31, 2003             158,885,487   $    158,872     12,737,945   $       --
                                 ============   ============   ============   ============

                         MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                 (Development Stage Companies)
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
                                         (Continued)
=============================================================================================



                                                                  Deficit
                                                                Accumulated
                                                  Additional     During the
                                 Subscriptions      Paid-in      Development
                                  Receivable        Capital         Stage           Total
                                 ------------    ------------    ------------    ------------
Exercise of put option to
  Swartz LLC                             --            69,385            --            70,542

Shares to be returned from
  Swartz LLC                             --              --              --              --

Reimbursement for costs
  incurred to register common
  stock                                  --            14,637            --            14,637

Stock issued to consultant for
  fundraising activity                   --              (250)           --              --

Stock options issued to
  consultants                            --            56,400            --            56,400

Stock issued for exercise of
  option                                 --            72,500            --            75,000

Net loss                                 --              --          (972,073)       (972,073)
                                 ------------    ------------    ------------    ------------
Balance, May 31, 2002                (165,000)      8,725,848     (16,460,978)     (7,747,418)

Sale of Stock                            --            58,140            --            64,000

Stock issued to consultant               --            14,700            --            15,000

Stock options issued to
 consultants                             --            32,500            --            32,500

Net loss                                 --              --          (612,894)       (612,894)
                                 ------------    ------------    ------------    ------------

Balance, May 31, 2003                (165,000)   $  8,831,188    $(17,073,872)   $ (8,248,812)
                                 ============    ============    ============    ============


                       See independent auditors' report and accompanying
                          notes to consolidated financial statements

                                          F-11(Con't)



                               MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                       (Development Stage Companies)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003



                                                                                           For The Period
                                                                                             May 4, 1982
                                                            For The Year     For The Year     (Date of
                                                                Ended            Ended      Inception) to
                                                            May 31, 2003     May 31, 2002   May 31, 2001
                                                            ------------    ------------    ------------

Cash flows from operating activities:
   Net loss                                                $   (612,894)   $   (972,073)   $(17,073,872)
   Adjustments to reconcile net )loss) income to
     net cash used in operating activities:
       Depreciation and amortization                              1,346           1,390         140,036
       Warrants and options issued to employees,
         vendors and consultants                                 32,500          56,400         883,500
       Minority interest in losses of subsidiary                   --              --          (329,800)
       Stock issued to employees, vendors and
         consultants                                             15,000            --         1,682,300
       Contributed services                                        --              --           463,050
       Accrued interest on advances from affiliates             197,697         369,748       3,439,345
       Gain on write-down of accounts payable                      --              --        (1,405,232)
       Changes in operating assets and liabilities:
            Other receivable                                        621            --               621
            Other assets                                           (161)           (697)         (9,301)
            Accounts payable and accrued expenses                 1,333          (3,784)      1,596,102
            Accrued compensation                                248,834         211,003       3,274,187
                                                           ------------    ------------    ------------

   Net cash used in operating activities                       (115,724)       (338,013)     (7,339,064)

Cash flows used in investing activities:
   Purchases of furniture and equipment                            --              (393)       (139,193)
                                                           ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from advances from affiliates, net                   30,000            --         2,280,800
   Proceeds from loan payable                                      --              --            71,000
   Proceeds from sale of stock and exercise options, net         64,000         193,946       5,242,346
   Cost incurred to register securities                            --            14,637         (62,336)
   Principal payments on advances from stockholder                 --              --           (43,500)
                                                           ------------    ------------    ------------
   Net cash provided by financing activities                     94,000         208,583       7,488,310
                                                           ------------    ------------    ------------

Net change in cash and cash equivalents                         (21,724)       (129,823)         10,053

Cash and cash equivalents, beginning of period                   31,777         161,600            --
                                                           ------------    ------------    ------------

Cash and cash equivalents, end of period                   $     10,053    $     31,777    $     10,053
                                                           ============    ============    ============


Supplemental disclosure of cash flow information:
Cash paid during the period for:
         Interest                                          $       --      $       --      $       --
                                                           ============    ============    ============

         Income taxes                                      $       --      $       --      $       --
                                                           ============    ============    ============


                            See independent auditors' report and accompanying
                                notes to consolidated financial statements

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
--------------------------------------------------------------------------------


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business activity (Company and Subsidiaries)

     Meditech Pharmaceuticals, Inc. ("Meditech") is a drug development company, which is focused in the areas of research, development, and marketing in the biomedical industry, with an emphasis on anti-infective drugs. Meditech was incorporated in Nevada on March 21, 1983. Since then, it has been engaged in research and development activities associated with bringing its products to market.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Meditech and its 37% owned and controlled subsidiary Viral Research Technologies, Inc. ("Viral" - see Note C) (Collectively, the "Company"). All significant transactions and balances have been eliminated in consolidation.

     Development Stage Enterprise

     The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. The Company has not generated significant revenues from operations and has no assurance of any future revenues. All losses accumulated since inception have been considered as part of the Company's development stage activities. The Company will require substantial additional funding for commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company. The Company's products, to the extent that they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will maintain or obtain the regulatory approvals required to market its products.

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $612,894 during the year ended May 31, 2003 and had a cash balance of approximately $10,053 at May 31, 2003. In addition, at May 31, 2003, the Company's deficit accumulated during the development stage was $17,073,872 and the Company had negative working capital of $8,065,350. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt.

     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
--------------------------------------------------------------------------------


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)


     Cash and Cash Equivalents

     The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Revenue

     Revenue represents license fees that are recognized when earned over the period of the applicable license agreement.

     Property and Equipment

     Property and Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 5 years. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statements of operations.

     Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at May 31, 2003. There can be no assurance, however, that market conditions will not change which could result in impairment on long-lived assets in the future.

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

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
--------------------------------------------------------------------------------


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

     Stock-Based Compensation (cont.)

                                                         2003           2002
                                                      ----------     ----------

     Net (loss) income, as reported                     (612,896)      (972,073)

     Additional compensation expense
       under SFAS 123                                       --       (1,482,000)
                                                      ----------     ----------

     Pro forma net (loss) income                      $ (612,896)    (2,454,073)
                                                      ==========     ==========

     Pro forma net (loss) income per share            $     --       $    (0.02)
                                                      ==========     ==========


     Income Taxes

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

     Fair Value of Financial Instruments

     The carrying values of the Company's certain financial instruments as of May 31, 2003, including cash, accounts payable and accrued expenses, and accrued compensation, approximate their respective fair values due to their short-term nature. The fair value of advances from affiliates are not determinable as the transactions are with related parties.

     Concentration of Credit Risk

     The financial instrument which potentially subjects the Company to concentration of credit risk is cash and cash equivalents. The Company maintains cash and cash equivalents balances at certain high quality financial institutions, and at times such balances may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of May 31, 2003, there were no uninsured portions of cash.

     Loss Per Share

     Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company has incurred net losses for 2003 and 2002, potential common shares (totaling 3,800,000 and 966,667 shares, respectively) were excluded from the computation as the effect would be anti-dilutive.

     Comprehensive Income

     Comprehensive income is not presented in the Company's consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

     Segments of an Enterprise and Related Information

     As the Company operates in one segment, the Company has not made segment disclosures in the accompanying consolidated financial statements.

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
--------------------------------------------------------------------------------


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

     New Accounting Standard

     On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Application of the provisions of SFAS 148 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS 148 was issued. The Company has elected to adopt SFAS 148 as of the beginning of the current fiscal year.

     On April 30, 2003, the FASB issued a Financial Interpretation No. 45, "Disclosure Requirements Mandate Fair Value at Inception." FIN 45 states that "a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligations to stand ready to perfom over the term of the guarantee of the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception." FIN 45 covers guarantee contracts such as financial and market value guarantees, performance guarantees, and indirect guarantees of the indebtedness of others. As of May 31, 2003, The Company does not have any guarantee contracts affected by this interpretation.

     On May 31, 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. Application of the provisions of SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has elected to adopt SFAS 150 at the beginning of the next fiscal year.

     Reclassifications

     Certain reclassifications have been made to prior year amounts in the consolidated financial statements in order to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.



NOTE B - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

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

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
--------------------------------------------------------------------------------


NOTE B - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY (cont.)

     At May 31, 2003, the assets and liabilities of Viral were as follows:


         ASSETS

              Due from Meditech                          $400,000
                                                         --------

                   Total Assets                          $400,000
                                                         ========

         LIABILITIES

              Accounts Payable                           $  5,000

              Due to Meditech                             129,000
                                                         --------

                   Total Liabilities                      134,000

         EQUITY                                           266,000
                                                         --------

                   Total Liabilities and Equity          $400,000
                                                         ========


     Amounts recorded as minority interest in consolidated subsidiary on the accompanying consolidated balance sheet represent the pro rata portion of Viral's equity attributable to minority stockholders.


NOTE C - COMMITMENTS AND CONTINGENCIES

     Leases

     Currently, the Company uses its operating facilities provided by its Chief Executive Officer, without a license agreement. During the years ended May 31, 2003 and 2002, the Company incurred approximately $18,000 and $12,000, respectively, of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future (see Note G).

     Employment Agreements

     The Company entered into employment agreements dated February 3, 2000 (amended on May 31, 2001) with two of its officers. The agreements are for three-year terms ending on March 15, 2003, however if it is not terminated by either party, the term shall be automatically renewed for successive one-year periods commencing on each anniversary date of the original term. As of May 31, 2003, the agreements were not terminated. The agreements provide for a combined base salary of $270,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreements also provide for an annual bonus based on certain performance goals and a severance payment based on two years of base salary and bonus based, as defined, upon termination without cause or change of control of the

     Employment Agreements (cont.)

     Company. Additionally, on August 9, 2001, the Company granted to its officers, options to purchase a total of 44,900,000 shares of common stock exercisable at $0.056 per share and vesting immediately on the date of grant. No compensation expense was recognized for the granting of these options as the exercise price was equal to the market price on the date of grant.

     Litigation

     The Company may become involve in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
--------------------------------------------------------------------------------


NOTE C - COMMITMENTS AND CONTINGENCIES (cont.)

     License Agreement

     On February 3, 2000, the Company received $25,000 from Immune Network Research, Ltd. ("INR"), a Canadian pharmaceutical development company, under a letter of intent. The payment was made for a one-year irrevocable option granting INR the right to negotiate for an exclusive license for pharmaceutical applications worldwide outside of the United States. The Company then received an additional $100,000 from INR in anticipation of a definitive agreement. Under the terms of the letter, if an agreement is reached, the Company will issue an option to INR for up to 10,000,000 shares of common stock, exercisable at $0.03 per share. In return, the Company will receive royalties equal to 7% of net sales for all MTCH-24
     (TM) products sold and 4% of net sales for all Viraplex (R) products sold by INR. The option was valued at $400,000 using the Black-Scholes option-pricing model, which was recorded as an operating expense on the date granted.

     On May 25, 2001, the Company and INR entered into a definitive licensing agreement, which terminated the letter of intent. Under this licensing agreement the Company assigned its rights and interests in two applications of its proprietary products. In consideration of the assignment, INR agreed to pay a royalty equal to 2% of the gross worldwide sales of each of the products. The term of the royalty is the longer of 10 years or the life of any patent based on the products. The Company has not yet recognized any royalty revenue related to this agreement.



NOTE D - STOCKHOLDERS' DEFICIT

     Preferred Stock

     The Company is authorized to issue 25,000,000 shares of its $0.001 par value preferred stock. The Company has not issued any preferred stock to date.

     Common Stock

     During the year ended May 31, 2002, the Company received a reimbursement of $14,637 from INR, representing certain expenses related to registering securities in fiscal 2001. This reimbursement has been recorded as additional paid-in capital in the accompanying consolidated statements of stockholders' deficit.

     In May 2003, the Company issued 300,000 shares of common stock to a consultant for work performed in connection with a proceeding against Meditech, recording consulting expense of $15,000.

     During the year ended May 31, 2003, the Company issued 5,860,000 shares of common stock for cash of $64,000.

     Stock Options

     The Company has no formal stock option plan. From time to time, the Company issues stock options pursuant to various agreements and other compensating arrangements.

     The following summarizes all transactions for the years ended May 31, 2003 and 2002 involving the Company's stock options:

     During the year ended May 31, 2002, the Company issued options to purchase 3,240,000 shares of its common stock to vendors and consultants of the Company. The options are exercisable at $0.023 per share for 2,700,000 options, $0.028 per share for 500,000 options, and $0.056 per share for 40,000 options and expire at various dates through May 2012. 500,000 of the options vest based on certain achievement of agreement and marketing criteria, as defined (valued at $15,000 based on the Black-Scholes option pricing model pursuant to SFAS 123, which will be recognized when earned in future periods), and all other options vest immediately. The Company recognized $56,400 as consulting



                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
--------------------------------------------------------------------------------


NOTE D - STOCKHOLDERS' DEFICIT (cont.)

     Stock Options (cont.)

     expense under general and administrative expenses in the accompanying consolidated statement of operations related to these options, in fiscal year 2002 (based on the Black-Scholes option pricing model pursuant to SFAS
     123).

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

     During the year ended May 31, 2003, the Company issued options to purchase
     1,500,000 shares of its common stock to vendors and consultants of the Company. The options are exercisable at $0.010 per share for 1,250,000 options and $0.028 per share for 250,000 options and expire at various dates through February 2008. All of these options vest immediately. The
     Company recognized $32,500 as consulting expense under general and administrative expenses in the accompanying consolidated statement of operations related to these options (based on the Black- Scholes option pricing model pursuant to SFAS 123).

     During the year ended May 31, 2003, the Company issued options to purchase
     2,250,000 shares of common stock to employees and stockholders of the Company, vesting immediately. The options are exercisable at $0.010 per share and expire at various dates through December 2007. No compensation expense was recognized as the exercise price at the dates of grant approximates the fair market value of the stock on those dates.

     Stock option activity for the years ended May 31, 2003 and 2002, is as follows:


                                                    2003                        2002
                                           -------------------------   -------------------------
                                                          Weighted                    Weighted
                                                          Average                     Average
                                                          Exercise                    Exercise
                                             Options        Price        Options        Price
                                           -----------   -----------   -----------   -----------


     Outstanding, beginning of year         54,140,000   $      0.06    5,600,000    $      0.14

     Granted                                 3,750,000          0.01   51,040,000           0.05

     Exercised                                    --            --     (2,500,000)          0.03
                                           -----------   -----------   -----------   -----------
     Outstanding, end of year               57,890,000          0.06    54,140,000          0.06
                                           ===========   ===========   ===========   ===========
     Exercisable, end of year               57,890,000          0.06    53,640,000          0.06
                                           ===========   ===========   ===========   ===========

     Weighted average fair value of
     options granted                              --            0.06          --            0.05
                                                         ===========                 ===========

                                               F-19



                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
--------------------------------------------------------------------------------


NOTE D - STOCKHOLDERS' DEFICIT (con't)

     Stock Options (con't)

     The following summarizes information about stock options outstanding at May 31, 2003:

                                       Options Outstanding                     Options Exercisable
                              ----------------------------------------     --------------------------
                                              Weighted
                                              Average         Weighted                       Weighted
                               Number of      Remaining       Average       Number of        Average
     Range of Exercise          Shares       Contractual      Exercise       Shares          Exercise
          Prices              Outstanding    Life(Years)        Price      Exercisable         Price
     ------------------       -----------    -----------      --------     -----------       --------
     $ 0.010 - $ 0.028         7,650,000        6.4            $ 0.020       7,650,000        $ 0.018
     $ 0.050 - $ 0.056        46,990,000        7.7              0.060      46,990,000          0.056
     $ 0.0130 - $ 0.210        3,250,000        1.7              0.210       3,250,000          0.206
                              ----------                       -------      ----------        -------
                              57,890,000                       $ 0.080      57,890,000        $ 0.074
                              ==========                       =======      ==========        =======


     Pro Forma Stock Option Information

     Pro Forma information regarding net (loss) income is required by SFAS 123 and is determined as if the Company accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25, as discussed in Note A. The fair value of these options is estimated at the date of grant based on the Black-Scholes options pricing model (the "Model") with the following assumptions for the years ended May 31, 2003 and 2002, respectively; risk free interest rate of 3.9% and 4.4%; expected dividend yield of 0%; expected life of the options of 5 years; and volatility factor of the expected market price of the Company's common stock of 88% and 150%.

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


NOTE E - INVESTMENT AGREEMENT

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

     Under the agreement, in order to invoke a put right, the Company must provide Swartz with at least 10 but not more than 20 business days advance notice of the date on which the Company intends to exercise a put right and must indicate the number of shares of common stock the Company intends to sell to Swartz. The Company may also designate a maximum dollar amount of common stock (not to exceed 2,000,000), which the Company will sell to Swartz during the put/and or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of shares of common stock sold to Swartz in a put may not exceed the lesser of (i)
     1,500,000 shares; (ii) 15% of the aggregate daily reported trading volume of the Company's common shares, excluding certain block trades, during the 20 business days after the date of a put notice, with certain restrictions;
     (iii) 15% of the aggregate daily reported trading volume of common shares

                                      F-20

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
--------------------------------------------------------------------------------


     NOTE E - INVESTMENT AGREEMENT (cont.)

     during the 20 days before the put date, excluding certain block trades; or
     (iv) a number of shares that, when added to the number of shares acquired by Swartz under the investment agreement during the 31 days preceding the put date, would exceed 9.99% of the total number of shares of common stock outstanding. For each common share, Swartz will pay the Company the lesser of (i) the market price for such put, minus $0.075 or (ii) 91% of the market price for the put.

     Further, under the provisions of the agreement, during the term of the investment agreement and for a period of one year thereafter, the Company is prohibited from engaging in certain financing transactions involving the Company's equity securities.

     During the year ended May 31, 2003, the Company exercised no put options. However, during the year ended May 31, 2002, the Company exercised put options of 1,157,000 for $70,542 in cash (see Note D).



NOTE F - INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities consisted of the following at May 31, 2003:


     Deferred Tax Assets:

         Reserve for finance charges                   $    59,006

         Accrued compensation                            1,366,941

         Interest on related party advances              1,375,429

         Net operating loss carry forwards               1,183,305

         Valuation allowance                            (3,984,681)
                                                       -----------
             Net deferred tax asset                    $      --
                                                       ===========


     The valuation allowance increased by $571,681 and $265,000 during the years ended May 31, 2003 and 2002, respectively. No current provision for income taxes for the year ended May 31, 2003 and 2002 is required, since the Company incurred net operating losses through May 31, 2003.

     As of May 31, 2003, the Company had net operating loss carryforwards of approximately $2,200,000 for federal income tax reporting purposes available to offset future taxable income, which expire on 2018.

NOTE G  - RELATED PARTY TRANSACTIONS

     Since inception, the Company has received advances from Petro-Med, Inc., an affiliate, to fund its working capital requirements. At May 31, 2003, the Company maintained short-term advances from affiliates of $4,539,346 which are due on demand. Accrued interest is attributed to and included in the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. During fiscal year ended May 31, 2003, both partners agreed to stop accruing interest on these advances. Interest expense on the advances was $197,699 and $369,775 for the years ended May 31, 2003 and 2002, respectively.

     The Company maintains its primary place of business in facilities owned by the Chief Executive Office, for which it is charged rent expense (see Note
     C).



                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
--------------------------------------------------------------------------------


NOTE H - EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the years ended May
     31, 2003 and 2002.

                                                                   2003              2002
                                                               ------------      ------------

     Numerator for basic and diluted earning per share:
     Net loss contributed to common stockholders               $    612,896      $    972,073
                                                               ============      ============

     Denominator for basic and diluted earnings per share:

              Weighted average shares (basic)                   155,512,905       151,225,693

              Common stock equivalents                                 --                --
                                                               ------------      ------------

              Weighted average shares (dilutive)                155,512,905       151,225,693
                                                               ============      ============

     Basic and diluted earnings per share -
              Loss per common share                            $       0.00      $       0.01
                                                               ============      ============

                                      F-22