Form 10KSB/A
period 2003-05-31
MEDITECH PHARMACEUTICALS INC
filed 2003-09-16
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


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


$4,744,345.52 (COMPUTED ON THE BASIS OF $0.040 PER SHARE OF COMMON STOCK) AS OF SEPTEMBER 5, 2003.


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

RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2003 AND 2002.

Sources of Revenues and Revenue Recognition


Our revenues were $27,132 in 2003 and $0 in 2002. Revenues in 2003 consisted entirely of the fees paid to us for consulting services rendered during the fiscal year.


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


Net cash provided by financing activities in 2003 was approximately $94,000, as compared to $209,000 in 2002. This decrease was primarily due to fewer proceeds received from the sale of restricted stock.


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

Name and Address of               Amount and Nature                 Percentage
Beneficial Owner (1)              of Beneficial Ownership            of Class
-----------------------------     -----------------------           ----------

Gerald N. Kern                         58,316,794    (2)               27.3%

Petro-Med, Inc.                        26,256,794                      12.3%

Steven I. Kern                         24,905,000    (3)               11.7%

Cynthia S. Kern                         3,455,000    (4)               1.6%

Lester Goldstein                        1,490,000    (5)                 *

Harry Hall                              1,100,000    (6)                 *

Immune Network, Limited                 9,145,000                      4.3%
3650 Westbrook Mall
Vancouver, Canada, BC V6S ZLZ


All directors & officers               89,266,794                      41.8%
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




Dated: September 15, 2003
       ------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.






/s/  Gerald N. Kern                          Dated: September 15, 2003
-----------------------------                       ------------------
     Gerald N. Kern, Chairman and
     Chief Executive Officer

/s/  Steven I. Kern                          Dated: September 15, 2003
-----------------------------                       ------------------
     Steven I. Kern, Director, President,
     Chief Operating Officer and
     Chief Financial Officer

/s/  Cynthia S. Kern                         Dated: September 15, 2003
-----------------------------                       ------------------
     Cynthia S. Kern, Vice Chairman,
     Director and Secretary

/s/  Harry Hall                              Dated: September 15, 2003
-----------------------------                       ------------------
     Harry Hall, Director

/s/  Lester F. Goldstein                     Dated: September 15, 2003
-----------------------------                       ------------------
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
                                                         ===========                 ===========

                                               F-19



                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2003
--------------------------------------------------------------------------------


NOTE D - STOCKHOLDERS' DEFICIT (con't)

     Stock Options (con't)

     The following summarizes information about stock options outstanding at May 31, 2003:


                                       Options Outstanding                     Options Exercisable
                              ----------------------------------------     --------------------------
                                              Weighted
                                              Average         Weighted                       Weighted
                               Number of      Remaining       Average       Number of        Average
     Range of Exercise          Shares       Contractual      Exercise       Shares          Exercise
          Prices              Outstanding    Life(Years)        Price      Exercisable         Price
     ------------------       -----------    -----------      --------     -----------       --------
     $ 0.010 - $ 0.028         7,650,000        6.4            $ 0.020       7,650,000        $ 0.020
     $ 0.050 - $ 0.056        46,990,000        7.7              0.060      46,990,000          0.060
     $ 0.0130 - $ 0.210        3,250,000        1.7              0.210       3,250,000          0.210
                              ----------                       -------      ----------        -------
                              57,890,000                       $ 0.059      57,890,000        $ 0.059
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