Form 10QSB
period 2003-08-31
MEDITECH PHARMACEUTICALS INC
filed 2003-10-14
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT
    OF 1934

                  For the quarterly period ended August 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


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


                        10105 E. VIA LINDA, #103, PMB-382
                              SCOTTSDALE, AZ 85258
                              --------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (480) 614-2874
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $ .001 PAR VALUE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES X NO
                                    --------

ON AUGUST 31, 2003, THERE WERE 160,485,487 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES     NO X
                                                              ------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
--------------------------------------------------------------------------------

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

Going Concern

Our condensed consolidated financial statements for the three months ended August 31, 2003, and the fiscal year ended May 31, 2002 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we experienced a loss of $74,408 during the three months ended August 31, 2003, had a cash balance of $42,677, and an accumulated deficit of $17,148,280 as of August 31, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002.

Revenues

There were no revenues for the three months ended August 31, 2003 and 2002.

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

Research and Development Costs

There were no research and development costs for the three months ended August 31, 2003 and 2002.

General and Administrative Expenses

Direct costs were $74,465 for the three months ended August 31, 2003, as compared with $98,667 for the three months ended August 31, 2002. The decrease was primarily due to lower miscellaneous expenses, accounting fees, and accrual of interest charged on accounts payable.

Interest Expense.

Interest expense was $0 for the three months ended August 31, 2003 as compared to $97,741 for the three months ended August 31, 2002. This interest consists of interest accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. During the fiscal year ending May 31, 2003, both companies agreed to stop accruing interest on the advanced funds. Our Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss

Net loss was approximately $74,408 for the three months ended August 31, 2003 as compared to $196,088 for the three months ended August 31, 2002. The decrease in the net loss is due primarily to the decrease in interest expense and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED MAY 31, 2002 AND 2001

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

Our cash and cash equivalents were $42,677 at August 31, 2003 (up from $10,053 at May 31, 2003). This increase was due to an increase of cash inflow from contributed capital.

Net cash used in operations in the fiscal 2003 period was $27,598, as compared to $15,662 in 2002. More cash was used in operations in the 2003 fiscal period for payment of legal and accounting expenses.

There was no cash used or provided by investing activities in the fiscal 2003 and 2002 period.

Net cash provided by financing activities in the fiscal 2003 period was approximately $60,222, as compared to $ 9,000 in the fiscal 2002 period. This increase was primarily due to the proceeds of $60,222 received from the sale of common stock in the fiscal 2003 period.

On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC which was amended and restated on February 15, 2001. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that the registration statement registering the resale of these shares became effective, which was May 4, 2001. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. Through August 31, 2003, we have received $118,946 from Swartz under this agreement.

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

Item 3. Controls and Procedures
-------------------------------

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13-a-15-e or 15-d-15-e under the Securities Exchange Act of 1934).

Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of the evaluation date, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Item 4. Other Information
-------------------------

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Change in Securities

         During the three months ended August 31, 2003, we issued 1,600,000 shares of restricted common stock to an outside individual for cash proceeds of $60,222.

         No underwriter was involved in the above issuance of securities. The above securities were issued in reliance upon the exemptions set forth ins Section 4(2) of the Securities Act of 1933 on the basis that they were issued under circumstances not involving a public offering.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits

The following exhibits are included herein:

  31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                      INDEX


Part I.  Financial Information


         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                  August 31, 2003 (Unaudited) and May 31, 2003               F-1

                  Condensed Consolidated Statements of Operations for the
                  three months ended August 31, 2003 and 2002 (Unaudited)    F-2

                  Condensed Consolidated Statements of Cash Flows for the
                  three months endedAugust 31, 2003 and 2002 (Unaudited)     F-3

                  Notes to Condensed Consolidated Financial Statements   F-4-F-8

        Item 2.   Management's Discussion and Analysis or Plan of Operation

        Item 3.   Control and Procedures

Part II.  Other Information



                            MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                    (Development Stage Companies)
                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                              (Unaudited)

--------------------------------------------------------------------------------------------------------


                                                                 August 31, 2003           May 31, 2003
                                                                 ---------------           -------------
                            ASSETS

Current assets:
  Cash and cash equivalents                                       $     42,677                    10,053
  Other current assets                                                   3,165                      --
                                                                  ------------              ------------

    Total current assets                                                45,842                    10,053
                                                                  ------------              ------------

Property and equipment
  Property and equipment                                                 3,593                     3,593
  Less: accumulated depreciation                                        (3,543)                   (3,270)
                                                                  ------------              ------------

    Total property and equipment, net                                       50                       323
                                                                  ------------              ------------

Other assets                                                             7,451                     7,515
                                                                  ------------              ------------

    Total assets                                                  $     53,343              $     17,891
                                                                  ============              ============


            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                253,592                   261,870
  Accrued compensation                                               3,332,103                 3,274,187
  Advances from affiliates                                           4,539,346                 4,539,346
                                                                  ------------              ------------

    Total current liabilities                                        8,125,041                 8,075,403
                                                                  ------------              ------------

Minority interest in consolidated subsidiary                           191,300                   191,300
                                                                  ------------              ------------

Commitments and contigencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 25,000,000 shares
    authorized; no shares issued and outstanding                          --                        --
  Common stock, $0.001 par value; 400,000,000 shares
    authorized; 160,485,487 and 158,885,487
    shares issued and outstanding at August 31, 2003
    and May 31, 2003, respectively                                     160,472                   158,872
  Subscriptions receivable                                            (165,000)                 (165,000)
  Additional paid-in capital                                         8,889,810                 8,831,188
  Deficit accumulated during the development stage                 (17,148,280)              (17,073,872)
                                                                  ------------              ------------

    Total stockholders' deficit                                     (8,262,998)               (8,248,812)
                                                                  ------------              ------------

    Total liabilities and stockholders' deficit                   $     53,343              $     17,891
                                                                  ============              ============

       See independent auditors' reports and accompanying notes to consolidated financial statements.




                                 MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                        (Development Stage Companies)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
---------------------------------------------------------------------------------------------------------


                                                                For The Three             For The Three
                                                                Months Ended              Months Ended
                                                                August 31, 2003           August 31, 2002
                                                                ---------------           ---------------



Revenue                                                         $        --               $        --
                                                                -------------             -------------

Operating expenses:
  Research and development                                               --                        --
  General and administrative                                           74,465                    98,667
  General                                                                --                        --
                                                                -------------             -------------

      Total Operating expenses                                         74,465                    98,667
                                                                -------------             -------------

Loss before other income (expense)                                    (74,465)                  (98,667)
                                                                -------------             -------------

Other income (expense):
  Interest expense                                                       --                     (97,741)
  Interest income                                                          58                       108
  Other income, net                                                      --                         212
  Gain on write-down of accounts payable                                 --                        --
                                                                -------------             -------------

      Total other income (expenses)                                        58                   (97,421)
                                                                -------------             -------------

Loss before minority interest in losses of subsidiary                 (74,408)                 (196,088)
                                                                -------------             -------------

Minority interest in losses of subsidiary                                --                        --
                                                                -------------             -------------

Net (loss) income                                               $     (74,408)            $    (196,088)
                                                                =============             =============

Net (loss) income available to
    common stockholders per common share:

Net (loss) income per common share - basic and diluted          $        --               $        --
                                                                =============             =============

Basic and diluted weighted average shares outstanding:            159,946,357               153,018,234
                                                                =============             =============


       See independent auditors' reports and accompanying notes to consolidated financial statements.





                            MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                  (Development Stage Companies)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
------------------------------------------------------------------------------------------------------

                                                                 For The Three          For The Three
                                                                 Months Ended           Months Ended
                                                                August 31, 2003        August 31, 2002
                                                                ---------------        ---------------

Cash flows from operating activities:
   Net loss                                                       $ (74,408)             $(196,088)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                                   337                    337
        Warrants and options issued to employees,
          vendors and consultants                                      --                     --
        Minority interest in losses of subsidiary                      --                     --
        Stock issued to employees, vendors and
          consultants                                                  --                     --
        Contributed services                                           --                     --
        Accrued interest on advances from affiliates                   --                   97,741
        Gain on write-down of accounts payable                         --                     --
        Changes in operating assets and liabilities:
           Other receivable                                            --                     --
           Other assets                                                --                     (474)
           Accounts payable and accrued expenses                     (8,277)                 1,072
           Accrued compensation                                      54,750                 81,750
                                                                  ---------              ---------

    Net cash used in operating activities                           (27,598)               (15,662)

Cash flows used in investing activities:
    Purchases of furniture and equipment                               --                     --
                                                                  ---------              ---------
Cash flows from financing activities:
    Proceeds from advances from affiliates, net                        --                     --
    Proceeds from loan payable                                         --                     --
    Proceeds from sale of stock and exercise options, net            60,222                  9,000
    Cost incurred to register securities                               --                     --
    Principal payments on advances from stockholder                    --                     --
                                                                  ---------              ---------

    Net cash provided by financing activities                        60,222                  9,000
                                                                  ---------              ---------

Net change in cash and cash equivalents                              32,624                 (6,662)

Cash and cash equivalents, beginning of period                       10,053                 31,777
                                                                  ---------              ---------

Cash and cash equivalents, end of period                          $  42,677              $  25,115
                                                                  =========              =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:

        Interest                                                  $    --                $    --
                                                                  =========              =========

        Income taxes                                              $    --                $    --
                                                                  =========              =========

    See independent auditors' reports and accompanying notes to consolidated financial statements.



                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2003 (Unaudited)
--------------------------------------------------------------------------------



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

     Principles of Consolidation

     The condensed consolidated financial statements include the accounts of Meditech and its 37% owned and controlled subsidiary Viral Research Technologies, Inc. ("Viral" - see Note B) (Collectively, the "Company"). All significant transactions and balances have been eliminated in consolidation.

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

     Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three months ended August, 31, 2003 are not necessarily indicative of the results to be expected for the full year ending May 31, 2004.

     Going Concern

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $74,408 during the three months ended August 31, 2003 and $612,894 during the year ended May 31, 2003. In addition, at August 31, 2003, the Company's deficit accumulated during the development stage was $17,148,280 and the Company had negative working capital of $8,079,199. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying condensed consolidated

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2003 (Unaudited)
--------------------------------------------------------------------------------


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

     Going Concern (cont.)

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

     Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at August 31, 2003. There can be no assurance, however, that market conditions will not change which could result in impairment on long-lived assets in the future.

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

     Income Taxes

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax

                 MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2003 (Unaudited)
--------------------------------------------------------------------------------


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

     Income Taxes (cont.)

     laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

     Loss Per Share

     Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. 4,649,000 and 346,152 shares were considered additional common stock equivalents at August 31, 2003 and 2002, respectively. For the three months ended August 31, 2003 and 2002, the Company incurred net losses; therefore, potential common shares are ignored as their effect would be anti-dilutive.

     Segments of an Enterprise and Related Information

     As the Company operates in one segment, the Company has not made segment disclosures in the accompanying condensed consolidated financial statements.

     New Accounting Standard

     On May 31, 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. Application of the provisions of SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has elected to adopt SFAS 150 at the beginning of this fiscal year.

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

                 MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2003 (Unaudited)
--------------------------------------------------------------------------------


NOTE C - COMMITMENTS AND CONTINGENCIES

     Leases

     Currently, the Company uses its operating facilities provided by its Chief Executive Officer, without a license agreement. During the three months ended August 31, 2003, and the year ended May 31, 2003, the Company incurred approximately $4,500 and $18,000, respectively, of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future.

     Employment Agreements

     The Company entered into employment agreements dated February 3, 2000 (amended on May 31, 2001) with two of its officers. The agreements are for three-year terms ending on March 15, 2003, however if it is not terminated by either party, the term shall be automatically renewed for successive one-year periods commencing on each anniversary date of the original term. As of August 31, 2003, the agreements were not terminated. The agreements provide for a combined base salary of $270,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreements also provide for an annual bonus based on certain performance goals and a severance payment based on two years of base salary and bonus based, as defined, upon termination without cause or change of control of the Company. Additionally, on August 9, 2001, the Company granted to its officers, options to purchase a total of 44,900,000 shares of common stock exercisable at $0.056 per share and vesting immediately on the date of grant. No compensation expense was recognized for the granting of these options as the exercise price was equal to the market price on the date of grant.

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

NOTE D - STOCKHOLDERS' DEFICIT

     During the three months ended August 31, 2003, the Company issued 1,600,000 shares of restricted common stock to a third party for cash proceeds of $60,222.

                 MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2003 (Unaudited)
--------------------------------------------------------------------------------


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

     Under the agreement, in order to invoke a put right, the Company must provide Swartz with at least 10 but not more than 20 business days advance notice of the date on which the Company intends to exercise a put right and must indicate the number of shares of common stock the Company intends to sell to Swartz. The Company may also designate a maximum dollar amount of common stock (not to exceed 2,000,000), which the Company will sell to Swartz during the put/and or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of shares of common stock sold to Swartz in a put may not exceed the lesser of (i) 1,500,000 shares; (ii) 15% of the aggregate daily reported trading volume of the Company's common shares, excluding certain block trades, during the 20 business days after the date of a put notice, with certain restrictions;
     (iii) 15% of the aggregate daily reported trading volume of common shares during the 20 days before the put date, excluding certain block trades; or
     (iv) a number of shares that, when added to the number of shares acquired by Swartz under the investment agreement during the 31 days preceding the put date, would exceed 9.99% of the total number of shares of common stock outstanding. For each common share, Swartz will pay the Company the lesser of (i) the market price for such put, minus $0.075 or (ii) 91% of the market price for the put.

     Further, under the provisions of the agreement, during the term of the investment agreement and for a period of one year thereafter, the Company is prohibited from engaging in certain financing transactions involving the Company's equity securities.

     For the three months ended August 31, 2003 and the year ended May 31, 2003, the Company exercised no put options.


NOTE F  - RELATED PARTY TRANSACTIONS

     During the three months ended August 31, 2003 the Company accrued $3,000 of rent payable to the Chief Executive Officer in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

     Since inception, the Company has received advances from Petro-Med, Inc., an affiliate, to fund its working capital requirements. At August 31, 2003, the Company maintained short-term advances from affiliates of $4,539,346 which are due on demand. Accrued interest is attributed to and included in the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. During fiscal year ended May 31, 2003, both partners agreed to stop accruing interest on these advances. Interest expense on the advances was $0 and $97,741 for the three months ended August 31, 2003 and 2002, respectively.

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

Meditech Pharmaceuticals, Inc.





By:  /s/  Gerald N. Kern
--------------------------------------------------------------
          Gerald N. Kern, Chairman and Chief Executive Officer



Dated:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.





/s/  Gerald N. Kern                                    Dated: 10/10/03
-----------------------------------------
     Gerald N. Kern, Chairman and
     Chief Executive Officer

/s/  Steven I. Kern                                    Dated: 10/10/03
-----------------------------------------
     Steven I. Kern, Director, President,
     Chief Operating Officer and
     Chief Financial Officer

/s/  Cynthia S. Kern                                   Dated: 10/10/03
-----------------------------------------
     Cynthia S. Kern, Vice Chairman,
     Director and Secretary

/s/  Harry Hall                                        Dated: 10/10/03
-----------------------------------------
     Harry Hall, Director

/s/  Lester F. Goldstein                               Dated:  10/10/03
-----------------------------------------
     Lester F. Goldstein, Director