Form 10QSB
period 2003-11-30
MEDITECH PHARMACEUTICALS INC
filed 2004-01-15
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended November 30, 2003.

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

                                 (480) 614-2874
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                 YES X   NO

ON NOVMEBER 30, 2003, THERE WERE 160,485,487 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES     NO X

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

Going Concern

Our condensed consolidated financial statements for the three months ended November 30, 2003, and the fiscal year ended May 31, 2002 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we experienced a loss of $152,416 during the six months ended November 30, 2003, had a cash balance of $13,637, and an accumulated deficit of $17,226,288 as of November 30, 2003. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002.

Revenues

There were no revenues for the three months ended November 30, 2003 and 2002.

Operating Expenses

Our expenses include research and development and general and administrative. Research and development consists of laboratory expenses, consulting expenses, test expenses, and other costs associated with the development of products not yet being marketed. General and administrative expenses include the salaries and benefit costs of management and other non-manufacturing employees, sales and marketing expenses, rent, accounting, legal, and operational costs. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter.

Research and Development Costs

There were no research and development costs for the three months ended November 30, 2003 and 2002.

General and Administrative Expenses

Direct costs were $78,012 for the three months ended November 30, 2003, as compared with $89,487 for the three months ended November 30, 2002. The decrease was primarily due to lower miscellaneous expenses, accounting fees, and accrual of interest charged on accounts payable.

Interest Expense.

Interest expense was $0 for the three months ended November 30, 2003 as compared to $99,957 for the three months ended November 30, 2002. This interest consists of interest accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. During the fiscal year ending May 31, 2003, both companies agreed to stop accruing interest on the advanced funds. Our Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss

Net loss was approximately $78,009 for the three months ended November 30, 2003 as compared to $162,555 for the three months ended November 30, 2002. The decrease in the net loss is due primarily to the decrease in interest expense and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED MAY 31, 2002 AND 2001

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

Our cash and cash equivalents were $13,637 at November 30, 2003 (down from $42,677 at May 31, 2003). This decrease was due to a decrease of cash inflow from contributed capital.

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

Item 4. Other Information
-------------------------

Item 1. Legal Proceedings

     Not applicable.

Item 2. Change in Securities

     During the three months ended November 30, 2003, we issued 0 shares of restricted common stock.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

The following exhibits are included herein:

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification of Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Director Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                      INDEX

Part I.  Financial Information


         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet at November 30, 2003
                  (Unaudited)                                                   F-1

                  Condensed Consolidated Statements of Operations for the
                  three months ended November 30, 2003 and 2002 (Unaudited)     F-2

                  Condensed Consolidated Statements of Cash Flows for the
                  three months ended November 30, 2003 and 2002 (Unaudited)     F-3

                  Notes to Condensed Consolidated Financial Statements          F-4-F-8

        Item 2.   Management's Discussion and Analysis or Plan of Operation

        Item 3.   Control and Procedures

Part II.  Other Information



                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                           (Development Stage Companies)
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

                                                                 November 30, 2003
                                                                 -----------------
                                      ASSETS

Current assets:
   Cash and cash equivalents                                       $     13,637
   Other current assets                                                   3,166
                                                                   ------------

      Total current assets                                               16,803
                                                                   ------------

Property and equipment
   Property and equipment                                                 3,593
   Less: accumulated depreciation                                        (3,593)
                                                                   ------------

      Total property and equipment, net                                      (0)
                                                                   ------------

Other assets                                                              7,576
                                                                   ------------

      Total assets                                                 $     24,379
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                247,886
   Accrued compensation                                               3,386,853
   Advances from affiliates                                           4,539,346
                                                                   ------------

      Total current liabilities                                       8,174,085
                                                                   ------------

Minority interest in consolidated subsidiary                            191,300
                                                                   ------------

Commitments and contigencies

Stockholders' deficit:
   Preferred stock, $0.001 par value; 25,000,000 shares
    authorized; no shares issued and outstanding                           --
   Common stock, $0.001 par value; 400,000,000 shares
    authorized; 160,485,487 shares issued and outstanding               160,472
   Subscriptions receivable                                            (165,000)
   Additional paid-in capital                                         8,889,810
   Deficit accumulated during the development stage                 (17,226,288)
                                                                   ------------

      Total stockholders' deficit                                    (8,341,006)
                                                                   ------------

      Total liabilities and stockholders' deficit                  $     24,379
                                                                   ============


              See independent auditors' report and accompanying notes
                       to consolidated financial statements.


                             MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                     (Development Stage Companies)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                                         For The Three    For The Three    For The Six
                                                         Months Ended     Months Ended     Months Ended
                                                         November 30,     November 30,     November 30,
                                                             2003              2002             2001
                                                         -------------    -------------    -------------


Revenue                                                  $        --      $        --      $        --
                                                         -------------    -------------    -------------

Operating expenses:
   Research and development                                       --               --               --
   General and administrative                                   78,012           89,487          152,477
                                                         -------------    -------------    -------------

      Total Operating expenses                                  78,012           89,487          152,477
                                                         -------------    -------------    -------------

Loss before other income (expense)                             (78,012)         (89,487)        (152,477)
                                                         -------------    -------------    -------------

Other income (expense):
   Interest expense                                               --            (99,957)            --
   Interest income                                                   3               58               61
   Other income, net                                              --             26,831             --
   Gain on write-down of accounts payable                         --               --               --
                                                         -------------    -------------    -------------

      Total other income (expenses)                                  3          (73,068)              61
                                                         -------------    -------------    -------------

Loss before minority interest in losses of subsidiary          (78,009)        (162,555)        (152,416)
                                                         -------------    -------------    -------------

Minority interest in losses of subsidiary                         --               --               --
                                                         -------------    -------------    -------------

Net (loss) income                                        $     (78,009)   $    (162,555)   $    (152,416)
                                                         =============    =============    =============

Net (loss) income available to common stockholders per common share:

Net (loss) income per common share - basic and diluted   $        --      $        --      $        --
                                                         =============    =============    =============

Weighted average shares outstanding:
   Basic                                                   155,512,905      150,019,931      160,214,449
                                                         =============    =============    =============

   Diluted                                                 155,512,905      150,019,931      160,214,449
                                                         =============    =============    =============


     See independent auditors' report and accompanying notes to consolidated financial statements.


                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For The Six
                                                                    Months Ended
                                                                    November 30,
                                                                         2003
                                                                    ------------

Cash flows from operating activities:
   Net loss                                                           $(152,416)
   Adjustments to reconcile net )loss) income to
    net cash used in operating activities:
      Depreciation and amortization                                         201
      Changes in operating assets and liabilities:
         Other currents assets                                           (3,166)
         Other assets                                                        61
         Accounts payable and accrued expenses                          (13,984)
         Accrued compensation                                           112,666
                                                                      ---------

   Net cash used in operating activities                                (56,638)

Cash flows used in investing activities:
   Purchases of furniture and equipment                                    --
                                                                      ---------

Cash flows from financing activities:
   Proceeds from sale of stock and exercise options, net                 60,222
                                                                      ---------

   Net cash provided by financing activities                             60,222
                                                                      ---------

Net change in cash and cash equivalents                                   3,584

Cash and cash equivalents, beginning of period                           10,053
                                                                      ---------

Cash and cash equivalents, end of period                              $  13,637
                                                                      =========



             See independent auditors' report and accompanying notes
                      to consolidated financial statements.

                                       F-3

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2003 (Unaudited)


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

     Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of managements, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three months ended November 30, 2003 are not necessarily indicative of the results to be expected for the full year ending May 31, 2004.

     Going Concern

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $152,416 during the three months ended November 30, 2003 and $612,894 during the year ended May 31, 2003. In addition, at November 30, 2003, the Company's deficit accumulated during the development stage was $17,226,288 and the Company had negative working capital of $8,157,282. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying condensed consolidated financial statements do not include any adjustments relating to the

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2003 (Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

     Going Concern (cont.)

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

     Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at November 30, 2003. There can be no assurance, however, that market conditions will not change which could result in impairment on long-lived assets in the future.

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

     Income Taxes

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2003 (Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

     Income Taxes (cont.)

     affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

     Loss Per Share

     Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. 346,152 and 346,152 shares were considered additional common stock equivalents at November 30, 2003 and 2002, respectively. For the three months ended November 30, 2003 and 2002, the Company incurred net losses; therefore, potential common shares are ignored as their effect would be anti-dilutive.

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

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2003 (Unaudited)


NOTE C - COMMITMENTS AND CONTINGENCIES

     Leases

     Currently, the Company uses its operating facilities provided by its Chief Executive Officer, without a license agreement. During the three months ended November 30, 2003, and the year ended May 31, 2003, the Company incurred approximately $9,000 and $18,000, respectively, of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future.

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


NOTE D - STOCKHOLDERS' DEFICIT

     During the three months ended November 30, 2003, the Company issued zero shares of restricted common stock.

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2003 (Unaudited)


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

     For the three months ended November 31, 2003 and the year ended May 31, 2003, the Company exercised no put options.


NOTE F - RELATED PARTY TRANSACTIONS

     During the three months ended November 30, 2003 the Company accrued $3,000 of rent payable to the Chief Executive Officer in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

     Since inception, the Company has received advances from Petro-Med, Inc., an affiliate, to fund its working capital requirements. At November 30, 2003, the Company maintained short-term advances from affiliates of $4,539,346 which are due on demand. Accrued interest is attributed to and included in the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. During fiscal year ended May 31, 2003, both partners agreed to stop accruing interest on these advances. Interest expense on the advances were $0 and $99,957 for the three months ended November 30, 2003 and 2002, respectively.

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

Meditech Pharmaceuticals, Inc.





     By: /s/ Gerald N. Kern
     ----------------------
     Gerald N. Kern, Chairman and Chief Executive Officer



Dated: January 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.



     /s/  Gerald N. Kern                          Dated: January 15, 2004
     -----------------------------
          Gerald N. Kern, Chairman and
          Chief Executive Officer

     /s/  Steven I. Kern                          Dated: January 15, 2004
     -----------------------------
          Steven I. Kern, Director

     /s/  Cynthia S. Kern                         Dated: January 15, 2004
     -----------------------------
          Cynthia S. Kern, Vice Chairman,
          Director and Secretary

     /s/  Harry Hall                              Dated: January 15, 2004
     -----------------------------
          Harry Hall, Director

     /s/  Lester F. Goldstein                     Dated: January 15, 2004
     -----------------------------
          Lester F. Goldstein, Director