Form 10QSB
period 2004-02-29
MEDITECH PHARMACEUTICALS INC
filed 2004-04-14
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended February 29, 2004.

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

ON FEBRUARY 29, 2004, THERE WERE 168,685,487 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES     NO X
                                                              ------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

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

Going Concern

Our condensed consolidated financial statements for the three months ended February 29, 2004, and the fiscal year ended May 31, 2003 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we experienced a loss of $223,338 during the nine months ended February 29, 2004, had a cash balance of $76,380, and an accumulated deficit of $17,297,210 as of February 29, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED FEBRUARY 29, 2004 AND 2003.

Revenues

There were no revenues for the three months ended February 29, 2004 and 2003.

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

Research and Development Costs

There were no research and development costs for the three months ended February 29, 2004, as compared with $30,360 for the three months ended February 28, 2003.

General and Administrative Expenses

Direct costs were $69,426 for the three months ended February 29, 2004, as compared with $118,523 for the three months ended February 28, 2003. The decrease was primarily due to lower miscellaneous expenses, accounting fees, and accrual of interest charged on accounts payable.

Interest Expense.

Interest expense was $0 for the three months ended February 29, 2004 and February 28, 2003. This interest consists of interest accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. During the fiscal year ending May 31, 2003, both companies agreed to stop accruing interest on the advanced funds. Our Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss

Net loss was approximately $69,422 for the three months ended February 29, 2004 as compared to $148,807 for the three months ended February 28, 2003. The decrease in the net loss is due primarily to the decrease in interest expense and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED MAY 31, 2003 AND 2002

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

Our cash and cash equivalents were $76,380 at February 29, 2004 (up from $66,327 at May 31, 2003). This increase was due to an increase of cash inflow from contributed capital.

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

Item 4. Other Information
-------------------------

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Change in Securities

         During the three months ended February 29, 2004, we issued 8,200,000 shares of restricted common stock.

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

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification of Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Director Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                      INDEX


Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet at February 29, 2004
              (Unaudited)                                                   F-1

              Condensed Consolidated Statements of Operations for the
              three months ended February 29, 2004 and 2003 (Unaudited)     F-2

              Condensed Consolidated Statements of Cash Flows for the
              three months ended February 29, 2004 and 2003 (Unaudited)     F-3

              Notes to Condensed Consolidated Financial Statements      F-4-F-8

    Item 2.   Management's Discussion and Analysis or Plan of Operation

    Item 3.     Control and Procedures

Part II.  Other Information

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
================================================================================

                                                             February 29, 2004
                                                             ------------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                     $     76,380
  Other receivables                                                    3,166
                                                                ------------

    Total current assets                                              79,546
                                                                ------------

Property and equipment
  Property and equipment                                               5,366
  Less: accumulated depreciation                                      (3,642)
                                                                ------------

    Total property and equipment, net                                  1,724
                                                                ------------

Other assets, net of amortization                                      7,512
                                                                ------------

    Total assets                                                $     88,782
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                              246,461
  Accrued compensation                                             3,441,603
  Advances from affiliates                                         4,529,346
                                                                ------------

    Total current liabilities                                      8,217,410
                                                                ------------

Minority interest in consolidated subsidiary                         191,300
                                                                ------------

Commitments and contigencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 25,000,000 shares
   authorized; no shares issued and outstanding                         --
  Common stock, $0.001 par value; 400,000,000 shares
   authorized; 168,685,487 shares issued and outstanding             178,672
  Subscriptions receivable                                          (165,000)
  Additional paid-in capital                                       8,963,610
  Deficit accumulated during the development stage               (17,297,210)
                                                                ------------

    Total stockholders' deficit                                   (8,319,928)
                                                                ------------

    Total liabilities and stockholders' deficit                 $     88,782
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



                             MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                     (Development Stage Companies)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                           For The Three        For The Three        For the Nine
                                                           Months Ended         Months Ended         Months Ended
                                                           February 29,         February 28,         February 29,
                                                               2004                 2003                 2004
                                                           -------------        -------------        -------------

Revenue                                                    $        --          $        --          $        --
                                                           -------------        -------------        -------------
Operating expenses:
  Research and development                                          --                 30,360                 --
  General and administrative                                      69,426              118,523              223,403
                                                           -------------        -------------        -------------

    Total Operating expenses                                      69,426              148,883              223,403
                                                           -------------        -------------        -------------

Loss before other income (expense)                               (69,426)            (148,883)            (223,403)
                                                           -------------        -------------        -------------
Other income (expense):
  Interest income                                                      4                   67                   65
  Other income, net                                                 --                      9                 --
                                                           -------------        -------------        -------------

Total other income (expenses)                                          4                   76                   65
                                                           -------------        -------------        -------------

Loss before minority interest in losses of subsidiary            (69,422)            (148,807)            (223,338)
                                                           -------------        -------------        -------------

Minority interest in losses of subsidiary                           --                   --                   --
                                                           -------------        -------------        -------------

Net (loss) income                                          $     (69,422)       $    (148,807)       $    (223,338)
                                                           =============        =============        =============

Net (loss) income available to common
 stockholders per common share:

Net (loss) income per common share - basic and diluted     $        --          $        --          $        --
                                                           =============        =============        =============

Weighted average shares outstanding:
  Basic                                                      161,980,378          157,096,723          160,214,449
                                                           =============        =============        =============

  Diluted                                                    161,980,378          157,096,723          160,214,449
                                                           =============        =============        =============

            See independent auditors' reports and accompanying notes to consolidated financial statements.

                                                        F-2

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
================================================================================

                                                                    For The Nine
                                                                    Months Ended
                                                                    February 29,
                                                                        2004
                                                                    ------------

Cash flows from operating activities:
   Net loss                                                           $(223,338)
   Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
     Depreciation and amortization                                          372
     Changes in operating assets and liabilities:
       Other currents assets                                             (2,379)
       Other assets                                                       9,587
       Accounts payable and accrued expenses                            (38,556)
       Advances from affiliates                                         (10,000)
       Accrued compensation                                             240,000
                                                                      ---------

   Net cash used in operating activities                                (24,314)

Cash flows used in investing activities:
   Purchases of furniture and equipment                                  (1,724)
                                                                      ---------

Cash flows from financing activities:
   Proceeds from sale of stock and exercise options, net                 82,000
                                                                      ---------

   Net cash provided by financing activities                             82,000
                                                                      ---------

Net change in cash and cash equivalents                                  55,962

Cash and cash equivalents, beginning of period                           20,418
                                                                      ---------

Cash and cash equivalents, end of period                              $  76,380
                                                                      =========

            See independent auditors' reports and accompanying notes
                     to consolidated financial statements.

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (Unaudited)
================================================================================


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

     Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of managements, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three months ended February 29, 2004 are not necessarily indicative of the results to be expected for the full year ending May 31, 2004.

     Going Concern

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $69,422 during the three months ended February 29, 2004 and $612,894 during the year ended May 31, 2003. In addition, at February 29, 2004, the Company's deficit accumulated during the development stage was $17,297,210 and the Company had negative working capital of $8,137,864. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying condensed consolidated financial statements do not include any adjustments relating to

                 MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (Unaudited)
================================================================================


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

     Going Concern (cont.)

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

     Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at February 29, 2004. There can be no assurance, however, that market conditions will not change which could result in impairment on long-lived assets in the future.

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

                 MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (Unaudited)
================================================================================


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

     Income Taxes (cont.)

     affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

     Loss Per Share

     Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. 346,152 shares were considered additional common stock equivalents at February 29, 2004 and 2003. For the three months ended February 29, 2004 and 2003, the Company incurred net losses; therefore, potential common shares are ignored as their effect would be anti-dilutive.

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

                 MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (Unaudited)
================================================================================


NOTE C - COMMITMENTS AND CONTINGENCIES

     Leases

     Currently, the Company uses its operating facilities provided by its Chief Executive Officer, without a license agreement. During the three months ended February 29, 2004, and the year ended May 31, 2003, the Company incurred approximately $4,500 and $18,000, respectively, of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future.

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


NOTE D - STOCKHOLDERS' DEFICIT

     During the three months ended February 29, 2004, the Company issued 8,200,000 shares of restricted common stock to various third parties for cash proceeds of $82,000.

                 MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (Unaudited)
================================================================================


NOTE D - STOCKHOLDERS' DEFICIT (cont.)

     During the three months ended February 29, 2004, the Company issued 1,000,000 shares of restricted common stock to two consultants (500,000 shares each) as payment of $10,000 for a loan payable provided to Meditech.


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

     For the three months ended February 29, 2004 and the year ended May 31, 2003, the Company exercised no put options.


NOTE F  - RELATED PARTY TRANSACTIONS

     Since inception, the Company has received advances from Petro-Med, Inc., an affiliate, to fund its working capital requirements. At February 29, 2004, the Company maintained short-term advances from affiliates of $4,539,346 which are due on demand. Accrued interest is attributed to and included in the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. During fiscal year ended May 31, 2003, the partners of both companies agreed to stop accruing interest on these advances. Interest expense on the advances were $0 and $99,957 for the three months ended February 29, 2004 and 2003, respectively.

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





/s/  Gerald N. Kern                          Dated: 04/13/04
------------------------------------
     Gerald N. Kern, Chairman and
     Chief Executive Officer

/s/  Steven I. Kern                          Dated: 04/13/04
------------------------------------
     Steven I. Kern, Director

/s/  Cynthia S. Kern                         Dated: 04/13/04
------------------------------------
     Cynthia S. Kern, Vice Chairman,
     Director and Secretary

/s/  Harry Hall                              Dated: 04/13/04
------------------------------------
     Harry Hall, Director

/s/  Lester F. Goldstein                     Dated:  04/13/04
------------------------------------
     Lester F. Goldstein, Director