Form 10KSB
period 2004-05-31
MEDITECH PHARMACEUTICALS INC
filed 2004-08-30
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
-------------------------                                 ----------------------
MAY 31, 2004                                                     0-12561


                         MEDITECH PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



    NEVADA                                                     95-3819300
---------------                                            -------------------
(STATE OR OTHER                                             (I.R.S.EMPLOYER
JURISDICTION OF                                            IDENTIFICATION NO.)
ORGANIZATION)


                        10105 E. VIA LINDA, #103, PMB-382
                                 SCOTTSDALE, AZ                   85258
                     --------------------------------------      --------
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

$3,433,710 (COMPUTED ON THE BASIS OF $0.020 PER SHARE OF COMMON STOCK) AS OF JULY 20, 2004.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

171,685,487 SHARES OF $.001 PAR VALUE COMMON STOCK AS OF MAY 31, 2004.

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

Item 2. Properties
------------------

We currently operate out of space owned by Gerald Kern, our Chairman and CEO, that is provided to us at nominal cost. This space will not be adequate for operations as we move forward. We anticipate acquiring an office if and when revenue permits.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

The Company's common stock is traded on the over-the-counter (OTC) market. On May 31, 2004, the closing bid price for the common stock of the Company was $.018. The high and low closing bid prices during the quarterly fiscal periods indicated were as follows:

            Quarter Ended                Low Bid              High Bid
          ------------------           -----------          ------------

          August 31, 2002                 .020                  .030
          November 30, 2002               .010                  .020
          February 28, 2003               .050                  .060
          May 31, 2003                    .080                  .090
          August 31, 2003                 .040                  .090
          November 30, 2003               .040                  .060
          February 28, 2004               .030                  .080
          May 31, 2004                    .020                  .030


Some of the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's common stock was reported on NASDAQ through April 30, 1986, at which time it was delisted because of failure to meet the minimum capital, surplus and asset requirements of the NASD by-laws.

As of May 31, 2004 there were approximately 3,000 holders of record of the Company's outstanding shares of common stock.

The Company has not paid any dividends to its shareholders and has no present intention of changing this policy.

The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended May 31, 2004.

1. During the year ended May 31, 2004, we granted 3,000,000 shares of our common stock as payment against a loan given to Meditech. The loan of $30,000 was paid off through this issuance.

2. During the year ended May 31, 2004, we issued an aggregate of 9,800,000 shares of our common stock for cash of $142,222.

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

Since we became a public company, our operations have related primarily to securing patents, initiating and continuing clinical tests, recruiting personnel and raising capital. Through May 31, 2004, we have derived our revenues from the sale of a license option to INR to develop and market new patented products.

Going Concern

The Company's independent certified public accountants have stated in their report included in this Form 10KSB, that the consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a loss of $307,866 during the year ended May 31, 2004, had a cash balance of approximately $58,964, and had a deficit accumulated during the development stage of approximately $17.4 million and a stockholders' deficit of approximately $8.4 million at May 31, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2004 AND 2003.

Sources of Revenues and Revenue Recognition

Our revenues were $0 in 2004 and $27,132 in 2003. Revenues in 2003 consisted entirely of the fees paid to us for consulting services rendered during the fiscal year.

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

Research and Development Costs. Direct research and development costs for 2004 were $0. Research and development costs for 2003 were $30,000, which consisted of additional costs of the clinical trials on the products. The decrease results from a slowdown in the testing done on potential product offerings.

General and Administrative Expenses. Direct costs were $307,936 for 2004, as compared with $412,611 for 2003. The decrease was primarily due to lower miscellaneous expenses, accounting fees, and accrual of interest charged on accounts payable, which was partially offset by an increase in consulting and legal fees. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to OTC products reaching the market and the sale of additional product licenses. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

Interest Expense. Interest expense was $0 for 2004 as compared to $197,699 for 2003. This interest consists of interest accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. During the fiscal year ending May 31, 2003, both companies agreed to stop accruing interest on the advanced funds. Our Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss. Net loss was approximately $307,866 for 2004 and $612,894 for 2003. The decrease in the net loss in fiscal year 2004 is due primarily to the decrease in interest expense and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEARS ENDED MAY 31, 2004 AND 2003

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

Our cash and cash equivalents were $58,964 at May 31, 2004 (up from $10,053 at May 31, 2002). This increase was due to the increase of cash inflow from contributed capital.

Net cash used in operations in 2004 was approximately $91,538, as compared to cash used in operations of $115,724 in 2003. Cash was used in operations in fiscal year 2004 for payment of accounting, consulting, legal and travel expenses.

Net cash used in investing activities in 2004 and 2003 was approximately $1,773 and $0, respectively, which was due to purchases of office equipment.

Net cash provided by financing activities in 2004 was approximately $142,222, as compared to $94,000 in 2003. This increase was primarily due to proceeds received from the sale of restricted stock.

On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC which was amended and restated on February 15, 2001. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that the registration statement registering the resale of these shares became effective, which was May 4, 2001. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. Through May 31, 2004, we have received $118,946 from Swartz under this agreement.

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

Inflation

The Company has no experience with respect to the effect of inflation on its business. However, the pharmaceutical industry is well developed and, based on management's understanding of the industry, it believes that inflation will not have a significant impact on the results of the Company's operations in the future.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
The financial statements required by this item are set forth as indicated in
Item 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

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

                                                                         Year
                                                                         first
           Name                  Age             Office                 elected
     ----------------------     -----     ------------------------      -------

     Gerald N. Kern              66       Chairman of the Board           1982
                                          Chief Executive Officer,
                                          Director

     Cynthia S. Kern             54       Vice Chairman                   2001
                                          Secretary                       1983

     Steven I. Kern              37       President and Director          2001
                                          Chief Operating Officer         2000
                                          Chief Financial Officer

     Lester F. Goldstein         60       Director                        1983

     Harry Hall                  69       Director                        1990


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

Steven I. Kern
Director

Mr. Steven I. Kern has served as a director of our Company and as our President since August 2001, and as our Chief Operating Officer and Chief Financial Officer since February 2000. During fiscal year 2003, he resigned as Chief Operating Officer and Chief Financial Officer. Prior to joining our Company, Mr. Kern was the Vice President of Marketing for Financial Management Advisors, Inc. from February 1999 to January 2000. From July 1996 to January 1999, Mr. Kern served as a Vice President for Merrill Lynch in its Private Client Group. Mr. Kern was also a Vice President for Smith Barney from October 1993 to July 1996. He graduated from the University of California, Los Angeles with a B.A. in English.

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

Mrs. Kern is the wife of, and Mr. Steven Kern is the son of, Mr. Gerald Kern, our Chairman and Chief Executive Officer.

Item 11. Executive Compensation

The following table sets forth all cash compensation for the fiscal years ended
May 31, 2004, 2003 and 2002 for (1) the Company's Chief Executive Officer and
(2) each of its most highly compensated executive officers whose aggregate cash compensation exceeded $100,000.

                                                      Summary Compensation Table
                                                        Annual Compensation                    Long-Term Compensation Award
                                   --------------------------------------------------------    -----------------------------
                                                                                                                 Securities
           Name and                                                                              Restricted      Underlying
      Principal Position           Fiscal Year         Salary         Bonus        Other        Stock Awards       Options
-------------------------------    -----------     -------------     -------    -----------     ------------    ------------
Gerald N. Kern                        2004         $ 150,000 (1)      $ 0        $12,000(1)          0                     0
  Chairman of the Board and           2003         $ 150,000 (1)      $ 0        $12,000(1)          0               500,000
  Chief Executive Officer             2002         $ 150,000 (1)      $ 0        $12,000(1)          0            24,050,000



Steven I. Kern                        2004         $      0  (2)      $ 0        $ 0    (2)          0                     0
  Chief Operating Officer and         2003         $   30,000(2)      $ 0        $ 3,000(2)          0               500,000
   Chief Financial Officer            2002         $ 120,000 (2)      $ 0        $12,000(2)          0            22,050,000

--------------
(1) The Company accrued the total annual compensation for the last three fiscal years.

(2) The Company accrued the total annual compensation for the last three fiscal years.

                                       10



OPTION GRANTS IN FISCAL 2004

The following table provides information concerning grants of options to purchase the Company's common stock that we made to (1) the Company's Chief
Executive Officer and (2) each of its most highly compensated executive officers whose cash compensation exceeded $100,000 during the fiscal year ended May 31, 2004. We did not grant stock appreciation rights to these individuals during fiscal year ended May 31, 2004 and 2003.

                            Number of           Percentage of Total
                           Securities           Options Granted to
                           Underlying           Employees in Fiscal      Exercise Price       Expiration
    Name                 Options Granted              2004                  Per Share           Date
-----------------     --------------------      -------------------      --------------       ----------
Gerald N. Kern               500,000                  13%                    $0.010            12/24/07


Steven I. Kern               500,000                  13%                    $0.010            12/24/07



OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table provides information on option exercises in the fiscal year ended May 31, 2004, by the Named Executive Officers and the value of unexercised options held by the Named Executive Officers as of May 31, 2004.


                                                   Number of securities underlying       Value of unexercised in-the-money
                                                 unexercised options at May 31, 2004         options at May 31, 2004
                                                 ------------------------------------   ----------------------------------

                       Shares
                      Acquired
                         on           Value
     Name             Exercise     Realized (1)    Exercisable       Unexercisable      Exercisable (1)     Unexercisable
--------------       ----------     ----------      ----------       -------------      --------------      --------------

Gerald N. Kern                0              0      25,550,000                 0             500,000                   0
                     ==========     ==========      ==========        ==========          ==========          ==========

Steven I. Kern                0              0      24,550,000                 0            500,000                   0
                     ==========     ==========      ==========        ==========          ==========          ==========

(1) Based on the closing price of our common stock of $0.018 for the last business day of the fiscal year ended May 31, 2004.

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

The following table sets forth, as of May 31, 2004, the composition of the Company's equity compensation plans:

                                                        EQUITY COMPENSATION PLANS

                                                      (a)                       (b)                          (c)
                                       ---------------------------    ----------------------     ------------------------------
                                                                                                     Number of Securities
                                                                        Weighted-average         Remaining Available for Future
                                       Number of Securities to be       Exercise Price of            Issuance Under Equity
                                        Issued upon Exercise of            Outstanding            Compensation Plans (excluding
                                         Outstanding Options,           Options, Warrants         Securities reflected in Column
                                          Warrants and Rights               and Rights                        (a))
           Plan Category                        (#)                             ($)                           (#)
------------------------------         ---------------------------    ----------------------     ------------------------------
Equity compensation plans
approved by security holders                                 0          $              0                            0

Equity compensation plans not
approved by security holders                        57,890,000                      0.06                            0
                                          --------------------          ----------------                -------------

Total                                               57,890,000          $           0.06                            0
                                          ====================          ================                =============

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth, as of May 2004, the stock ownership of each officer and director of our Company, of all our officers and directors as a group, and of each person known by us to be a beneficial owner of five percent or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 10105 E. Via Linda, No. 103, Scottsdale, Arizona 85258.

Name and Address                  Amount and Nature                   Percentage
of Beneficial Owner (1)           of Beneficial Ownership              of Class
-----------------------           -----------------------             ----------

Gerald N. Kern                    58,316,794       (2)                  27.3%

Petro-Med, Inc.                   26,256,794                            12.3%

Steven I. Kern                    24,905,000       (3)                  11.7%

Cynthia S. Kern                    3,455,000       (4)                   1.6%

Lester Goldstein                   1,490,000       (5)                    *

Harry Hall                         1,100,000       (6)                    *

Immune Network, Limited            9,145,000                             4.3%
3650 Westbrook Mall
Vancouver, Canada, BC V6S ZLZ

All directors & officers          89,266,794                            41.8%
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

The following table sets forth, as of May 31, 2004, the shares of common stock of Petro-Med owned of record and beneficially by certain officers and directors of the Company and by all such officers and directors of the Company as a group.

           Name                             Shares Owned     Percentage of Class
     ------------------------             ---------------    -------------------

     Gerald N. Kern                       3,613,840   (1)           15.85%

     Lester F. Goldstein                      8,000                  0.4%

     All directors and officers as a
       group (4 persons)                  3,621,840                 15.89%

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

At May 31, 2004, the Company maintained short-term advances from affiliates of $4,539,346 which are due on demand. Accrued interest is attributed to the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. During fiscal year 2003, both partners agreed to stop accruing interest on the advanced funds. Interest expense on the advances was $0 and $197,699 for the years ended May 31, 2004 and 2003, respectively.

                                     Part IV

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

Index to Financial Statements

INDEPENDENT AUDITORS' REPORTS................................................F-1

CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of May 31, 2004........................F-2

        Consolidated Statements of Operations for the years ended
          May 31, 2003 and 2002 and for the period from May 4, 1982
         (date of inception) through May 31, 2004............................F-3

        Consolidated Statements of Stockholders' Deficit for the years ended May 31, 2003 and 2002 and for the period from May 4, 1982 (date of inception) through May 31, 2004...F-4 - F-10

        Consolidated Statements of Cash Flows for the years ended
          May 31, 2003 and 2002 and for the period from May 4, 1982
          (date of inception) through May 31, 2004..........................F-11

        Notes to Consolidated Financial Statements for the years
          ended May 31, 2004 and 2003................................F-12 - F-21

Board of Directors
Meditech Pharmaceuticals, Inc.
Scottsdale, AZ


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheet of Meditech Pharmaceuticals, Inc. and subsidiary (development stage companies) (the "Company") as of May 31, 2004, and related consolidated statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the Untied States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended May 31, 2004, the Company incurred a net loss of $307,866. In addition, at May 31, 2004, the Company had an accumulated deficit during development stage of $17,098,644 and a negative working capital of $8,201,462. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note A of the consolidated financial statement, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




MGB Partners, LLP
Los Angeles, CA
August 27, 2004

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                           CONSOLIDATED BALANCE SHEET
       FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
================================================================================



                                     ASSETS


                                                                   May 31, 2004
                                                                   ------------

Current assets:
      Cash and cash equivalents                                    $     58,964
                                                                   ------------

          Total current assets                                           58,964

Property and equipment
      Property and equipment                                              5,366
      Less: accumulated depreciation                                     (4,508)
                                                                   ------------

          Total property and equipment, net                                 858

Other assets                                                              7,448
                                                                   ------------
          Total assets                                             $     67,270
                                                                   ============


            LIABILITIES AND STOCKHOLDERS' DEFICIT





Current liabilities:
      Accounts payable and accrued expenses                        $    257,893
      Accrued compensation                                            3,493,187
      Advances from affiliates                                        4,509,346
                                                                   ------------

          Total current liabilities                                   8,260,425

Minority interest in consolidated subsidiary                            191,300

Commitments and contigencies

Stockholders' deficit:
      Preferred stock, $0.001 par value; 25,000,000 shares
        authorized; no shares issued and outstanding
      Common stock, $0.001 par value; 400,000,000 shares
        authorized; 171,685,487 shares issued and outstanding           198,672
      Subscriptions receivable                                         (165,000)
      Additional paid-in capital                                      8,963,610
      Deficit accumulated during the development stage              (17,381,738)
                                                                   ------------

           Total stockholders' deficit                               (8,384,455)
                                                                   ------------
           Total liabilities and stockholders' deficit             $     67,270
                                                                   ============


               See independent auditors' report and accompanying
                   notes to consolidated financial statements.



                              MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                      (Development Stage Companies)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
=======================================================================================================



                                                                                         For The Period
                                                                                          May 14,1982
                                                        For The Year     For The Year      (Date of
                                                           Ended            Ended         of Inception
                                                        May 31, 2004     May 31, 2003     May 31, 2004
                                                        -------------    -------------    -------------
Revenue                                                 $        --      $      27,132    $     125,000
                                                        -------------    -------------    -------------

Operating expenses:
     Research and development                                    --             30,000        1,869,450
     General and administrative                               307,936          412,611       13,579,522
     General                                                     --               --            325,400
                                                        -------------    -------------    -------------

              Total Operating expenses                        307,936          442,611       15,774,372
                                                        -------------    -------------    -------------

Loss before other income (expense)                           (307,936)        (415,479)     (15,649,372)
                                                        -------------    -------------    -------------

Other income (expense):
     Interest expense                                            --           (197,699)      (3,241,675)
     Interest income                                               70              284          305,559
     Other income, net                                           --               --             81,612
     Gain on writedown of accounts payable                       --               --          1,405,232
                                                        -------------    -------------    -------------

              Total other income (expenses)                        70         (197,415)      (1,449,272)
                                                        -------------    -------------    -------------

Loss before minority interest in losses of subsidiary        (307,866)        (612,894)     (17,098,644)
                                                        -------------    -------------    -------------
Minority interest in losses of subsidiary                        --               --            329,800
                                                        -------------    -------------    -------------

Net (loss) income                                       $    (307,866)   $    (612,894)   $ (16,768,844)
                                                        =============    =============    =============

Net (loss) income available to common stockholders per common share:

Net (loss) income per common share  basic and diluted   $        --      $        --
                                                        =============    =============
Weighted average shares outstanding:
     Basic                                                164,901,971      155,512,905
                                                        =============    =============

     Diluted                                              164,901,971      155,512,905
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
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
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

                        MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                (Development Stage Companies)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
                                        (Continued)
===========================================================================================

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

                                         F-4(Con't)



                    MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                            (Development Stage Companies)
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
         FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
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

                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
                                        (Continued)
=======================================================================================


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
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
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

                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
                                       (Continued)
======================================================================================



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
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
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
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
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

                        MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                (Development Stage Companies)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
                                        (Continued)
===========================================================================================



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
          FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
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

                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
                                        (Continued)
==========================================================================================



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


                See independent auditors' report and accompanying
                   notes to consolidated financial statements

                                   F-9(Con't)



                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
==========================================================================================



                                         Common Stock              Treasury Stock
                                 ---------------------------   ---------------------------
                                    Shares         Amount         Shares         Amount
                                 ------------   ------------   ------------   ------------
Exercise of put option to
  Swartz LLC                        1,157,000          1,157           --             --

Shares to be returned from
  Swartz LLC                             --             --        3,843,000           --

Reimbursement for costs
  incurred to register common
  stock                                  --             --             --             --

Stock issued to consultant for
  fundraising activity                250,000            250           --             --

Stock options issued to
  consultants                            --             --             --             --

Stock issued for exercise of
  option                            2,500,000          2,500           --             --

Net loss                                 --             --             --             --
                                 ------------   ------------   ------------   ------------
Balance, May 31, 2002             152,725,487        152,712     12,737,945           --

Sale of Stock                       5,860,000          5,860           --             --

Stock issued to consultant            300,000            300           --             --

Stock options issued to
 consultants                             --             --             --             --

Net loss                                 --             --             --             --
                                 ------------   ------------   ------------   ------------

Balance, May 31, 2003             158,885,487   $    158,872     12,737,945   $       --

Sale of Stock                       9,800,000          9,800           --             --

Stock issued as forgiveness
 of debt                            3,000,000         30,000           --             --

Net loss                                 --             --             --             --
                                 ------------   ------------   ------------   ------------

Balance, May 31, 2004             171,685,487        198,672     12,737,945           --

                         MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                 (Development Stage Companies)
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
                                         (Continued)
=============================================================================================



                                                                  Deficit
                                                                Accumulated
                                                  Additional     During the
                                 Subscriptions      Paid-in      Development
                                  Receivable        Capital         Stage           Total
                                 ------------    ------------    ------------    ------------
Exercise of put option to
  Swartz LLC                             --            69,385            --            70,542

Shares to be returned from
  Swartz LLC                             --              --              --              --

Reimbursement for costs
  incurred to register common
  stock                                  --            14,637            --            14,637

Stock issued to consultant for
  fundraising activity                   --              (250)           --              --

Stock options issued to
  consultants                            --            56,400            --            56,400

Stock issued for exercise of
  option                                 --            72,500            --            75,000

Net loss                                 --              --          (972,073)       (972,073)
                                 ------------    ------------    ------------    ------------
Balance, May 31, 2002                (165,000)      8,725,848     (16,460,978)     (7,747,418)

Sale of Stock                            --            58,140            --            64,000

Stock issued to consultant               --            14,700            --            15,000

Stock options issued to
 consultants                             --            32,500            --            32,500

Net loss                                 --              --          (612,894)       (612,894)
                                 ------------    ------------    ------------    ------------

Balance, May 31, 2003                (165,000)   $  8,831,188    $(17,073,872)   $ (8,248,812)

Sale of Stock                            --           132,422            --           142,222

Stock issued as forgiveness
 of debt                                 --              --              --            30,000

Net loss                                 --              --          (307,866)       (307,866)
                                 ------------    ------------    ------------    ------------

Balance, May 31, 2004                (165,000)      8,963,610     (17,381,738)     (8,384,456)



                       See independent auditors' report and accompanying
                          notes to consolidated financial statements

                                          F-10(Con't)


                               MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                                       (Development Stage Companies)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE PERIOD MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
=========================================================================================================

                                                                                           For The Period
                                                                                             May 14,1982
                                                             For The Year    For The Year      (Date of
                                                                Ended           Ended        of Inception
                                                             May 31, 2004    May 31, 2003    May 31, 2004
                                                             ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                $   (307,866)   $   (612,894)   $(16,768,844)
     Adjustments to reconcile net )loss) income to
       net cash used in operating activities:
          Depreciation and amortization                             1,493           1,346         140,183
          Warrants and options issued to employees,
            vendors and consultants                                  --            32,500         851,000
          Minority interest in losses of subsidiary                  --          (329,800)
          Stock issued to employees, vendors and
            consultants                                              --            15,000       1,667,300
          Contributed services                                       --           463,050
          Accrued interest on advances from affiliates               --           197,697       3,241,648
          Gain on write-down of accounts payable                     --        (1,405,232)
          Changes in operating assets and liabilities:
              Other receivable                                       --               621            --
              Trade mark                                             (189)           --              (189)
              Other assets                                           --              (161)         (9,140)
              Accounts payable and accrued expenses                (3,976)          1,333       1,590,794
              Accrued compensation                                219,000         248,834       3,244,353
                                                             ------------    ------------    ------------

     Net cash used in operating activities                        (91,538)       (115,724)     (7,314,877)


Cash flows used in investing activities:
      Purchases of furniture and equipment                         (1,773)           --          (140,966)
                                                             ------------    ------------    ------------
Cash flows from financing activities:
     Proceeds from advances from affiliates, net                     --            30,000       2,190,800
     Proceeds from loan payable                                      --              --            71,000
     Proceeds from sale of stock and exercise options, net        142,222          64,000       5,320,568
     Cost incurred to register securities                            --              --           (62,336)
     Principal payments on advances from stockholder                 --              --           (43,500)
                                                             ------------    ------------    ------------

Net cash provided by financing activities                         142,222          94,000       7,476,532
                                                             ------------    ------------    ------------

Net change in cash and cash equivalents                            48,911         (21,724)         20,689


Cash and cash equivalents, beginning of period                     10,053          31,777            --
                                                             ------------    ------------    ------------

Cash and cash equivalents, end of period                     $     58,964    $     10,053    $     20,689
                                                             ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
              Interest                                       $       --      $       --      $       --
                                                             ============    ============    ============

              Income taxes                                   $       --      $       --      $       --
                                                             ============    ============    ============


                            See independent auditors' report and accompanying
                               notes to consolidated financial statements.



                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
--------------------------------------------------------------------------------



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

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $307,866 during the year ended May 31, 2004 and had a cash balance of approximately $58,964 at May 31, 2004. In addition, at May 31, 2004, the Company's deficit accumulated during the development stage was $17,381,738 and the Company had negative working capital of $8,201,462. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through equity financing and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt.

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

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
--------------------------------------------------------------------------------


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

     Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at May 31, 2004. There can be no assurance, however, that market conditions will not change which could result in impairment on long-lived assets in the future.

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

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
--------------------------------------------------------------------------------


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

     Stock-Based Compensation (cont.)


                                                         2004           2003
                                                      ----------     ----------
     Net (loss) income, as reported                     (307,866)      (612,896)

     Additional compensation expense under SFAS 123         --             --
                                                      ----------     ----------

     Pro forma net (loss) income                      $ (307,866)      (612,896)
                                                      ==========     ==========

     Pro forma net (loss) income per share            $     --       $     --
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

     Fair Value of Financial Instruments

     The carrying values of the Company's certain financial instruments as of May 31, 2004, including cash, accounts payable and accrued expenses, and accrued compensation, approximate their respective fair values due to their short-term nature. The fair value of advances from affiliates are not determinable as the transactions are with related parties.

     Concentration of Credit Risk

     The financial instrument which potentially subjects the Company to concentration of credit risk is cash and cash equivalents. The Company maintains cash and cash equivalents balances at certain high quality financial institutions, and at times such balances may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of May 31, 2004, there were no uninsured portions of cash.

     Loss Per Share

     Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company has incurred net losses for 2004 and 2003, potential common shares (totaling 3,800,000 and 3,800,000 shares, respectively) were excluded from the computation as the effect would be anti-dilutive.

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

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
--------------------------------------------------------------------------------


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

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
--------------------------------------------------------------------------------


NOTE B - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY (cont.)

     At May 31, 2004, the assets and liabilities of Viral were as follows:


     ASSETS

           Due from Meditech                             $    400,000
                                                         ------------
                 Total Assets                            $    400,000
                                                         ============


     LIABILITIES

           Accounts Payable                              $     5,000

           Due to Meditech                                    129,000
                                                         ------------

                 Total Liabilities                            134,000

     EQUITY                                                   266,000
                                                         ------------

                 Total Liabilities and Equity            $    400,000
                                                         ============

     Amounts recorded as minority interest in consolidated subsidiary on the accompanying consolidated balance sheet represent the pro rata portion of Viral's equity attributable to minority stockholders.



NOTE C - COMMITMENTS AND CONTINGENCIES

     Leases

     Currently, the Company uses its operating facilities provided by its Chief Executive Officer, without a license agreement. The Company incurred approximately $18,000 for the years ended May 31, 2004 and 2003 of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future (see Note G).

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

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
--------------------------------------------------------------------------------


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

     During the year ended May 31, 2004, the Company issued 3,000,000 shares of common stock as a payment against a loan. This issuance paid off the entire loan of $30,000.

     During the year May 31, 2004, the Company issued 9,800,000 shares of common stock for cash of $142,222.

     Stock Options

     The Company has no formal stock option plan. From time to time, the Company issues stock options pursuant to various agreements and other compensating arrangements.

     The following summarizes all transactions for the years ended May 31, 2004 and 2003 involving the Company's stock options:

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



                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
--------------------------------------------------------------------------------


NOTE D - STOCKHOLDERS' DEFICIT (cont.)

     Stock Options (cont.)

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

     Stock option activity for the years ended May 31, 2004 and 2003, is as follows:

                                                       2004                      2003
                                              -----------------------   -----------------------
                                                            Weighted                  Weighted
                                                            Average                   Average
                                                            Exercise                  Exercise
                                                Options      Price       Options       Price
                                              ----------   ----------   ----------   ----------
     Outstanding, beginning of year           57,890,000   $     0.06   54,140,000   $     0.14

     Granted                                        --         --        3,750,000         0.05

     Exercised                                      --         --             --

     Outstanding, end of year                 57,890,000         0.06   57,890,000         0.06
                                              ==========   ==========   ==========   ==========

     Exercisable, end of year                 57,890,000         0.06   53,640,000         0.06
                                              ==========   ==========   ==========   ==========

     Weighted average fair value of
     options granted                                             0.06                      0.05
                                                           ==========                ==========


     The following summarizes information about stock options outstanding at May
     31, 2004:


                                         Options Outstanding                     Options Exercisable
                             --------------------------------------------     ---------------------------
                                              Weighted
                                              Average           Weighted                        Weighted
                              Number of      Remaining          Average       Number of         Average
     Range of Exercise         Shares        Contractual        Exercise        Shares          Exercise
     Prices                  Outstanding     Life (Years)        Price        Exercisable         Price
     -----------------       -----------     ------------      ----------     -----------      ----------
     $ 0.010 - $ 0.028         7,650,000        5.4            $    0.020       7,650,000      $    0.018
     $ 0.050 - $ 0.056        46,990,000        6.9                 0.060      46,990,000           0.056
     $ 0.130 - $ 0.210         3,250,000        0.7                 0.210       3,250,000           0.206
                              ----------     ----------        ----------      ----------      ----------
                              57,890,000                       $    0.059      57,890,000      $    0.059
                              ==========                       ==========      ==========      ==========



     Pro Forma Stock Option Information

     Pro Forma information regarding net (loss) income is required by SFAS 123 and is determined as if the Company accounted for its employee stock options under the fair value method pursuant to SFAS 123,



                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
--------------------------------------------------------------------------------


NOTE D - STOCKHOLDERS' DEFICIT (cont.)

     Pro Forma Stock Option Information  (cont.)

     rather than the method pursuant to APB 25, as discussed in Note A. The fair value of these options is estimated at the date of grant based on the Black-Scholes options pricing model (the "Model") with the following assumptions for the years ended May 31, 2004 and 2003, respectively; risk free interest rate of 3.9% and 4.4%; expected dividend yield of 0%; expected life of the options of 5 years; and volatility factor of the expected market price of the Company's common stock of 88% and 207%.

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

     During the year ended May 31, 2004 and 2003, the Company exercised no put options.

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
--------------------------------------------------------------------------------


NOTE F - INCOME TAXES

     Significant components of the Company's defered tax assets and liabilities consisted of the following at May 31, 2004:

     Deferred Tax Assets:
        Reserve for finance charges                       $     57,416
        Accrued compensation                                 1,454,541
        Interest on related party advances                   1,375,430
        Net operating loss carryforwards                     1,022,330
        Valuation allowance                                 (3,909,717)
                                                          ------------
        Net deferred tax asset                            $       --
                                                          ============

     The valuation allowance decreased by $74,964 and increased by $571,681 during the years ended May 31, 2004 and 2003, respectively. No current provision for income taxes for the year ended May 31, 2004 and 2003 is required, since the Company incurred net operating losses through May 31, 2004.

     As of May 31, 2004, the Company had net operating loss carryforwards of approximately $1,771,838 for federal income tax reporting purposes available to offset future taxable income, which expire on 2019.

NOTE G  - RELATED PARTY TRANSACTIONS

     Since inception, the Company has received advances from Petro-Med, Inc., an affiliate, to fund its working capital requirements. At May 31, 2004, the Company maintained short-term advances from affiliates of $4,539,346 which are due on demand. Accrued interest is attributed to and included in the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. During fiscal year ended May 31, 2003, both partners agreed to stop accruing interest on these advances. Interest expense on the advances was $0 and $197,699 for the years ended May 31, 2004 and 2003, respectively.

     The Company maintains its primary place of business in facilities owned by the Chief Executive Office, for which it is charged rent expense (see Note
     C).



NOTE H - EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the years ended May 31, 2004 and 2003.



                          MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                                  (Development Stage Companies)
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE PERIOD OF MAY 4, 1982 (Date of Inception) THROUGH MAY 31, 2004
-----------------------------------------------------------------------------------------------


                                                                  2004                 2003
                                                               -----------          -----------
     Numerator for basic and diluted earning per share:

     Net loss contributed to common stockholders               $   307,866          $   612,896
                                                               ===========          ===========
     Denominator for basic and diluted earnings per share:

              Weighted average shares (basic)                  164,901,971          155,512,905

              Common stock equivalents                                --                   --
                                                               -----------          -----------
              Weighted average shares (dilutive)               164,901,971          155,512,905
                                                               ===========          ===========
     Basic and diluted earnings per share -
              Loss per common share                            $      0.00          $      0.00
                                                               ===========          ===========



Index to Exhibits

Exhibit No          Description
-----------         -----------

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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



Dated:    08/27/04

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.





/s/  Gerald N. Kern                          Dated: 08/27/04
------------------------------------
     Gerald N. Kern, Chairman and
     Chief Executive Officer

/s/  Steven I. Kern                          Dated: 08/27/04
------------------------------------
     Steven I. Kern, Director

/s/  Cynthia S. Kern                         Dated: 08/27/04
------------------------------------
     Cynthia S. Kern, Vice Chairman,
     Director and Secretary

/s/  Harry Hall                              Dated: 08/27/04
-----------------------------
     Harry Hall, Director

/s/  Lester F. Goldstein                     Dated: 08/27/04
------------------------------------
     Lester F. Goldstein, Director