Form 10QSB
period 2004-08-31
MEDITECH PHARMACEUTICALS INC
filed 2004-10-14
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended August 31, 2004.

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

                                    YES X  NO
                                       ---   ---
ON AUGUST 31, 2004, THERE WERE 171,685,487 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES   NO X
                                                                 ---  ---
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

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

Going Concern

Our condensed consolidated financial statements for the three months ended August 31, 2004, and the fiscal year ended May 31, 2004 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we experienced a loss of $71,843 during the three months ended August 31, 2004, had a cash balance of $38,720, and an accumulated deficit of $17,453,581 as of August 31, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003.

Revenues

There were no revenues for the three months ended August 31, 2004 and 2003.

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

Research and Development Costs

There were no research and development costs for the three months ended August 31, 2004 and 2003.

General and Administrative Expenses

Direct costs were $71,851 for the three months ended August 31, 2004, as compared with $74,465 for the three months ended August 31, 2003. The decrease was primarily due to lower miscellaneous expenses, accounting fees, and accrual of interest charged on accounts payable.

Interest Expense.

Interest expense was $0 for the three months ended August 31, 2004 and 2003. This interest consists of interest accrued at a rate of 9% simple interest per annum on funds advanced to the Company by Petro-Med Inc. During the fiscal year ending May 31, 2003, both companies agreed to stop accruing interest on the advanced funds. Our Company's Chief Executive Officer, Gerald N. Kern, also serves as Chairman of Petro-Med Inc.

Net Loss

Net loss was approximately $71,843 for the three months ended August 31, 2004 as compared to $74,406 for the three months ended August 31, 2003. The decrease in the net loss is due primarily to the decrease in interest expense and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

Our cash and cash equivalents were $38,720 at August 31, 2004 (down from $58,964 at May 31, 2004). This decrease was due to a decrease of cash inflow from contributed capital.

Net cash used in operations in 2004 was approximately $91,538, as compared to cash used in operations of $115,724 in 2003. Less cash was used in operations in fiscal year 2004 due to a decrease in accounting, consulting, legal and travel expenses.

Net cash used in investing activities in 2004 and 2003 was approximately $1,773 and $0, respectively, which was due to purchases of office equipment.

Net cash provided by financing activities in 2004 was approximately $142,222, as compared to $94,000 in 2003. This increase was primarily due to proceeds received from the sale of restricted stock.

On June 30, 2000, we entered into an investment agreement with Swartz Private Equity, LLC which was amended and restated on February 15, 2001. The investment agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that the registration statement registering the resale of these shares became effective, which was May 4, 2001. This is also referred to as a put right. The trading volume limits the dollar amount of each sale and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. Through August 31, 2004, we have received $118,946 from Swartz under this agreement.

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

Item 3.  Controls and Procedures
--------------------------------

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

Item 4.  Other Information
--------------------------

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Change in Securities

         During the three months ended August 31, 2004, we issued no shares of restricted common stock.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits

The following exhibits are included herein:

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                      INDEX


Part I.  Financial Information


         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                  August 31, 2004 (Unaudited) and May 31, 2004           F-1

                  Condensed Consolidated Statements of Operations
                  for the three months ended August 31, 2004 and
                  2003 (Unaudited)                                       F-2

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended August 31, 2004 and
                  2003 (Unaudited)                                       F-3

                  Notes to Condensed Consolidated Financial
                  Statements                                             F-4-F-9

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



Dated:   10/11/04
      ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.





/s/  Gerald N. Kern                          Dated: 10/11/04
-----------------------------
     Gerald N. Kern, Chairman and
     Chief Executive Officer

/s/  Steven I. Kern                          Dated: 10/11/04
-----------------------------
     Steven I. Kern, Director, President,
     Chief Operating Officer and
     Chief Financial Officer

/s/  Cynthia S. Kern                         Dated: 10/11/04
-----------------------------
     Cynthia S. Kern, Vice Chairman,
     Director and Secretary

/s/  Harry Hall                              Dated: 10/11/04
-----------------------------
     Harry Hall, Director

/s/  Lester F. Goldstein                     Dated: 10/11/04
-----------------------------
     Lester F. Goldstein, Director



                     MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                              (Development Stage Companies)
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Unaudited)
----------------------------------------------------------------------------------------


                                                          August 31, 2004   May 31, 2004
                                                            ------------    ------------

                                         ASSETS


Current assets:
  Cash and cash equivalents                                 $     38,720    $     58,964
  Other current assets                                             3,166            --
                                                            ------------    ------------
    Total current assets                                          41,886          58,964
                                                            ------------    ------------
Property and equipment
  Property and equipment                                           5,366           5,366
  Less: accumulated depreciation                                  (4,655)         (4,508)
                                                            ------------    ------------
    Total property and equipment, net                                710             858
                                                            ------------    ------------
Other assets                                                       7,384           7,448
                                                            ------------    ------------
Total assets                                                $     49,982    $     67,270
                                                            ============    ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable and accrued expenses                          254,531         257,893
  Accrued compensation                                         3,551,103       3,493,187
  Advances from affiliates                                     4,509,346       4,509,346
                                                            ------------    ------------
    Total current liabilities                                  8,314,980       8,260,426
                                                            ------------    ------------
Minority interest in consolidated subsidiary                     191,300         191,300
                                                            ------------    ------------

Commitments and contigencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 25,000,000 shares
    authorized; no shares issued and outstanding                    --              --
  Common stock, $0.001 par value; 400,000,000 shares
    authorized; 171,685,487 shares issued and outstanding        198,672         198,672
  Subscriptions receivable                                      (165,000)       (165,000)
  Additional paidin capital                                    8,963,610       8,963,610
  Deficit accumulated during the development stage           (17,453,581)    (17,381,738)
                                                            ------------    ------------
    Total stockholders' deficit                               (8,456,298)     (8,384,456)
                                                            ------------    ------------
    Total liabilities and stockholders' deficit             $     49,982    $     67,270
                                                            ============    ============


                    "See Accompanying Notes and Accountant's Report"





                    MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                           (Development Stage Companies)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
--------------------------------------------------------------------------------------


                                                        For The Three   For The Three
                                                         Months Ended    Months Ended
                                                       August 31, 2004  August 31, 2003
                                                        -------------    -------------
 Revenue                                                $        --      $        --
                                                        -------------    -------------

 Operating expenses:
  Research and development                                       --               --
  General and administrative                                   71,851           74,465
  General                                                        --               --
                                                        -------------    -------------
    Total Operating expenses                                   71,851           74,465
                                                        -------------    -------------

 Loss before other income (expense)                           (71,851)         (74,465)
                                                        -------------    -------------
 Other income (expense):
  Interest expense                                               --               --
  Interest income                                                   8               58
  Other income, net                                              --               --
  Gain on write-down of accounts payable                         --               --
                                                        -------------    -------------
    Total other income (expenses)                                   8               58
                                                        -------------    -------------

Loss before minority interest in losses of subsidiary         (71,843)         (74,406)
                                                        -------------    -------------
Minority interest in losses of subsidiary                        --               --
                                                        -------------    -------------

Net (loss) income                                       $     (71,843)   $     (74,406)
                                                        =============    =============

Net (loss) income available to common stockholders per common share:

Net (loss) income per common share basic and diluted    $        --      $        --
                                                        =============    =============
Weighted average shares outstanding:
   Basic                                                  162,867,905      159,946,357
                                                        =============    =============
   Diluted                                                162,867,905      159,946,357
                                                        =============    =============


                  "See Accompanying Notes and Accountant's Report"





                       MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                               (Development Stage Companies)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
------------------------------------------------------------------------------------------



                                                           For The Three     For The Three
                                                           Months Ended      Months Ended
                                                            August 31,        August 31,
                                                              2004               2003
                                                            ---------          ---------

Cash flows from operating activities:
    Net loss                                                $ (71,843)         $ (74,406)
    Adjustments to reconcile net )loss) income to
      net cash used in operating activities:
          Depreciation and amortization                           275              1,346
          Warrants and options issued to employees,
             vendors and consultants                             --               32,500
          Minority interest in losses of subsidiary              --                 --
          Stock issued to employees, vendors and
             consultants                                         --               15,000
          Contributed services                                   --                 --
          Accrued interest on advances from affiliates           --              197,697
          Gain on write-down of accounts payable                 --                 --
          Changes in operating assets and liabilities:
              Other receivable                                 (3,166)               621
              Other assets                                        (64)              (161)
              Accounts payable and accrued expenses            (3,362)             1,333
              Accrued compensation                             57,916            248,834
                                                            ---------          ---------

    Net cash used in operating activities                     (20,244)           422,764

Cash flows used in investing activities:
    Purchases of furniture and equipment                         --                 --
                                                            ---------          ---------

Cash flows from financing activities:
    Proceeds from advances from affiliates, net                  --               30,000
    Proceeds from loan payable                                   --                 --
    Proceeds from sale of stock and exercise options, net        --               64,000
    Cost incurred to register securities                         --                 --
    Principal payments on advances from stockholder              --                 --
                                                            ---------          ---------
    Net cash provided by financing activities                    --               94,000

Net change in cash and cash equivalents                       (20,244)           516,764

Cash and cash equivalents, beginning of period                 58,964            118,152
                                                            ---------          ---------

Cash and cash equivalents, end of period                    $  38,720          $ 634,916
                                                            =========          =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
              Interest                                      $    --            $    --
                                                            =========          =========

              Income taxes                                  $    --            $    --
                                                            =========          =========


                     "See Accompanying Notes and Accountant's Report"



                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2004 (Unaudited)
--------------------------------------------------------------------------------


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

     Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of managements, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three months ended August, 31, 2004 are not necessarily indicative of the results to be expected for the full year ending May 31, 2005.

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

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2004 (Unaudited)
--------------------------------------------------------------------------------


     Revenue

     Revenue represents license fees that are recognized when earned over the period of the applicable license agreement.

     Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at August 31, 2004. There can be no assurance, however, that market conditions will not change which could result in impairment on long-lived assets in the future.

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

                                                          2004          2003
                                                        ---------     ---------

     Net (loss) income, as reported                      (612,896)     (612,896)

     Additional compensation expense under SFAS 123          --            --
                                                        ---------     ---------

     Pro forma net (loss) income                        $(612,896)     (612,896)
                                                        =========     =========

     Pro forma net (loss) income per share              $    --       $    --
                                                        =========     =========


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

             MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2004 (Unaudited)
--------------------------------------------------------------------------------

     Loss Per Share

     Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended August 31, 2004 and 2003, the Company incurred net losses; therefore, potential common shares are ignored as their effect would be anti-dilutive.

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

     On April 30, 2003, the FASB issued a Financial Interpretation No. 45, "Disclosure Requirements Mandate Fair Value at Inception." FIN 45 states that "a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligations to stand ready to perform over the term of the guarantee of the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception." FIN 45 covers guarantee contracts such as financial and market value guarantees, performance guarantees, and indirect guarantees of the indebtedness of others. As of August 31, 2004, the Company does not have any guarantee contracts affected by this interpretation.

     In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. As of August 31, 2004, the Company does not have any contracts affected by this interpretation.

     On May 31, 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2004 (Unaudited)
--------------------------------------------------------------------------------


     consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. Application of the provisions of SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

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

     At May 31, 2004, the assets and liabilities of Viral were as follows:

     ASSETS

           Due from Meditech                             $ 400,000
                                                         ---------
                 Total Assets                            $ 400,000
                                                         =========

     LIABILITIES

           Accounts Payable                              $   5,000
           Due to Meditech                                 129,000
                                                         ---------

                 Total Liabilities                         134,000

     EQUITY                                                266,000
                                                         ---------
                 Total Liabilities and Equity            $ 400,000
                                                         =========

     Amounts recorded as minority interest in consolidated subsidiary on the accompanying consolidated balance sheet represent the pro rata portion of Viral's equity attributable to minority stockholders.

                MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2004 (Unaudited)
--------------------------------------------------------------------------------


     NOTE C - COMMITMENTS AND CONTINGENCIES

     Leases

     Currently, the Company uses its operating facilities provided by its Chief Executive Officer, without a license agreement. During the three months ended August 31, 2004, and the year ended May 31, 2004, the Company incurred approximately $4,500 and $18,000, respectively, of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future.

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



NOTE D - STOCKHOLDERS' DEFICIT

     During the three months ended August 31, 2004, the Company issued no shares of restricted common stock.

                MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2004 (Unaudited)
--------------------------------------------------------------------------------


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

     During the years ended May 31, 2004 and 2003, the Company exercised no put options.



NOTE G  - RELATED PARTY TRANSACTIONS

     Since inception, the Company has received advances from Petro-Med, Inc., an affiliate, to fund its working capital requirements. At May 31, 2004, the Company maintained short-term advances from affiliates of $4,509,346 which are due on demand. Accrued interest is attributed to and included in the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. During fiscal year ended May 31, 2003, both partners agreed to stop accruing interest on these advances. Interest expense on the advances was $0 and $197,699 for the years ended May 31, 2004 and 2003, respectively.

     The Company maintains its primary place of business in facilities owned by the Chief Executive Office, for which it is charged rent expense (see Note
     C).