Form 10QSB
period 2004-11-30
MEDITECH PHARMACEUTICALS INC
filed 2005-01-19
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                For the quarterly period ended November 30, 2004.

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


                        10105 E. VIA LINDA, #103, PMB-382
                              SCOTTSDALE, AZ 85258
                -------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

                                  YES  X  NO
                                     -----  -----
ON NOVEMBER 30, 2004, THERE WERE 352,185,487 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES     NO  X
                                                                 -----  -----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                                      INDEX


Part I.  Financial Information


         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                  November 30, 2004 (Unaudited) and May 31, 2004           F-1

                  Condensed Consolidated Statements of Operations
                  for the three months ended November 30, 2004 and
                  2003 (Unaudited)                                         F-2

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended November 30, 2004 and
                  2003 (Unaudited)                                         F-3

                  Notes to Condensed Consolidated Financial Statements   F-4-F-9

        Item 2.   Management's Discussion and Analysis or Plan of Operation

        Item 3.   Control and Procedures

        Item 4.   Other Information



                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                              (Development Stage Companies)
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                       (Unaudited)
 =====================================================================================



                                                          November 30,       May 31,
                                                              2004            2004
                                                          ------------    ------------

                              ASSETS


Current assets:
  Cash and cash equivalents                               $     17,723    $     58,964
  Other current assets                                           3,166            --
                                                          ------------    ------------
         Total current assets                                   20,889          58,964
                                                          ------------    ------------
Property and equipment
  Property and equipment                                         5,366           5,366
  Less: accumulated depreciation                                (4,803)         (4,508)
                                                          ------------    ------------
         Total property and equipment, net                         563             858
                                                          ------------    ------------
Other assets                                                     7,320           7,448
                                                          ------------    ------------
         Total assets                                     $     28,773    $     67,270
                                                          ============    ============


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                        246,047         257,893
  Accrued compensation                                       3,551,103       3,493,187
  Note Payable                                                  10,000            --
  Advances from affiliates                                        --         4,509,346
                                                          ------------    ------------
         Total current liabilities                           3,807,149       8,260,426
                                                          ------------    ------------
Minority interest in consolidated subsidiary                   191,300         191,300
                                                          ------------    ------------
Commitments and contigencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 25,000,000 shares
  authorized; no shares issued and outstanding                    --              --
  Common stock, $0.001 par value; 400,000,000 shares
  authorized; 352,185,487 shares issued and outstanding      3,808,672         198,672
  Subscriptions receivable                                    (165,000)       (165,000)
  Additional paid-in capital                                 9,862,956       8,963,610
  Deficit accumulated during the development stage         (17,476,305)    (17,381,738)
                                                          ------------    ------------

         Total stockholders' deficit                        (3,969,676)     (8,384,456)
                                                          ------------    ------------

         Total liabilities and stockholders' deficit      $     28,773    $     67,270
                                                          ============    ============


                    "See Accompanying Notes and Accountant's Report"

                                          F-1



                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                              (Development Stage Companies)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
=======================================================================================



                                                                         For the Period
                                                                          May 14, 1982
                                                         For The Three      (Date of
                                                         Months Ended     Inception) to
                                                         November 30,     November 30,
                                                             2004             2004
                                                         -------------    -------------
Revenue                                                  $        --      $     152,132
                                                         -------------    -------------

Operating expenses:
  Research and development                                        --          1,899,450
  General and administrative                                    22,734       14,086,770
  General                                                         --            325,400
                                                         -------------    -------------

         Total Operating expenses                               22,734       16,311,620
                                                         -------------    -------------
Loss before other income (expense)                             (22,734)     (16,159,488)
                                                         -------------    -------------

Other income (expense):
  Interest expense                                                  (8)      (3,439,382)
  Interest income                                                 --            305,921
  Other income, net                                               --             81,612
  Gain on write-down of accounts payable                          --          1,405,232
                                                         -------------    -------------

         Total other income (expenses)                              (8)      (1,646,617)
                                                         -------------    -------------

Loss before minority interest in losses of subsidiary          (22,742)     (17,806,105)
                                                         -------------    -------------

Minority interest in losses of subsidiary                         --            329,800
                                                         -------------    -------------

Net (loss) income                                        $     (22,742)   $ (17,476,305)
                                                         =============    =============

Net (loss) income available to common stockholders
  per common share:                                               --               --

Net (loss) income per common share - basic and diluted   $        --
                                                         =============

             Weighted average shares outstanding:
             Basic                                         189,488,227
                                                         =============

             Diluted                                       189,488,227
                                                         =============


                    "See Accompanying Notes and Accountant's Report"

                                          F-2




                      MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                              (Development Stage Companies)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
=======================================================================================


                                                                        For the Period
                                                                          May 14,1982
                                                          For The Three    (Date of
                                                          Months Ended   Inception) to
                                                          November 30,    November 30,
                                                              2004            2004
                                                          ------------    ------------
Cash flows from operating activities:

  Net loss                                                $    (22,742)   $(17,476,305)
  Adjustments to reconcile net )loss) income to
     net cash used in operating activities:
         Depreciation and amortization                             212         140,670
         Warrants and options issued to employees,
            vendors and consultants                               --           851,000
         Minority interest in losses of subsidiary                --          (329,000)
         Stock issued to employees, vendors and                   --         1,667,300
            consultants                                           --            15,000
         Contributed services                                     --           463,050
         Accrued interest on advances from affiliates             --         3,241,648
         Gain on write-down of accounts payable                   --        (1,405,232)
         Changes in operating assets and liabilities:
              Other receivable                                    --            (2,545)
              Trademark                                           (189)
              Other assets                                        --            (9,204)
              Accounts payable and accrued expenses             (8,468)      1,595,900
              Accrued compensation                                --         3,302,269
                                                          ------------    ------------

  Net cash used in operating activities                        (30,998)     (7,945,638)

Cash flows used in investing activities
  Purchases of furniture and equipment                            --          (140,966)
                                                          ------------    ------------

Cash flows from financing activities:
  Proceeds from advances from affiliates, net                     --         2,190,800
  Proceeds from note payable                                    10,000          10,000
  Proceeds from sale of stock and exercise options, net           --         5,320,568
  Cost incurred to register securities                            --           (62,336)
  Principal payments on advances from stockholder                 --           (43,500)
                                                          ------------    ------------

  Net cash provided by financing activities                     10,000       7,415,532
                                                          ------------    ------------

Net change in cash and cash equivalents                        (20,998)       (671,072)

Cash and cash equivalents, beginning of period                  38,720            --
                                                          ------------    ------------

Cash and cash equivalents, end of period                  $     17,723    $   (671,072)
                                                          ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:

         Interest                                         $       --      $       --

Noncash financing transactions:
  Conversion of debt to equity

         Issuance of restricted common stock              $  3,610,000    $       --
         Additional paid-in capital                            899,346            --
                                                          ------------    ------------

         Total advances converted to equity               $  4,509,346    $       --
                                                          ============    ============


                    "See Accompanying Notes and Accountant's Report"

                                          F-3

                         MEDITECH PHARMACEUTICALS, INC
                                 AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2004 (Unaudited)
--------------------------------------------------------------------------------


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

     Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of managements, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three months ended November 30, 2004 are not necessarily indicative of the results to be expected for the full year ending May 31, 2005.

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

                          MEDITECH PHARMACEUTICALS, INC
                                 AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2004 (Unaudited)
--------------------------------------------------------------------------------


     Revenue

     Revenue represents license fees that are recognized when earned over the period of the applicable license agreement.

     Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at November 30, 2004. There can be no assurance, however, that market conditions will not change which could result in impairment on long-lived assets in the future.

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

                                                          2004          2003
                                                       ----------    ----------

     Net (loss) income, as reported                      (612,896)     (612,896)

     Additional compensation expense under SFAS 123          -             -
                                                       ----------    ----------

     Pro forma net (loss) income                       $ (612,896)     (612,896)
                                                       ==========    ==========

     Pro forma net (loss) income per share             $     -       $     -
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

                        MEDITECH PHARMACEUTICALS, INC
                                 AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2004 (Unaudited)
--------------------------------------------------------------------------------


     affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

     Loss Per Share

     Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended November 30, 2004 and 2003, the Company incurred net losses; therefore, potential common shares are ignored as their effect would be anti-dilutive.

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

     New Accounting Standard

     In April 2002, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS No. 145 permits the recognition of an extraordinary gain or loss from extinguishments only when it meets the criteria of Accounting Principles Board (APB) Opinion No. 30. APB No. 30 states that extraordinary items are events and transactions that are distinguishable by both their unusual nature and by the frequency of their occurrence. This provision of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. Any extraordinary gain or loss from the extinguishments of debt in prior periods presented that do not meet conditions of APB No. 30 must be reclassified. Upon adoption of SFAS No.145 in 2002, the Company reclassified the extraordinary gain on loan forgiveness in 2001 as a separate component of other income and presented as a component of continuing operations.

     On April 30, 2003, the FASB issued a Financial Interpretation No. 45, "Disclosure Requirements Mandate Fair Value at Inception." FIN 45 states that "a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligations to stand ready to perform over the term of the guarantee of the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception." FIN 45 covers guarantee contracts such as financial and market value guarantees, performance guarantees, and indirect guarantees of the indebtedness of others. As of November 30, 2004, the Company does not have any guarantee contracts affected by this interpretation.

     In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. As of November 30, 2004, the Company does not have any contracts affected by this interpretation.

     On May 31, 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for

                        MEDITECH PHARMACEUTICALS, INC
                                 AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2004 (Unaudited)
--------------------------------------------------------------------------------


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

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2004 (Unaudited)
--------------------------------------------------------------------------------


NOTE C - COMMITMENTS AND CONTINGENCIES

     Leases

     Currently, the Company uses its operating facilities provided by its Chief Executive Officer, without a license agreement. During the three months ended November 30, 2004, and the year ended May 31, 2004, the Company incurred approximately $4,500 and $18,000, respectively, of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future.

     Employment Agreements

     The Company entered into employment agreements dated February 3, 2000 (amended on May 31, 2001) with two of its officers. The agreements are for three-year terms ending on March 15, 2003, however if it is not terminated by either party, the term shall be automatically renewed for successive one-year periods commencing on each anniversary date of the original term. As of May 31, 2004, the agreements were not terminated. The agreements provide for a combined base salary of $270,000 per annum for the first year with an increase at least equal to the consumer price index over each succeeding year. The agreements also provide for an annual bonus based on certain performance goals and a severance payment based on two years of base salary and bonus based, as defined, upon termination without cause or change of control of the Company. Additionally, on August 9, 2001, the Company granted to its officers, options to purchase a total of 44,900,000 shares of common stock exercisable at $0.056 per share and vesting immediately on the date of grant. No compensation expense was recognized for the granting of these options as the exercise price was equal to the market price on the date of grant.

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


NOTE D - STOCKHOLDERS' DEFICIT

     During the three months ended November 30, 2004, the Company issued 180,500,000 shares of restricted common stock.

                  MEDITECH PHARMACEUTICALS, INC AND SUBSIDIARY
                          (Development Stage Companies)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2004 (Unaudited)
--------------------------------------------------------------------------------


     On October 25, 2004, the Company and Petro-Med entered into a Debt Exchange Agreement. On this date, the Company issued 180,500, 000 shares of restricted common stock at an exchange price of $0.02 per share for the $3,610,000 principal amount. On this date, there was accrued interest of $899,346, however, all interest was forgiven. The accrued interest was considered additional paid in capital in the issuance of shares.


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


NOTE G  - RELATED PARTY TRANSACTIONS

     Since inception, the Company has received advances from Petro-Med, Inc., an affiliate, to fund its working capital requirements. At May 31, 2004, the Company maintained short-term advances from affiliates of $4,509,346 which are due on demand. Accrued interest is attributed to and included in the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. During fiscal year ended May 31, 2003, both partners agreed to stop accruing interest on these advances. On October 25, 2004, the Company and Petro-Med entered into a debt exchange agreement, thereby, paying in full the advances due to Petro-Med (see Note D).

     The Company maintains its primary place of business in facilities owned by the Chief Executive Office, for which it is charged rent expense (see Note
     C).

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

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

Going Concern

Our condensed consolidated financial statements for the three months ended November 30, 2004, and the fiscal year ended May 31, 2004 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we experienced a loss of $22,742 during the three months ended November 30, 2004, had a cash balance of $17,723, and an accumulated deficit of $17,404,479 as of November 30, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Revenues

There were no revenues for the three months ended November 30, 2004 and 2003.

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

Research and Development Costs

There were no research and development costs for the three months ended November 30, 2004 and 2003.

General and Administrative Expenses

Direct costs were $22,734 for the three months ended November 30, 2004, as compared with $154,038 for the three months ended November 30, 2003. The decrease was primarily due to lower miscellaneous expenses, accounting fees, and accrual of interest charged on accounts payable.

Interest Expense.

Interest expense was $8 for the three months ended November 30, 2004, as compared with $0 for the three months ended November 30, 2003. This interest consists of interest accrued at a rate of 7% simple interest per annum on funds advanced to the Company by Halter Capital Corporation. The interest on this note shall be due and payable in twelve equal monthly payments.

Net Loss

Net loss was approximately $22,742 for the three months ended November 30, 2004 as compared to $153,977 for the three months ended November 30, 2003. The decrease in the net loss is due primarily to the decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

Our cash and cash equivalents were $17,723 at November 30, 2004 (down from $58,964 at May 31, 2004). This decrease was due to a decrease of cash inflow from contributed capital.

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

Item 4.  Other Information
--------------------------

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Change in Securities

         During the three months ended November 30, 2004, we issued 180,500,000 shares of restricted common stock.

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



Dated:    01/19/05
        ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.





/s/  Gerald N. Kern                          Dated: 01/19/05
-----------------------------
     Gerald N. Kern, Chairman and
     Chief Executive Officer

/s/  Steven I. Kern                          Dated: 01/19/05
-----------------------------
     Steven I. Kern, Director, President,
     Chief Operating Officer and
     Chief Financial Officer

/s/  Cynthia S. Kern                         Dated: 01/19/05
-----------------------------
     Cynthia S. Kern, Vice Chairman,
     Director and Secretary

/s/  Harry Hall                              Dated: 01/19/05
-----------------------------
     Harry Hall, Director

/s/  Lester F. Goldstein                     Dated: 01/19/05
-----------------------------
     Lester F. Goldstein, Director