Form 10QSB
period 2005-02-28
MEDITECH PHARMACEUTICALS INC
filed 2005-04-13
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                For the quarterly period ended February 28, 2005.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


                         2591 Dallas Parkway, Suite 102
                                Frisco, TX 75034
                -------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (469) 633-0100
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

ON FEBRUARY 28, 2005, THERE WERE 2,156,855 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES      NO  X
                                                                 -----   -----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                                      INDEX

Part I.  Financial Information


         Item 1.  Financial Statements

                  Balance Sheets at
                  February 28, 2005 (Unaudited) and May 31, 2004           F-1

                  Statements of Operations
                  for the three months ended February 28, 2005 and
                  2004 (Unaudited)                                         F-2

                  Consolidated Statements of Cash Flows
                  for the three months ended February 28, 2005 and
                  2004 (Unaudited)                                         F-3

                      Notes to Financial Statements F-4-F-9



        Item 2.   Management's Discussion and Analysis or Plan of Operation



        Item 3.   Control and Procedures



        Item 4.   Other Information


                          MEDITECH PHARMACEUTICALS, INC
                          (Development Stage Companies)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

                                                              February 28, 2005      May 31, 2004
                                                              -----------------    -----------------
Current assets:
   Cash and cash equivalents                                  $            --      $          58,964
   Other current assets                                                    --                   --
                                                              -----------------    -----------------

           Total current assets                                            --                 58,964
                                                              -----------------    -----------------

Property and equipment
   Property and equipment                                                  --                  5,366
   Less: Accumulated depreciation                                          --                 (4,508)
                                                              -----------------    -----------------

           Total property and equipment, net                               --                    858
                                                              -----------------    -----------------

Other assets                                                               --                  7,448
                                                              -----------------    -----------------

TOTAL ASSETS                                                               --                 67,270
                                                              =================    =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current  liabilities:
   Accounts Payable and accrued expenses                      $            --      $         257,893
   Accrued compensation                                                    --              3,493,187
   Advances from affilitates                                               --              4,509,346
                                                              -----------------    -----------------

           Total current liabilities                                       --              8,260,426
                                                              -----------------    -----------------

Minority interest in consolidated subsidiary                               --                191,300
                                                              -----------------    -----------------

Commitments and contigencies

Stockholders' deficit:
   Preferred stock, $0.001 par value; 25,000,000 shares
     authorized; no shares issued and outstanding                          --                   --
   Common stock, $0.001 par value; 400,000,000 shares
     authorized; 2,156,855 shares issued and outstanding                380,697              198,672
   Subscription receivable                                                 --               (165,000)
   Additional paid-in-capital                                        12,591,186            8,963,610
   Deficit accumulated during development stage                     (12,971,883)         (17,381,738)
                                                              -----------------    -----------------

           Total stockholders' deficit                                     --             (8,384,456)
                                                              -----------------    -----------------

           Total liabilities and stockholders' deficit        $            --      $          67,270
                                                              =================    =================



                          MEDITECH PHARMACEUTICALS, INC
                          (Development Stage Companies)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                           For the Three          For the period
                                                            Months Ended           May 14, 1982
                                                             February 28,       (Date of inception)
                                                                2005             February 28, 2005
                                                         -------------------    -------------------

Revenue                                                  $              --      $           152,132
                                                         -------------------    -------------------

Operating expenses
   Research and development                                             --                1,899,450
   General and administrative                                         34,424             14,121,194
   General                                                              --                  325,400
                                                         -------------------    -------------------

        Total operating expenses                                      34,424             16,346,044
                                                         -------------------    -------------------

Loss before other income (expense)                                   (34,424)           (16,193,912)
                                                         -------------------    -------------------

Other income (expense)
   Interest expense                                                     --               (3,439,382)
   Interest income                                                        23                305,944
   Other income -net                                                    --                   81,612
   Gain on write-down of accounts payable                               --                1,405,232
                                                         -------------------    -------------------

        Total other income (expense)                                      23             (1,646,594)
                                                         -------------------    -------------------

Loss before minority interes in losses of subsidiary                 (34,401)           (17,840,506)

Minority interest in losses of subsidiary                               --                  329,800
                                                         -------------------    -------------------

Net (loss) income                                        $           (34,401)   $       (17,510,706)
                                                         ===================    ===================

Net (loss) income available to common stockholders;
   per common share:                                                  (0.034)
                                                         ===================

Net (loss) income per common share - basic and diluted                (0.034)
                                                         ===================

Weigted average shares oustanding:
   Basic                                                           1,024,271
                                                         ===================

   Diluted                                                         1,024,271
                                                         ===================


                          MEDITECH PHARMACEUTICALS, INC
                          (Development Stage Companies)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                For the Three          For the period
                                                                 Months Ended           May 14, 1982
                                                                 February 28,       (Date of inception)
                                                                    2005             February 28, 2005
                                                             -------------------    -------------------
Cash flows from operating activities:
   Net loss                                                  $           (34,401)   $       (17,510,724)
   Adjustment to reconcile net (loss) income to
     net cash used in operating activities:
       Depreciation and amortization                                         212                142,228
       Warrants and options issued to employees,
         vendors and consultants                                          (6,045)               877,455
       Minority interest in losses of subsidiary                        (191,300)              (329,800)
       Stock issued to employees, vendors and
         consultants                                                      26,500              1,708,800
       Contributed services                                                 --                  463,050
       Accrued interest on advances from affiliates                         --                3,439,346
       Gain on write-down of accounts payable                            (99,530)            (1,504,762)
       Changes in operating assets and liabilities:
       Other receivables                                                    --                   (2,545)
       Trademark                                                             166                    (23)
       Other assets                                                         --                   (9,365)
       Accounts payable and acrrued expenses                            (237,516)             1,325,057
       Accrued compensation                                           (3,448,751)               102,352
                                                             -------------------    -------------------

   Net cash used in operating activities                              (3,990,665)           (11,298,931)

Write off of Assets and Liabilities                                    4,538,823              4,538,823

Cash flows used in investing activities
   Purchases of furniture and equipment                                    5,366               (135,600)

Cash flows from financing activities
   Proceeds from advances from affiliates, net                              --                2,280,800
   Proceeds from notes payable                                           155,000                236,000
   Proceeds from sale of stock and exercise options, net                    --                5,384,568
   Cost incurred to register securities                                 (726,247)              (788,583)
   Principal payments on advances from stockholder                          --                  (43,500)
                                                             -------------------    -------------------

   Net cash provided by financing activities                            (571,247)             7,069,285
                                                             -------------------    -------------------

Net change in cash and cash equivalent                                   (17,723)               173,577

Cash and cash equivalent, beginning of period                             17,723                 17,723
                                                             -------------------    -------------------

Cash and cash equivalent, end of period                      $              --      $              --
                                                             ===================    ===================

Supplemental disclosure of cash and cash flow information:
Cash paid during the period for:
   Interest                                                  $              --      $              --
                                                             ===================    ===================

Noncash financing transactions:
   Conversion of debt to equity
     Conversion of restricted common stock                   $         1,500,000
     Additional paid-in capital                                          918,304
                                                             -------------------

     Total advances converted to equity                      $         2,418,304
                                                             ===================

                          MEDITECH PHARMACEUTICALS, INC
                                 AND SUBSIDIARY
                          (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                          February 28, 2005 (Unaudited)
--------------------------------------------------------------------------------


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

     Basis of Presentation

     The accompanying financial statements have been prepared by Meditech pursuant to the rules and regulations of the Securities and Exchange
     Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of managements, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three months ended February 28, 2005 are not necessarily indicative of the results to be expected for the full year ending May 31, 2005.

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

                          MEDITECH PHARMACEUTICALS, INC
                                 AND SUBSIDIARY
                          (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                          FEBRUARY 28, 2005 (Unaudited)
--------------------------------------------------------------------------------


     Revenue

     Revenue represents license fees that are recognized when earned over the period of the applicable license agreement.

     Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at February 28, 2005. There can be no assurance, however, that market conditions will not change which could result in impairment on long-lived assets in the future.

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

                          MEDITECH PHARMACEUTICALS, INC
                                 AND SUBSIDIARY
                          (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                          FEBRUARY 28, 2005 (Unaudited)
--------------------------------------------------------------------------------


     rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

     Loss Per Share

     Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended February 28, 2005 and 2004, the Company incurred net losses; therefore, potential common shares are ignored as their effect would be anti-dilutive.

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

                          MEDITECH PHARMACEUTICALS, INC
                                 AND SUBSIDIARY
                          (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                          FEBRUARY 28, 2005 (Unaudited)
--------------------------------------------------------------------------------

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


NOTE B - COMMITMENTS AND CONTINGENCIES

     Leases

     Currently, the Company uses its operating facilities provided by its Chief Executive Officer, without a license agreement. During the six months ended February 28, 2005, and the year ended May 31, 2004, the Company incurred approximately $4,500 and $18,000, respectively, of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future.

     Employment Agreements

     There are no employment agreements in effect as of February 28, 2005.

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

                          MEDITECH PHARMACEUTICALS, INC
                                 AND SUBSIDIARY
                          (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                          FEBRUARY 28, 2005 (Unaudited)
--------------------------------------------------------------------------------

NOTE C - STOCKHOLDERS' DEFICIT

     During the three months ended February 28, 2005, the Company issued a total of 1,805,000 shares of restricted common stock as follows: 25,000 shares in repayment of a $25,000 note payable; 280,000 shares as stock incentive compensation for $280.00; and 1,500,000 shares for conversion of $2,418,303.90 debt to equity.


NOTE D  - RELATED PARTY TRANSACTIONS

     Since inception, the Company has received advances from Petro-Med, Inc., an affiliate, to fund its working capital requirements. At May 31, 2004, the Company maintained short-term advances from affiliates of $4,509,346 which are due on demand. Accrued interest is attributed to and included in the outstanding balance as incurred. The advances bear interest at 9% per annum on any outstanding balance. During fiscal year ended May 31, 2003, both partners agreed to stop accruing interest on these advances. On October 25, 2004, the Company and Petro-Med entered into a debt exchange agreement, thereby, paying in full the advances due to Petro-Med.

     The Company maintains its primary place of business in facilities owned by the Chief Executive Office, for which it is charged rent expense (see Note
     B).

NOTE E - STOCK SPLIT

     On January 12, 2005 the Company effected a 1 for 1000 reverse split of its common Stock.


NOTE F - SUBSEQUENT EVENT

     In March 2005, Registrant underwent a change of control when it issued 9,853,740 shares of common stock in exchange for $5,748,015 and the contribution of a Chinese operating company. Details of the transaction and the new company has been set forth in a Form 8K filed by the Company. Registrant's pharmaceutical development business was transferred to its subsidiary East West Distributors, Inc., which will be distributed to the company's shareholders after East West provides disclosure information about the new company.

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

Going Concern

Our financial statements for the six months ended February 28, 2005, and the fiscal year ended May 31, 2004 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we experienced a loss of $34,401 during the three months ended February 28, 2005, had a cash balance of $0, and an accumulated deficit of $12,971,883 as of February 28, 2005. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We must raise additional funds in order to actively reinstate our research and development efforts, to complete existing product testing which was suspended in 1987, or commence new testing on such products, and to conduct additional testing on our products. We must raise additional capital in order to continue and complete our research and development and testing. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain such additional financing, there would be a material adverse effect on our business, financial position, and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient capital to meet our obligations on a timely basis, and to continue and complete our research and development and testing efforts. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2005 AND 2004.

Revenues

There were no revenues for the three months and six months ended February 28, 2005 and 2004.

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

Research and Development Costs

There were no research and development costs for the three months and six months ended February 28, 2005 and 2004.

General and Administrative Expenses

Direct costs were $34,424 for the three months ended February 28, 2005, as compared with $69,426 for the three months ended February 28, 2004. The decrease was primarily due to lower miscellaneous expenses, accounting fees, and accrual of interest charged on accounts payable.

Net Loss

Net loss was approximately $34,401 for the three months ended February 28, 2005 as compared to $69,422 for the three months ended February 28, 2004. The decrease in the net loss is due primarily to the decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations and investments in property and equipment through cash from equity financings and cash from licensing fees.

Our cash and cash equivalents were $0 at February 28, 2005.

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


Item 4.  Other Information
--------------------------

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Change in Securities

         During the six months ended February 28, 2005, we issued 1,985,500 shares of restricted common stock. On January 12, 2005 the Company effected a 1 for 1000 share reverse split of its common stock.

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

Meditech Pharmaceuticals, Inc.





By: /s/  Kevin Halter, Jr.
---------------------------
Kevin Halter, Jr., Director


Dated:    04/13/05
        ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.




/s/  Kevin Halter, Jr.         Dated: 04/13/05
---------------------------
Kevin Halter, Jr., Director