Form 10QSB/A
period 2005-02-28
MEDITECH PHARMACEUTICALS INC
filed 2005-06-13
CIK 717588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                                      INDEX



Part I.  Financial Information




        Item 1.  Financial Statements

                 Balance Sheets at
                 February 28, 2005 (Unaudited) and May 31, 2004                1

                 Statements of Operations
                 for the three months ended February 28, 2005 and
                 2004 (Unaudited)                                              2

                 Consolidated Statements of Cash Flows
                 for the three months ended February 28, 2005 and
                 2004 (Unaudited)                                              3

                     Notes to Financial Statements                           4-8





        Item 2.   Management's Discussion and Analysis or Plan of Operation    9





        Item 3.   Control and Procedures                                      11





        Item 4.   Other Information                                           12




This amended 10QSB for the quarter ended February 28, 2005 includes revised footnotes and revised Statements of Operations and Cash Flows. None of the changes are deemed to be material.


                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                              February 28, 2005       May 31, 2004
                                                              -----------------    -----------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                  $            --      $          58,964
   Other current assets                                                    --                   --
                                                              -----------------    -----------------

        Total current assets                                               --                 58,964

Property and equipment
   Property and equipment                                                  --                  5,366
   Less: accumulated depreciation                                          --                 (4,508)
                                                              -----------------    -----------------

        Total property and equipment, net                                  --                    858

Other assets                                                               --                  7,448
                                                              -----------------    -----------------

        Total assets                                          $            --      $          67,270
                                                              =================    =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                      $            --      $         257,893
   Accrued compensation                                                    --              3,493,187
   Advances from affiliates                                                --              4,509,346
                                                              -----------------    -----------------

        Total current liabilities                                          --              8,260,426

Minority interest in consolidated subsidiary                               --                191,300

Commitments and contigencies

Stockholders' deficit:
   Preferred stock, $0.001 par value; 25,000,000 shares
    authorized; no shares issued and outstanding                           --                   --
Common stock, $0.001 par value; 400,000,000 shares
   authorized; 2,156,855 and 171,685,487 shares issued
   and outstanding at February 28, 2005 and May 31, 2004,
   respectively                                                           2,157              171,672
Subscriptions receivable                                                   --               (165,000)
Additional paid-in capital                                           15,048,708            8,990,610
Deficit accumulated during the development stage                    (15,050,865)         (17,381,738)
                                                              -----------------    -----------------

        Total stockholders' deficit                                        --             (8,384,456)
                                                              -----------------    -----------------

        Total liabilities and stockholders' deficit           $            --      $          67,270
                                                              =================    =================



                "See Accompanying Notes and Accountant's Report"


                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               For the Period
                                                                                                                May 14,1982
                                            For The Three    For The Three    For The Nine     For The Nine        (Date of
                                             Months Ended     Months Ended     Months Ended     Months Ended    Inception) to
                                             February 28,     February 29,     February 28,     February 29,     February 28,
                                                2005             2004             2005             2004             2005
                                            -------------    -------------    -------------    -------------    -------------

Revenue                                     $        --      $        --      $        --      $        --      $     152,132
                                            -------------    -------------    -------------    -------------    -------------

Operating expenses:
Research and development                             --               --               --               --          1,899,450
General and administrative                         44,041           69,426          138,626          223,403       14,130,760
General                                              --               --               --               --            325,400
                                            -------------    -------------    -------------    -------------    -------------

Total Operating expenses                           44,041           69,426          138,626          223,403       16,355,610
                                            -------------    -------------    -------------    -------------    -------------

Loss before other income (expense)                (44,041)         (69,426)   $    (138,626)        (223,403)     (16,203,478)
                                            -------------    -------------    -------------    -------------    -------------

Other income (expense):
Interest expense                                     --               --                (15)              65       (3,439,389)
Interest income                                        23                4               56             --            305,899
Other income, net                                    --               --               --               --             81,612
Gain on forgiveness of debt                     2,278,158             --          2,278,158             --          2,278,158
Gain on write-down of accounts payable               --               --               --               --          1,405,232
                                            -------------    -------------    -------------    -------------    -------------

Total other income (expenses)                   2,278,181                4        2,278,199               65          631,513
                                            -------------    -------------    -------------    -------------    -------------

Loss before minority interest in losses
   of subsidiary                                2,234,140          (69,421)       2,139,573         (223,338)     (15,571,965)
                                            -------------    -------------    -------------    -------------    -------------

Minority interest in losses of subsidiary         191,300             --            191,300             --            521,100
                                            -------------    -------------    -------------    -------------    -------------

Net (loss) income                           $   2,425,440    $     (69,421)   $   2,330,873    $    (223,338)   $ (15,050,865)
                                            =============    =============    =============    =============    =============

Net (loss) income available to common
   stockholders per common share:           $         0.7    $        --      $         0.8    $        --
                                            =============    =============    =============    =============

Net (loss) income per common share -
   basic and diluted                        $         0.3    $        --      $         0.2    $        --
                                            =============    =============    =============    =============

Weighted average shares outstanding:
Basic                                             834,525      161,980,378          413,656      160,214,449
                                            =============    =============    =============    =============

Diluted                                           834,525      161,980,378          413,656      160,214,449
                                            =============    =============    =============    =============



                "See Accompanying Notes and Accountant's Report"

                  MEDITECH PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004
--------------------------------------------------------------------------------


                                                   For The Nine    For The Nine
                                                   Months Ended    Months Ended
                                                   February 28,    February 28,
                                                       2005           2005
                                                   ------------    ------------

Cash flows from operating activities:
  Net income                                       $  2,330,873    $   (223,338)
  Adjustments to reconcile (net loss) income to
    net cash used in operating activities:
     Depreciation and amortization                          858             372
     Forgiveness of debt                              2,278,158            --
     Stock issued in exchange for debt                3,775,425            --
       Minority interest in losses of subsidiary       (191,300)           --
     Changes in operating assets and liabilities:
       Other current assets                                --            (2,379)
       Other assets                                       7,448           9,587
       Accounts payable and accrued expenses           (257,893)        (38,556)
       Advances from affiliates                      (4,509,346)        (10,000)
       Accrued compensation                          (3,493,187)        240,000
                                                   ------------    ------------

  Net cash used in operating activities                 (58,964)        (24,314)

Cash flows from investing activities:
  Purchase of furniture and fixtures                       --            (1,724)
                                                   ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                   --            82,000
                                                   ------------    ------------


Net change in cash and cash equivalents                 (58,964)         55,962

Cash and cash equivalents, beginning of period           58,964          20,418
                                                   ------------    ------------

Cash and cash equivalents, end of period           $       --      $     76,380
                                                   ============    ============




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

     Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at February 28, 2005. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

     Loss Per Share

     Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended February 28, 2005 and February 29, 2004, the Company incurred net losses; therefore, potential common shares are ignored as their effect would be anti-dilutive.

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


NOTE B - COMMITMENTS AND CONTINGENCIES

     Leases

     Currently, the Company uses its operating facilities provided by its Chief Executive Officer, without a lease agreement. During the nine months ended February 28, 2005, and the year ended May 31, 2004, the Company incurred approximately $13,500 and $18,000, respectively, of rent expense related to this lease. There is no guarantee the officer will be willing to provide these facilities in the future.

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

     The Company maintains its primary place of business in facilities owned by the Chief Executive Officer, for which it is charged rent expense (see Note
     B).

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

Going Concern

Our financial statements for the six months ended February 28, 2005, and the fiscal year ended May 31, 2004 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we experienced income of $2,425,440 during the three months ended February 28, 2005, had a cash balance of $0, and an accumulated deficit of $15,050,865 as of February 28, 2005. If not for the gain on forgiveness of debt, the loss for the quarter would have been $138,585. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004.

Revenues

There were no revenues for the three months and nine months ended February 28, 2005 and February 29, 2004.

The write-off of assets, liabilities and stockholders' deficit.

During the quarter ended February 28, 2005, we wrote off all of the assets, liabilities and stockholders' deficit previously recorded.

The bulk of Meditech's debt was in the form of accrued salaries and expenses owed to an affiliate and also to corporate officers and employees. During this quarter, all of that debt was converted to stock or options in Meditech and/or in Meditech's newly formed subsidiary, East West Distributors, Inc.

Specifically, Meditech owed Petro-Med, Inc. $3,610,000 in principal, plus accrued interest Of $899,346 through September 30, 2004. On October 25, 2004, pursuant to a Debt Exchange Agreement by and between Meditech and Petro-Med, Meditech and Petro-Med agreed that the principal amount of debt owed to Petro-Med would be exchanged for 180,500,000 pre-split restricted shares of Meditech common stock. Interest was agreed to be forgiven.

Meditech also owed Gerald N. Kern $1,882,440.40 in accrued salary plus interest through December 31, 2004. On January 12, 2005, pursuant to a Debt Exchange
Agreement by and between Meditech and Mr. Kern, Meditech and Mr. Kern agreed that this principal amount of accrued salary owed to Mr. Kern would be exchanged for non-qualified stock options to purchase 750,000 shares of Meditech common stock at an exercise price of $.001 per share. Interest was agreed to be forgiven.

Meditech owed Cynthia S. Kern $535,863.50 in accrued salary plus interest through December 31, 2004. On January 12, 2005, pursuant to a Debt Exchange Agreement by and between Meditech and Mrs. Kern, Meditech and Mrs. Kern agreed that this principal amount of accrued salary owed to Mrs. Kern was to be exchanged for non-qualified stock options to purchase 750,000 shares of Meditech common stock at an exercise price of $.001 per share. Interest was agreed to be forgiven.

Meditech owed Gumersinda Nave $303,724.18 in accrued salary plus interest through December 31, 2004. On January 12, 2005, pursuant to a Debt Exchange
Agreement by and between Meditech and Ms. Nave, Meditech and Ms. Nave agreed that this principal amount of accrued salary was to be exchanged for 150,000 restricted shares of East West Distributors, Inc. common stock. Interest was agreed to be forgiven.

Meditech owed Steven Kern $175,000 in accrued salary plus interest through December 31, 2004. On January 12, 2005, pursuant to a Debt Exchange Agreement by and between Meditech and Mr. Steven Kern, Meditech agreed that this principal amount of accrued salary owed to Mr. Steven Kern was to be exchanged for 150,000 restricted shares of East West Distributors, Inc. common stock. Interest was agreed to be forgiven.

The above referenced debt exchanges accounted for approximately 96% of the debt reduction. The balance of the debt, some of which was disputed, was in form of items that expired under the statute of limitations, and thus were written off.

East West Distributors, Inc. was formed and incorporated by Meditech as a wholly owned subsidiary on December 13, 2004. Meditech's pharmaceutical development business was transferred to this new subsidiary and will continue its efforts toward receiving regulatory approvals for new pharmaceuticals and to seek diversification of its business beyond the pharmaceutical industry under its old management. The stock of East West Distributors, Inc. will be distributed in form of a stock dividend to Meditech shareholders of record as of February 17, 2005 as soon as such distribution is approved by the Securities and Exchange Commission.

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

Research and Development Costs

There were no research and development costs for the three months and nine months ended February 28, 2005 and February 29, 2004.

General and Administrative Expenses

Direct costs were $34,424 for the three months ended February 28, 2005, as compared with $69,426 for the three months ended February 29, 2004. The decrease was primarily due to lower miscellaneous expenses, accounting fees, and accrual of interest charged on accounts payable.

Net Income/Loss

Net income was approximately $2,425,440 for the three months ended February 28, 2005 as compared to a loss of $69,422 for the three months ended February 29, 2004. The increase in income was due primarily due to debt forgiveness and also to the decrease in general and administrative expenses. If not for the forgiveness of debt, the loss for the current quarter would have been $138,585.


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



Item 3.  Controls and Procedures
--------------------------------

As of the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13-a-15-e or 15-d-15-e under the Securities Exchange Act of 1934).

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

Meditech Pharmaceuticals, Inc.





By: /s/  Kevin Halter, Jr.
---------------------------
Kevin Halter, Jr., Director
(as of 02/28/05)


Dated:    06/13/05
        ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.




/s/  Kevin Halter, Jr.         Dated: 06/13/05
---------------------------
Kevin Halter, Jr., Director
(as of 02/28/05)