Form 10KSB
period 2004-12-31
Deli Solar (USA), Inc.
filed 2005-09-13
CIK 717588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-KSB
                              --------------------


                |_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended _______________

              |X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from June 1, 2004 to December 31, 2004

                        Commission File Number 000-12561



                             Deli Solar (USA), Inc.

                    (formerly Meditech Pharmaceuticals, Inc.)
                 (Name of small business issuer in its charter)

Nevada                                                               95-3819300
--------------------------------------------------------------------------------
(State or other jurisdiction of                                  (IRS. Employer
incorporation or organization)                               Identification No.)

558 Lime Rock Road, Lime Rock, Connecticut                                06039
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number, including area code (860)435-7000
                                               -------------

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

                                 Yes |X| No|_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

      State issuer's revenues for its most recent fiscal year: US$9,380,246 for the fiscal year ended December 31, 2004.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

      2,123,535 common shares at $7.50 per share (1) = $15,926,511.

      (1) Based upon a price of $7.50, the last reported sale price prior to the date of this report on August 30, 2005 on the over-the-counter Bulletin Board.

      On September 13, 2005, we had 6,144,946 shares of common stock outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No: |X|

                             Deli Solar (USA), Inc.
                                   Form 10-KSB
         For the transition period from June 1, 204 to December 31, 2004

                                Table of Contents

Forward-Looking Statements and Associated Risk

PART I                                                                   Page

Item 1.      Description of Business........................................2
Item 2.      Description of Property........................................23
Item 3.      Legal Proceedings..............................................24
Item 4.      Submission of Matters to a Vote of Security Holders............25

PART II

Item 5.      Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities.....26
Item 6.      Management's Discussion and Analysis or Plan of Operation......30
Item 7.      Financial Statements...........................................39
Item 8.      Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure.........................................39
Item 8A.     Controls and Procedures........................................40
Item 8B.     Other Information..............................................40

PART III

Item 9.      Directors and Executive Officers
               of the Registrant............................................41
Item 10.     Executive Compensation.........................................45
Item 11.     Security Ownership of Certain Beneficial
               Owners and Management and Related
               Stockholder Matters..........................................46
Item 12.     Certain Relationships and Related
               Transactions.................................................47
Item 13.     Exhibits.......................................................49
Item 14.     Principal Accountant Fees and Services.........................49

Signatures..................................................................51

Financial Statements  F-1

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

      Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include, but are not limited to: market and customer acceptance and demand for our products; our ability to market our products; fluctuations in foreign currency markets; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment; fluctuations in operating results, including spending for research and development and sales and marketing activities; and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission (the "SEC").

      The words "believe, expect, anticipate, intend and plan" and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

      Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to Xe.com as of September 8, 2005, $1 = 8.09450 yuan.

      The "Company", "we," "us," "our," and the "Registrant" refer to (i) Deli Solar (USA), Inc., (ii) our 100% owned British Virgin Islands subsidiary, Deli Solar Holding Ltd., ("Deli Solar (BVI)"), and (iii) our indirectly held subsidiary, Bazhou Deli Solar Heating Energy Co., Ltd. ("Deli Solar (PRC)"), which is 100% owned by Deli Solar (BVI).

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

      We were incorporated as a Nevada company on March 21, 1983 under the name "Meditech Pharmaceuticals, Inc." Meditech was a drug development company, focused in the areas of research, development, and marketing anti-infective drugs in the biomedical industry.

      In late 2004, Meditech pursued a strategic reorganization with Deli Solar Holding Ltd., a corporation organized in the British Virgin Islands under the International Business Companies Act ("Deli Solar (BVI)"), which is a holding company for a People's Republic of China ("PRC") operating company in the solar and renewable energy business.

      In contemplation of the reorganization, the Board of Directors of Meditech resolved to spin-off Meditech's drug development business in connection with the reorganization. Accordingly, the former business of Meditech, which was comprised mostly of intellectual property rights, was assigned to East West Distributors, Inc. ("East West"). East West is a wholly-owned subsidiary of Meditech formed on December 13, 2004 under the Nevada law. The Board of Directors of Meditech resolved to distribute all of the capital stock of East West, pro rata, in the form of a stock dividend to the shareholders of Meditech of record on February 17, 2005. East West filed a registration statement on Form 10-SB with the SEC on June 28, 2005 which further describes the details of the spin-off which is anticipated to be completed prior to the end of September, 2005. The spin off is not required to be registered under the Securities Act of 1933.

      On March 31, 2005, we entered into an agreement (the "Stock Contribution Agreement") with Mr. Deli Du of Bazhou City, He Bei Province, PRC, under which we acquired all of the issued and outstanding shares of capital stock (US$0.05 par value each) of Deli Solar (BVI) in exchange for 24,407,784 shares of our $.001 par value per share common stock. The Stock Contribution Agreement was contingent upon investment in Deli Solar (USA) by certain non-affiliated accredited investors of a minimum of $6,000,015 in consideration for our issuance of 10,285,744 shares of our common stock along with warrants to purchase 8 shares of our common stock for every 10 shares purchased with an exercise price of $0.642 per share, which warrants are exercisable through March 31, 2010. This financing contingency was fulfilled and the financing and Stock Contribution Agreement closed on March 31, 2005. These transactions constituted a reverse merger of Deli Solar (BVI) into our company (the "Reverse Merger"). Further information regarding these transactions is contained in our Current Report on Form 8-K filed with the SEC on April 6, 2005 and a Schedule 13D filed by Deli Du with the SEC on April 18, 2005.

Summary of our Business and Structure

      Deli Solar (BVI) is the sole shareholder and holding company for Bazhou Deli Solar Heating Energy Co., Ltd., a corporation duly organized and registered with the Bazhou Bureau for Industry and Commerce in Heibei Province, People's Republic of China ("PRC") ("Deli Solar (PRC)"). On August 1, 2004, Deli Solar
(BVI) purchased Deli Solar (PRC) from Messrs Deli Du, Xiao'er Du, and Xiaoshan Du for RMB 6,800,000. The purchase was approved by Hebei Provincial Commercial Bureau on March 24, 2005, and the State Administration for Industry and Commerce for the PRC issued a new business license to Deli Solar (PRC) on March 30, 2005. Deli Solar (PRC) became a wholly-owned foreign enterprise ("WOFE") under PRC law, by virtue of its status as a wholly-owned subsidiary of a foreign company, Deli Solar (BVI). There are no restrictions on Deli Solar (PRC)'s operations under PRC law, or otherwise, that result from its status as a WOFE.

      Deli Solar (PRC) is a limited liability company under the laws of the PRC that was founded in 1997 and is engaged in the business of designing, manufacturing and selling renewable energy systems to produce hot water and for space heating. Its principal products are solar hot water heaters and multifunctional space heating products including coal-fired residential boilers. Deli Solar (PRC) also sells component parts for its systems, and provides after-sales maintenance and repair services.

      Our U.S. offices are located at 558 Lime Rock Road, Lime Rock, Connecticut 06039 and our telephone number is (860) 435-7000. Deli Solar (PRC) is located outside of the city of Bazhou in the Hebei Province of the PRC. It currently has approximately 268 employees and utilizes three factory facilities in Bazhou with a total of over 10,244 square meters of production, warehouse, and office space and space for use as a distribution center. A complete description of our properties and facilities is contained in "Item 2 - Description of Property" below.

      Following the acquisition of Deli Solar (BVI), and as of March 31, 2005, the former shareholders of Deli Solar (BVI) hold a majority of our common stock.

      On August 15, 2005 we changed our name from Meditech Pharmaceuticals, Inc. to Deli Solar (USA), Inc. The result of the above transactions, as set forth in the following diagram, is that Deli Solar (BVI) is now our direct, wholly-owned subsidiary and Deli Solar (PRC) remains a wholly-owned subsidiary of Deli Solar
(BVI).

                               ----------------------
                               Deli Solar (USA), Inc.
                               ----------------------
                                          |    100%
                               ----------------------
                               Deli Solar Holding Ltd.
                                "Deli Solar (BVI)"
                               ----------------------
                                          |    100%
                               ----------------------
                                 Bazhou Deli Solar
                              Heating Energy Co., Ltd.
                                "Deli Solar (PRC)"
                               ----------------------

      Neither we nor Deli Solar (BVI) have any operations or plan to have any operations in the future other than acting as a holding company and management company for Deli Solar (PRC) and raising capital for its operations. However, we reserve the right to change our operating plans regarding Deli Solar (USA) and Deli Solar (BVI).

      We currently use Beijing Ailiyang Solar Energy Technology Co., Ltd. ("Ailiyang") as one of our distributors to market and sell our products. Ailiyang was formed on July 28, 1997 as a limited liability company in China and is owned by Deli Du, one of our directors and our CEO and President, Xiufeng Liu, and Xiao'san Du (collectively, "Ailiyang Shareholders"). In 2003 and 2004, sales through Ailiyang were approximately $149,995 and $33,888 of our total sales, respectively. We do not have formal distributorship agreement with Ailiyang and sales usually are made via purchase orders by Ailiyang. We sell our products to Ailiyang at the same price as we sell to other non-affiliated distributors, but we provide a longer time period to pay and a larger amount of trade credit to Ailiyang. As of June 30, 2005, sales payable from Ailiyang to Deli Solar (PRC) totaled $625,845.

      We entered into a stock purchase agreement, dated February 24, 2005, with Ailiyang Shareholders pursuant to which we will purchase all of the stock of Ailiyang from all Ailiyang Shareholders for a total purchase price of RMB 500,000. The purchase is conditioned on the completion of the registration of the stock transfer with the local Commercial Bureau and change of business license with the local Administration for Commerce and Industry. We anticipate that these registration processes will be completed in October 2005, upon which payment of the purchase price will be made. If we complete our purchase of Ailiyang at that time, Ailiyang will become a wholly owned subsidiary of Deli Solar (PRC) and Ailiyang's sole business will be acting as a distributor for our products.

OUR BUSINESS

      Following the completion of the Reverse Merger, the business of Deli Solar
(PRC) became our only business. Deli Solar (PRC) designs, manufactures and sells solar hot water heaters and coal-fired boilers and space heating products. We also provide components, parts and after-sale services associated with these products. Approximately 65% of our revenues are derived from our solar hot water business, with the balance of approximately 35% of our revenues from sales of our coal-fired boilers and space heating products.

      Most end users of our products use them to heat water for their homes, with a concentration in rural areas where electricity is in short supply. Our coal-fired residential boilers, furnaces and heating stoves are also used as primary household space heaters during cold weather, as well as a stove for cooking.

Solar Hot Water Heater Products

      Our primary products are solar hot water heaters. Solar hot water heaters use the sun to heat either water or a heat-transfer fluid in collectors. The solar collector is mounted on or near a house facing south. As the sunlight passes through the collector's glazing, it strikes an absorbing material. This material converts the sunlight into heat, and the glazing prevents the heat from escaping. The two most common types of solar collectors used in solar water heaters in the China market are evacuated tube collectors and glazed flat plate.

      Solar-heated water is stored in an insulated tank until use. Hot water is drawn off the tank when tap water is used, and cold make-up water enters at the bottom of the tank. Solar water heaters tend to have a slightly larger hot water storage capacity than conventional water heaters. This is because solar heat is available only during the day and sufficient hot water must be collected to meet evening and morning requirements.

      We produce and sell solar hot water heaters using both evacuated tube collectors and glazed flat plate. Evacuated tubular solar water heaters are our principal solar products. There are two major types of evacuated tubular solar water heaters: standard evacuated tubular solar water heaters and evacuated heat pipe solar water heaters. The following table sets forth our product types and the approximate percentage of the sales of each type:

------------------------ ------------ ------------------------- ---------------
Types                    Approx.   %  Sub-types                 Approx.  %  of
                         of    total                            total    solar
                         sales                                  product
                         revenues                               revenue
------------------------ ------------ ------------------------- ---------------
Evacuated Tubular        95%          Regular Evacuated         85%
Solar Water Heaters                   Tubular Solar Water
                                      Heaters
------------------------ ------------ ------------------------- ---------------
                                      Evacuated Heat Pipe       10%
                                      Solar Water Heaters
------------------------ ------------ ------------------------- ---------------
Flat Plate Solar Water   5%                                     N/A
Heaters
------------------------ ------------ ------------------------- ---------------

      Evacuated Tubular Solar Water Heaters. This line of products can generate hot water all year round for homes, whether or not they are located in a cold climate. There are two types of vacuum tube water heaters currently available:
i) the all-glass vacuum tube; and ii) the heat-pipe vacuum tube. Our regular evacuated tubular solar water heaters use the all-glass vacuum tubes, and our evacuated heat pipe solar water heaters use the heat pipe vacuum tubes. The primary use of our evacuated tubular solar water heaters is to generate hot water for household uses. However, solar thermal energy can also be employed in industrial processes, timber treatment, agricultural processes, cooling and space heating.

      A growing number of our products are being used in complete building integrated solar heating packages, which integrate our solar hot water heating systems directly into the construction of new commercial office buildings and industrial developments.

      Our regular evacuated products use all-glass evacuated tubular collectors. These collectors consist of rows of parallel transparent glass tubes, which are double layered and made of borosilicate glass. Each tube contains an absorber and is covered with a selective coating. Sunlight enters the tube, strikes the absorber, and heats the water flowing through the absorber. The space between the glass tubes and the absorber is "evacuated," or is a "vacuum". This vacuum helps the collectors achieve extremely high temperatures (170-350 degrees F). Because all-glass evacuated tubular collectors are relatively easy and cheap to make compared to heat pipe vacuum tubes, our regular evacuated tubular solar water heaters are our best selling solar hot water heater comprising approximately 85% of our solar water heaters sales.

      Our evacuated heat pipe solar water heaters use the heat pipe vacuum tubes to convert solar energy into thermal energy. A heat pipe vacuum tube is a hermetically sealed evacuated tube containing a mesh or sintered powder wick and a working fluid in both the liquid and vapor phase. When one end of the tube is heated the liquid turns to vapor absorbing the latent heat of vaporization. The hot vapor flows to the colder end of the tube where it condenses and gives out heat. The use of the latent heat of the fluid enables heat to be transferred at 500 to 1000 times the rate compared with a solid metal rod and at temperature differences between the ends of the pipe as low as 2oC. The heat-pipe vacuum tube is a combined pipe and vacuum technology. This product line features fast heating, minimum thermal loss, high temperature resistance, anti-freeze and good pressure resistance. Evacuated heat pipe solar water heaters, if pressurized, can produce high pressure hot water and solve the uneven temperature of the hot water problem. Our pressurized evacuated heat pipe solar water haters are still in the development stage. Moreover, heat pipe vacuum tubes are more difficult to manufacture and have higher production costs than all-glass vacuum tubes. Given our targeted residential household market, we only sell a limited amount of evacuated heat pipe solar water heaters, comprising approximately 10% of our solar hot water heaters sales.

      Flat Plate Solar Water Heaters. This type of solar water heater consists of a flat-plate solar collector and a hot water tank with natural circulation (thermosyphon). The collector is constructed from either a copper-aluminum mix, all copper, or anti-corrosive aluminum. The collector is a rectangular box with a transparent cover and a back side insulation layer. Small tubes run through the box and carry fluid-either water or other fluid, such as an antifreeze solution. The tubes attach to a black . As heat builds up in the collector, it heats the fluid passing through the tubes. The hot water or liquid goes to a storage tank. Flat plate solar water heaters made by foreign manufacturers typically can provide a household with 70-100 liters of hot water at (at 40-60oC) per day all year round. However, the anti-freeze technology for the flat plate has not fully developed in the PRC. Our flat plate solar hot water heaters, and to our knowledge, other flat plate solar hot water heaters that are currently available in China, can be used only during the spring, summer and fall seasons. Our sales of this product comprise approximately 5% of our total solar hot water heater sales.

Boilers and Space Heating Products

      Our boilers, furnaces and stove heating products are coal-fired, small scale units for residential space heating and cooking. We manufacture more than 80 types of boilers, furnaces, space heating and stove cooking products. Separated by functions and usage, our boilers, furnaces and stove heating products can be divided into three types: 1) combined cooking and space heating, comprising approximately 65% of our sales of boilers and space heating products,
2) combined shower and space heating, comprising approximately 15% of our sales of boiler and space heating products, and 3) multifunctional shower, cooking and space heating, comprising approximately 20% of our sales of boilers and space heating products.

New Product Pipeline

      To capitalize on the growing new construction market in the PRC, we are seeking to expand our product line to include building integrated (part of the building system's heating and hot water system during new construction) solar hot water and space heating systems for multi-family, commercial and industrial settings. Additionally, the following products are currently in the product planning and developing stage:

>> Photovoltaic powered water heaters. Currently we are developing photovoltaic powered water heaters. Photovoltaic technology (PV) is a technology that converts the sun's energy into electricity. Photovoltaic modules or panels are made of semiconductors that allow sunlight to be converted directly into electricity. These modules can provide customers with a safe, reliable, maintenance-free and environmentally friendly source of power for a very long time. This system consists of a photovoltaic array connected to several resistive heating elements within a water storage tank. The PV array produces electrical power during periods of solar irradiation and this power is immediately dissipated in the resistive elements. We believe that severe electricity shortages for the PRC's grid-connected residents, the complete absence of grid electricity for millions of others and the poor prospect of improvement via incremental central station capacity and grid development any time soon, combined with the PRC's abundant solar energy resource and an active rural banking system, combine to make conditions favorable for adding photovoltaic powered water heaters to our existing solar hot water heater product lines. We projected that our photovoltaic powered water heaters will be in the market in 2007 or later. Pressurized evacuated heat pipe solar water heaters. This product under development will be an improvement to our existing evacuated heat pipe solar water heaters. This product will solve the uneven temperature of the hot water problem by using two separate pipelines for upstream and downstream water. This product is projected to be in the market the earliest of 2006.

>> Smokeless coal-fired boilers. This product will not produce smoke and is environmentally friendly. It is projected to be in the market in 2006 or later.

>> Bio-materials furnace, which utilizes waste materials such as dry hay, is projected to be in the market in 2007 or later.

Raw Materials and Principal Suppliers

      The primary raw materials for manufacturing Deli Solar (PRC)'s products are stainless steel plate, vacuum tubes, iron and regular steel plate. These raw materials are generally available and Deli Solar (PRC) has not experienced any raw material shortage in the past. Because of the general availability of these raw materials, we tend not to enter into long-term contracts or arrangements with most of our raw materials suppliers. We believe that this allows us the flexibility to evaluate numerous suppliers each year for quality and price and always have at least three suppliers that are approved for purchases for each raw material. However, this arrangement will provide no guarantee to us that necessary materials will continue to be procured at the prices or delivery terms currently available or acceptable to Deli Solar (PRC).

      During the past three years, we have purchased stainless steel plate primarily from Lingyi Co. in Shangdong. Our three principal suppliers of vacuum tubes are Shangdong Taian Co., Beijing Linuo Co. and Beijing Tianpu Co. Our principal supplier of steel and iron plate is the local Bazhou City steel market, which consists of approximately 100 steel suppliers. We do not rely on any particular suppliers to procure other raw materials.

Production Processes

      Deli Solar (PRC) assembles or manufactures most of its products. Currently, we operate a factory in Bazhou, a city in the Hebei Province of the PRC near Beijing. Our senior manufacturing personnel includes six professional engineers, 12 associate engineers and a number of senior design consultants.

      Manufacturing Process, Cost, and Capacity

      Currently, our production is accomplished primarily through the use of manual labor because of the cheap labor cost in the Bazhou area. However, we plan to investigate automation of some of our production processes if our production reaches a volume where it would be cost effective to do so.

      During manufacturing peak seasons for solar hot water heaters, which normally are the second and third calendar quarters of the year, we have at least approximately 300 workers working 3 shifts, 7 days per week. In addition to the approximately 160 permanent manufacturing workers we employ, we also contract for temporary workers to meet increased production requirements, when necessary. We pay our production workers by items produced. Because of the strategic location of our manufacturing facilities, we are able to take advantage of low cost labor in the Bazhou area, which we estimate to be approximately 40% lower than in the Beijing or Shanghai areas. We do not experience a great deal of worker turnover because there are relatively few manufacturing employment positions in the Bazhou area and believe that we have achieved a high level of employee loyalty. Set forth below is certain information regarding our current manufacturing capacity:

                         Current Manufacturing Capacity

    --------------------- ---------------------- ----------------------
                                  Daily                Annual
                               Production            Production
                           (Approximate Units)   (Approximate Units)
    --------------------- ---------------------- ----------------------
     Solar Hot Water
         Heaters                   150                  40,000
    --------------------- ---------------------- ----------------------
    Boilers and Space
    Heating Products               100                  26,000
    --------------------- ---------------------- ----------------------

      Quality Control

      Our manufacturing processes follow strict guidelines and standard operating procedures that is compliant with ISO 14000. Our products are routinely tested as are individual aspects of our production. We are in the process of applying for ISO 14000 certification.

      Because of our stringent quality control system, most of our products are certified by governmental quality control testing centers, such as the Hebei Province New Energy Products and Projects Quality Control and Testing Center, and the Beijing Technology Supervisory Bureau. We also received awards from Hebei Province Consumers Organization and Hebei Province Administration of Industry and Commerce, as well as endorsement from the China Rural Areas Energy Industry Association. The following table sets forth the brands of our products that are certified by the Beijing Technology Supervisory Bureau to meet the National Industry Standard NY-T 343-1998, which is the standard to test solar hot water heaters' thermal power:

------------------- ---------------------------------------- -----------------
Brands              Products                                 Model Numbers
------------------- ---------------------------------------- -----------------
Deli Sunny Brand    Solar Water Heaters                      DLYG-12/75
------------------- ---------------------------------------- -----------------
Ailiyang Brand      Solar Water Heaters                      ALY-12/75
------------------- ---------------------------------------- -----------------
Dudeli Brand        Solar Water Heaters                      DDL-12/75
------------------- ---------------------------------------- -----------------
Deyu Brand          Solar Water Heaters                      DY-12/75
------------------- ---------------------------------------- -----------------

      Original Equipment Manufacturer (OEM) Arrangement

      As set forth above, our sales peak season normally occurs in the second and third calendar quarters of the year for solar hot water heaters and the third and fourth calendar quarters of the year for boilers and space heating products. During the sales peak seasons when our production capacity falls short of the market demand, we assemble and manufacture products through an Original Equipment Manufacturer ("OEM") arrangement. Under an OEM arrangement, we contract with other manufacturers to manufacture products and authorize these manufacturers to put our brand names or trademark on these products. We achieve quality control over products manufactured under the OEM arrangement by sending at least two technicians on site to supervise the production and test the products.

      Manufacturing through OEM arrangements comprises approximately 30% to 40% of our total sales during the peak season. The OEM manufacturers typically receive approximately 1% of the gross sales from the products they manufacture for us. Most of the OEM manufacturers we select are located near areas where products are required, thereby minimizing transportation costs.

Demand for Our Products

      The majority of the demand for our products is from residential households in the PRC, particularly in rural areas. Presently, we sell our products primarily to the rural areas of the North-East part of the PRC including Hebei, Beijing, Tianjing, Heilongjiang, Harbin, and Liaoning. These provinces and municipalities are all located in the geographic areas in the PRC where there is prolonged sunny and dry weather.

      We believe the rural residential market has additional growth potential because it is a relatively new market where we have found relatively little competition.

      Historically, the PRC's rural households have used primitive means of generating hot water and space heating, including hearths and fireplaces. Typically, the source of energy for these primitive systems has been the combustion of biomass, or local agricultural wastes, and/or kerosene. As the PRC's rural populations have developed incremental discretionary income, modern hot water and space heating have become a priority for spending.

Seasonality of Business

      Our sales have seasonal patterns due to the fact that our products largely rely on solar energy, which tends to vary season from season. We enjoy heavy sales of solar hot water products in the spring because solar hot water heaters have the best performance during the summer when the solar energy is abundant. Heavy sales of coal boilers occur in the fall when customers prepare for the winter by purchasing the product for space heating. Sales volume tends to be lower between January and March.

The PRC Solar Hot Water and Space Heating Market

      The PRC's Economic Growth, Energy Shortage and Renewable Energy Policy

      The PRC has recently been experiencing rapid economic growth which has fueled a massive demand for coal, oil and gas. Accordingly, the PRC is depleting its coal deposits and its oil reserves, and imports of coal and oil have increased. Additionally, China's burgeoning demand for energy and increasing consumption of fossil fuels is also causing serious environmental problems.

      The PRC's leaders have recognized that accelerating the country's transition to efficient and renewable energy would ease shortages and environmental concerns. In fact, the new China Renewable Energy Promotion Act was recently passed by the National People's Congress, the PRC's parliament. The Act aims to promote the use of renewable energy as an alternative to more highly polluting fuels, in the hope that this sector's share of total energy supplies will rise from a currently negligible amount. The Act will become effective on January 1, 2006.

      Urban and Rural Market Segmentation for Hot Water and Space Heating Systems in China

      The market for hot water and space heating systems in the PRC has shown recent and substantial growth. Many households in the PRC still do not enjoy modern hot water and heating facilities. According to research conducted by the China Hardware Products Association and the China Information Center in 2002, only 71.5% of urban households have modern hot water systems. Only now have some of these households started to earn the disposable income required to purchase these basic necessities. A survey on urban households conducted by the State Department Development Research Center-Market Economy Research Institute indicated that 47% of the PRC's households will purchase or replace their hot water heaters and space heaters in the next five years.

      If even a small percentage of these households purchase solar hot water heaters at an average price of approximately 3,000 RMB ($362.00), there is a potentially large market for solar hot water heater sales.

      We believe that in most provinces of the PRC, solar-generated hot water for domestic supply is the most available and economical solution. Compared with electricity, natural gas or propane, we believe that solar hot water is more available, lower in cost and more suitable to rural household needs.

      There is little infrastructure in place in the rural areas of the PRC to deliver other energy solutions that are available as more conventional options in other countries. The natural gas or propane infrastructures that represent two of the most common energy sources in the United States, for example, are not well developed in the PRC, even in cities.

      In addition, while electric energy is available in the more urban areas of the PRC than before, it is much less available in rural areas. Approximately 60% of rural communities that are grid-connected experience serious shortages of electricity. Large portions of the PRC's rural areas are not electrified or connected to the electric grid. Eleven counties containing approximately 70 million of the PRC's rural population have no electricity at all, according to National Renewable Energy Laboratories. Also, the cost of electricity is high in many rural areas, making it impractical for hot water and space heating purposes.

      Finally, we believe that the performance and price of solar hot water heaters compare favorably with electric and gas heaters.

                    Cost Economics of Solar Hot Water Heaters

        ------------------------------- ---------- ---------- -----------------
                  (in $USD)               Solar       Gas         Electric
        ------------------------------- ---------- ---------- -----------------
        Initial Equipment Cost             241        120            72
        ------------------------------- ---------- ---------- -----------------
        Engineering Life (Years)           15          6             5
        ------------------------------- ---------- ---------- -----------------
        Equipment Cost (15 years)          241        283           216
        ------------------------------- ---------- ---------- -----------------
        Annual Additional Energy Cost       0         98             81
        ------------------------------- ---------- ---------- -----------------

        ------------------------------- ---------- ---------- -----------------
        Total Operating Cost (15           241       1,747         1,437
        years)
        ------------------------------- ---------- ---------- -----------------

      Solar Hot Water Industry

      The PRC solar hot water industry is a relatively new, but fast growing industry. It has been experiencing an annual growth of approximately 30% since 1999, and are projected by the Solar Energy Usage Commission of the PRC Rural Energy Industry Association and the PRC Renewable Energy Industries Association to grow at a 27.36% annual rate until 2015, as set forth below in terms of square meters of systems installed:

                    Aggregate Solar Hot Water Industry Sales

        --------------------------- ----------------------------
                                           Annual Sales
        --------------------------- ----------------------------
                  1999 A              5.0 million m(2)
        --------------------------- ----------------------------
                  2000 A              6.0 million m(2)
        --------------------------- ----------------------------
                  2001 A              8.0 million m(2)
        --------------------------- ----------------------------
                  2002 A              10.0 million m(2)
        --------------------------- ----------------------------
                  2003 A                12.0 million m(2)
        --------------------------- ----------------------------
                  2004 F                16.2 million m(2)
        --------------------------- ----------------------------
                  2015 F               232.0 million m(2)
        --------------------------- ----------------------------

      Source: China Solar Hot Water Industries Development and Research Report (2001-2003), jointly published by the solar energy association and commission described above.

      Along with the rapid annual growth, the solar hot water heaters have become one of the three major hot water sources (the other two major hot water sources are gas-fired heaters and electric heaters) for PRC households. Because of the PRC's recent growth in the solar hot water heater industry, the PRC has become the world's largest producer and consumer of solar hot water heaters.

      Boiler and Space Heating Industry

      The PRC space heating industry is not new, but the modern systems that we sell are new for our customers. While many rural PRC households have considered hot water a luxury, cooking and space heating are basic necessities. While every PRC rural home and suburban residence has some form of heat generating facility for cooking and heating, these facilities generally are extremely primitive and usually consist of hearths and biomass stoves. These facilities are dirty, unsafe and difficult to handle with respect to fuel. They also tend to be extremely inefficient.

      With many rural households experiencing an increase in disposable income, many PRC households are modernizing their cooking and space heating facilities. Coal-fired boilers for space heating and cooking are one of the principal means for PRC households to modernize these systems.

Marketing, Sales and Sales Contracts

      We believe that our success relies, to a large degree, on our distribution network, brand recognition, responsive after-sales support, and product warranties. To facilitate the distribution of solar hot water heaters and space heating products between the Northern and Southern part of China, we have constructed a business center to provide facilities for the exhibition, distribution and sales of our products and other manufacturers' products. Please see "Item 2 - Description of Property," below, for further information about our business center.

      Our Warranties

      We provide a three-year standard warranty to all of the products we manufacture. Under this standard warranty program, we provide free repair and exchange of component parts in the first year following the purchase, and we charge for repair and maintenance labor costs but provide free exchange of component parts in the second and third years following the purchase. Thereafter, end users pay for any repair and maintenance services, as well as exchange of component parts. According to the standard terms of our agreement with sales agents, we allow our sales agents and distributors to return any defective product for exchange.

      Our Marketing Strategies

         We are seeking to grow and expand our business by the following strategies:

      o     focus on rural market segment.
      o     extensive and targeted advertising.
      o     multi-brand strategy
      o     A larger distribution and agency network.
      o     after-sales services network.

      Our focus on rural market segment

      We market our products to both the urban and the rural markets in the PRC. While most solar hot water manufacturers focus on the urban market, we have always focused on the rural market. The PRC's rural market is about eight times larger than the urban market. Further, our rural customers regard purchasing a hot water heater as a long term investment in a durable good, more so than urban customers.

      We have eight years of experience in running rural marketing and sales organizations. Our marketing and sales team works with our agents to educate our ultimate customer, disseminating information on our product's economics, comparative cost advantages with electricity and gas water heaters, and other product information. We have also received a great deal of feedback from rural customers and have designed our products and marketing to meet their needs and concerns.

      Our Advertising

      Based on advertising effectiveness studies in the PRC, we believe that large scale of advertising in TV and other mass media can have a significant impact on rural residential purchase decisions. Accordingly, we spent over $278,000, or over 4% of sales, on advertising in 2003. In 2004, we spent over $249,000, or over 2.7% of sales, on advertising. We intend to increase our advertising coverage over the next two years.

      Our Multi-Brand Strategy

      In order to position our products to different tiers of markets, we have utilized a multi-brand approach. Our solar hot water brands include: "Anliyang", "DeYu" and "Deli Solar"; our space heating brands include "De Yu" and "Du Deli". Each of these brands targets a different type of customer. We classify the brand names of the solar hot heaters into three types: Premium, Standard, and Economy, and space heating products into two types: Premium and Standard. Below are some of our products and related brand names and classifications:

      Solar Hot Water Heater Series

                    --------------------------- ----------------------------
                    Our Brand Name              Our    Classification    of
                                                Products
                    --------------------------- ----------------------------
                    Deli Solar                  Premium
                    --------------------------- ----------------------------
                    DeYu                        Standard
                    --------------------------- ----------------------------
                    AiliYang                    Economy
                    --------------------------- ----------------------------

      Space Heating Series

                    --------------------------- ---------------------------
                    Our Brand Name              Our    Classification   of
                                                Products
                    --------------------------- ---------------------------
                    Du Deli                     Premium
                    --------------------------- ---------------------------
                    DeYu                        Standard
                    --------------------------- ---------------------------

      Our objectives in this Multi-Brand Strategy are as follows:

      o We intend to position different product offerings targeting different tiers of the same geographical market.
      o We intend to eliminate agency dominance in a regional market by granting non-exclusive agency to more than one distributor in a region.
      o We intend to create competition among agents by assigning only one specified brand of our products to one distributor in a sales region so that each different distributor will be selling a brand different from other distributors in the same geographical region. We periodically evaluate the performance of distributors in the same region, and then provide suggestions to help them perform better. In addition, we also encourage them to increase sale of our premium products.
      o     We intend to increase market share via the multi-tier approach.

      Our brand logos are the following:

[LOGO]

      Our distribution and agency network

      We manufacture or assemble our products, and sell them to distributors, or wholesalers, located in major cities or provincial hubs, and these wholesalers sell our products on to a network of smaller distributors, or dealers, in outlying areas. Sometimes when the dealers are closer to our warehouse, we also sell directly to dealers to simplify the payment process and save transportation costs. Because these dealers are usually developed by the wholesalers, each direct sale to a dealer will be recorded under the account of the wholesaler who developed the business relationship with that particular dealer. Our ultimate customers purchase their products from either wholesalers or dealers, each of which also installs the systems. At the same time, we have a Marketing Department consisting of 56 sales persons who provide customers feedback to the management team and market information to our product development team.

      Distribution Channel for Solar Water Heater Systems

           [LOGO Distribution Channel for Solar Water Heater Systems]

      The PRC is a geographically vast country and the market for our products covers many regions. To penetrate this market effectively, we have built up a market-penetration system, especially in the less-developed rural areas of the PRC. Our sales network system includes approximately 515 distributors and wholesalers and approximately 2,000 local electronic retailers covering 27 provinces in China, with a focus on northern PRC area, north-eastern PRC area, Beijing metropolitan area, and Tianjing metropolitan area. The northern PRC area includes Hebei Province, Henan Province, Shangdong Province, Shanxi Province, and An'hui Province. The north-eastern PRC area includes Liaoning Province, Harbin Province, and Heilongjiang Province. , Sales to the areas where we focus our efforts consist of approximately 70% of our total sales revenues. We believe that this channel allows us to have an efficient network in China dedicated to servicing the rural communities. Because of our comprehensive distribution network, we do not rely on any particular agent or distributor for our sales. In the past five years of our operation, no single agent or distributor has generated more than 5% of our total annual sales.

      We are able to attract a large number of distributors, sales agents, and retailers because of the following reasons:

      We produce both solar hot water heaters and boilers, while the majority of manufacturers in the PRC normally produce only one single type of products. The sales of solar hot water heaters and boilers both have seasonality. Generally, solar hot water heaters are in high demand in the spring and the sales peak season for boilers is in the fall. Therefore, the combined production of solar hot water heaters and boilers allows us to provide the distributors, wholesalers and retailers with products for sales throughout the year.

      We carefully select our distributors and provide various supports to them. Our contracts with our wholesalers and distributors normally have a three- to five-year term. While most of our agency and distributor contracts are non-exclusive, we are seeking some exclusive distribution relationships to strong distributors. We require new sales agents to deposit a significant amount of cash as a down payment towards the purchase of our systems. We consider the following factors in our selection of a new distributor or wholesaler:

      o     Local solar energy status and market potential
      o     Local competition
      o     Sales and market potential of the coverage area
      o     Presence of alternatives, gas or electric
      o     Credibility of the candidate

      For each candidate we select, we enter into agency contract with it, under the contract we provide warranty cards, product testing certificates, product brochures, and other promotional materials. In addition, we help them to design store logos and show rooms, provide them with uniforms, and assist them to make a marketing plan.

      We have established a horizontal distribution structure. We have designed and implemented a horizontal distribution structure to streamline the efficiency of our distribution network, shorten the time for products to get to market and provide better coverage of our geographical markets. This horizontal distribution structure also reduces distribution costs and provides for immediate feedback from our markets and customers to our management.

      The horizontal distribution structure is a significant competitive advantage for Deli in successfully penetrating the rural market segment. Currently, 50% of our products are delivered directly to customers via only one layer of agency organization, compared to the 20% in 2001. We believe that 70% of our products will move through one layer of agency organization in the future.

      Our after sales service network

      We are in the process of implementing a service network in parallel with our national sales and distribution network. Our after sales services are primarily performed by our sales agents and distributors. We have begun to provide technical training to our 515 distributors in order to provide after sales service to our customers. The local distributors are very enthusiastic about having the ability to provide after service to the customers. Service also provides the distributors with a new source of revenue. Additional benefits to us from a service network are the ability to receive customer and product feedback on a constant basis. We can use this information to continuously adjust its production plans, product designs, inventory control and marketing and sales strategies.

COMPETITION

      The solar hot water market in the PRC is highly fragmented. According to statistics from the Chinese Energy Research Association, there are currently over 3,500 solar hot water heater manufacturers producing products under more than 3,000 brands. The top 51 companies have, on average, over 10 million RMB in sales (approximately $1.2 million), with the top ten companies together control 17% of the domestic market.

      The largest manufacturer is Huangming Solar Water Heaters, Co, Ltd., which has 5% of the total market. The second and third largest companies are Tsinghua Sunshine Solar Water Heaters, Co, Ltd. and Huayang Solar Water Heaters, Co, Ltd., which each have 3% of the market in the PRC.

            Ranking of Solar Hot Water Companies by Market Share Based on Revenue in 2003
------------------------- ----------------- ----------------- ------------------ -----------------
              Company         Ranking         Market Share    Type of Ownership     Profitable
------------------------- ----------------- ----------------- ------------------ -----------------
Huangming                        1                 5%         Government-owned          No
------------------------- ----------------- ----------------- ------------------ -----------------
Tsinghua Sunshine                2                 3%         Government-owned          No
------------------------- ----------------- ----------------- ------------------ -----------------
Huayang                          3                 3%         Government-owned          No
------------------------- ----------------- ----------------- ------------------ -----------------
Deli Solar (PRC)                 19               0.4%         Privately-owned         Yes
------------------------- ----------------- ----------------- ------------------ -----------------
Top 10 Companies                                  17%
------------------------- ----------------- ----------------- ------------------ -----------------

Source: Chinese Energy Research Association

      In 2003, we were ranked 19th in terms of revenue, with a market share of 0.4%. However, we believe that we are the only solar hot water company that has been consistently profitable. In 2004, we generated approximately U.S.$9.38 million sales, making us one of the leaders in the industry. We believe our success lies on our quality control, brand recognition strategy, comprehensive distribution network, and most importantly, the fact that we are not government owned.

      The majority of our competitors are government owned, that is, they are owned and controlled by PRC governmental entities, usually at the local or municipal level. In the late 1970's, the PRC government developed businesses as a means to employ residents and generate cash flow, generally in that order of priority. While these businesses served a useful purpose, they generally were inefficient and unprofitable, and many that have not already been privatized remain so today.

      In the 1990's, China authorized the ownership of businesses by private individuals, shareholders and other non-governmental entities for the first time. Today these privately-owned enterprises tend to outperform their government owned counterparts.

RESEARCH AND DEVELOPMENT ACTIVITIES

      Our research and development ("R&D") expenses have historically consisted of approximately 1% to 2% of our annual sales revenues. Most of these expenses were spent in designing and manufacturing new products. In 2004, we successfully developed 18 new products, as compared to 11 new products in 2003. Our other R&D activities are primarily initiated by our end users' specific request on new function or improvement on our products. For this type of product improvements, the customers who initiate the specific request normally bear the cost of the R&D.

      Currently, we have a 5-person research and development team. Our R & D team includes two senior engineers: Luo Yunjun, who is also the chairman of Beijing Solar Industry Association, and Hao Fangzhou, who is also the chairman of the Chinese Economic Boiler Association.

      We have also formed an informal alliance with Tsinghua University to commercialize patents and innovations developed by the university's scientists.

INTELLECTUAL PROPERTY

      Trademarks. Deli Solar (PRC) is the holder of the following PRC trademarks:

--------------------- ----------------------------------------------- --------------------- -------------------
Trademark             Authorized Scope                                Valid Term            Certificate Number
--------------------- ----------------------------------------------- --------------------- -------------------
Deli Solar            Boiler  (Space  Heating  Utility);  Solar  Hot  03/14/2003        to  1978396
                      Water  Utility;  Solar Stove and Solar  Energy  03/13/2013
                      Collection Heater
--------------------- ----------------------------------------------- --------------------- -------------------
Du Deli                                                               01/28/2003        to  1978532
                                                                      01/27/2013
--------------------- ----------------------------------------------- --------------------- -------------------
De Yu                 Solar Energy  Collection  Heat and Boiler (Not  07/28/1998        to  1195609
                      machine accessory)                              07/27/2008
--------------------- ----------------------------------------------- --------------------- -------------------
Aili Solar (to        Registration is pending
replace our brand
"Ailiyang")
--------------------- ----------------------------------------------- --------------------- -------------------

      Our trademark registrations were issued by the Trademark Offices of PRC National Industrial and Commerce Administrative Bureau. The PRC Trademark law, adopted in 1982 and revised in 2001, protects registered trademarks. A registered trademark is protected for a term of ten years, renewable for another term of ten years, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

      Our mark "Ailiyang" is not a registered trademark. We are in the process of applying for the registration of the mark of "Aili Solar". Once the mark "Aili Solar" is registered, we plan to use it for products manufactured under the current brand "Ailiyang." The registration application is in the name checking stage and we anticipate the entire registration process will take about 12 to 18 months to complete under the PRC trademark law.

      Patents. Currently, we do not have any patents on any of our products.

      Domain names. We own and operate a website under the internet domain name http://www.deli-group.com. Our other internet domain names www.delisolar.com and www.AiLiYang.com will direct to the deli-group.com website. We are currently in the process of updating our websites. The information contained in our websites does not form part of this annual report.

GOVERNMENT REGULATION

      We must obtain a production approval from the Quality and Technology Supervisory and Control Bureau at the provincial level in order to produce our boilers and space heating products. Manufacture and sale of solar hot water heaters do not require any permit or approval from the government or self regulatory professional associations. Other than that, Deli Solar (PRC) does not face any significant government regulation of its business or production and does not require any government permits or approvals to conduct its business, except for those required of all corporations in the PRC.

COMPLIANCE WITH ENVIRONMENTAL LAWS

      To our knowledge, neither the production nor the sale of our products constitute activities or generate materials, in a material manner, that requires our operation to comply with the PRC environmental laws.

EMPLOYEES

      We, through Deli Solar (PRC), currently have approximately 268 employees of whom approximately 160 are permanent manufacturing workers, 11 are senior management, 5 are R&D personnel, 20 are managerial, administrative, finance and accounting staff, 9 are engineers and technicians engaged in engineering, consulting and training service, 56 are engaged in sales and marketing, and 7 were engaged in manufacturing and other operational activities.

      Deli Solar (PRC) requires each employee to enter into a standard employment agreement running for one year. The standard employment agreement contains a confidentiality clause and a covenant-not-to-compete clause, under which an employee must keep confidential all manufacturing technology including drawings and other technology materials, sales and financial information, and trade secrets obtained through his or her employment with us. Breach of this confidentiality clause will result in termination of employment. Further, each employee may not compete against with us for certain period of time following the termination of employment with us. We purchase group workers' compensation policy on behalf of our workers, and the premium is deducted from each employee's paycheck.

PRODUCT DELIVERY AND RISK OF LOSS ISSUES

      Depending on our sales agent's and distributors' preferences, delivery of our products can be arranged by the agents and distributors, or can be arranged by us. In the latter case, we deliver our products primarily through trucks, supplemented with trains and cargo ships. According to the delivery terms in Deli Solar (PRC)'s standard agency contract, the sales agents of Deli Solar
(PRC) pay for the transportation cost. Although the agency contract has not specifically provided for the issue of risk of loss, our customary practice is that sales agents will bear the risk of loss in shipment and purchase shipping insurance at their cost.

      We currently do not carry any product liability or other similar insurance, nor do we have property insurance covering our plants, manufacturing equipment and office buildings. While product liability lawsuits in the PRC are rare and Deli Solar (PRC) has never experienced significant failures of its products, there can be no assurance that Deli Solar (PRC) would not face liability in the event of the failure of any of its products. We plan to purchase property insurance to cover our manufacturing plants, equipment and office buildings.

ITEM 2. DESCRIPTION OF PROPERTY

      All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right." The following are the details regarding the land use rights for the two pieces of land that we use in our business which are owned by us or are in the process of being transferred to us. The land use rights owned by Deli Du, our CEO, President and a director, are in the process of being transferred to us:

-------------- ----------- ---------- ----------- ------------------ ----------- ----------------
 Registered    Location    Usage      Square      Construction/buildiTerm of     Transfer price
    Owner      & Deed      and          meters       on the land     use right
               Number     Nature
-------------- ----------- ---------- ----------- ------------------ ----------- ----------------
Bazhou Deli    Bazhou,     Industrial 10,244.05   Plant,             50 years    RMB 750,000
               Ningnan     TransferredSq. M;      warehouses,        (from       was paid to
               Village;    Land                   accessories        March 25,   the Langfang
               #98060026                          room, convention   1998 to     Municipal Land
                                                  center             March 25,   Administration
                                                                     2048        Bureau, plus
                                                                                 annual land
                                                                                 use fee of RMB
                                                                                 5122
-------------- ----------- ---------- ----------- ------------------ ----------- ----------------
Mr. Deli Du    Eighty      Office     816 Sq.     Office building,   50 years    RMB 20,000 was
               kilometers  space      M;          accessories room   (from       paid to the
               from        for Deli                                  June 11,    Langfang
               Bazhou      Solar                                     2001 to     Municipal Land
               Jinbao      (PRC)                                     June 3,     Administration
               Road        Granted                                   2051        Bureau
               North;      Land
               #20010700405
-------------- ----------- ---------- ----------- ------------------ ----------- ----------------
Total                                 11,060.05
                                      Sq. M
-------------- ----------- ---------- ----------- ------------------ ----------- ----------------

      In addition to the above land use rights utilized by us, on May 1, 2003, Deli Solar (PRC) entered into a lease with Bazhou County Credit Union Lianshe Branch ("Credit Union"), under which we leased a parcel of land for an office building for 20 years at an annual rent of RMB 120,000 (the "Leased Land"). The lease is automatically renewable for another 20 year term subject to terms to be negotiated at the expiration of the first 20-year term. The size of the land is approximately 19,140 square meters.

      We have constructed a business center on the Leased Land. The business center is to be used for show rooms, retail stores, and a distribution center for solar related products and space heating products. . We have retained a majority of the building's usable space for our business. We are also seeking to lease part of the building to persons and entities whose businesses are related to ours such as sales agents, distributors, accessory parts dealers, and after-sales service agents.

      Deli Solar (PRC) also leases an executive office at 68 An'li Road, Chaoyang District, Beijing, at a monthly rental of RMB 6,800.

ITEM 3. LEGAL PROCEEDINGS

        We know of no material, active, pending or threatened proceeding against us, Deli Solar (BVI) or Deli Solar (PRC), nor are we involved as a plaintiff in any material proceeding or pending litigation. We also know of no proceedings in which any of our or our subsidiaries' directors, officers, or affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interests.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no shareholders meetings during the fiscal year ended December 31, 2004 or in the subsequent interim periods through the date of this Transition report. There were, however, actions by written consent of the shareholders and information statements filed with the SEC in connection with such actions as set forth below.

      On May 19, 2005, pursuant to the requirements of Nevada Revised Statutes ("NRS") 78.2055, we received written consents in lieu of a meeting of stockholders from holders of shares of Common Stock representing in excess of a majority of the total votes of those entitled to vote as holders of shares of our Common Stock approving the Certificate of Amendment to the Articles of Incorporation of the Company pursuant to which our name was changed to "Deli Solar (USA), Inc." (the "Name Change").

      At the same time, our Board of Directors adopted resolutions to reduce the number of authorized shares of Common Stock from 400,000,000 shares to 66,666,667 shares and the corresponding number of issued and outstanding shares of our Common Stock from 36,850,794 to approximately 6,141,799 shares by a ratio of 1 for 6 (the "Reverse Split").

      We disseminated an Information Statement on or about July 11, 2005, to the holders of record as of the close of business on July 8, 2005 of shares of our Common Stock, regarding the Name Change and the Reverse Split. Further information regarding the Reverse Split and Name Change can be found in the Information Statement on Form 14C filed with the SEC on July 11, 2005.

      In connection with the Stock Contribution Agreement of March 31, 2005, our Board of Directors appointed four (4) new directors, Messrs. Deli Du, Kelly Chow, Yunchun Luo and Ravinder Soin, followed by the resignation of Mr. Kevin Halter, Jr. We filed an Information Statement under Rule l4f-l of the Exchange Act on June 15, 2005. The appointment of the four (4) new directors and resignation of Mr. Halter became effective upon the expiration of the ten-day period from the date of mailing of the Information Statement.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters.

      The Company's common stock was reported on NASDAQ through April 30, 1986, at which time it was delisted because of failure to meet the minimum capital, surplus and asset requirements of the NASD by-laws. Thereafter, the Company's common stock was traded on the over-the-counter (OTC) Bulletin Board under the trading symbol "MDPM.OB." After the completion of the Reverse Merger on March 31, 2005, we obtained the new symbol "DLSL.OB" under which our common stock is now traded.

      On August 31, 2005, the closing price for the common stock of the Company was $7.5. The closing prices during the quarterly fiscal periods indicated were as follows:

Quarter Ended              Closing Price
------------------         -----------

    3/31/2003              $0.11
    6/30/2003              $0.08
    9/30/2003              $0.05
   12/31/2003              $0.03
    3/31/2004              $0.03
    6/30/2004              $0.02
    9/30/2004              $0.02
   12/31/2004              $0.05
    3/31/2005              $1.95
    6/30/2005              $2.75

      Some of the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      As of September 13, 2005, there were 6,144,946 shares of our common stock issued and outstanding, and there were approximately 2502 holders of record of our outstanding shares.


Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

      The following sets forth recent sales by the Company of unregistered securities during the fiscal year ended December 31, 2004, and for the six months ended June 30, 2005:

      1. During the twelve months ended December 31, 2004, we granted 3,000,000 shares of our common stock as payment against a loan given to Meditech. The loan of $30,000 was paid off through this issuance.

      2. During the twelve months ended December 31, 2004, we issued an aggregate of 9,800,000 shares of our common stock for cash of $142,222.

      No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933 on the basis that they were issued under circumstances not involving a public offering.

      The following sets forth recent sales by the Company of unregistered securities during the six months ended June 30, 2005:

      1. On March 31, 2005, pursuant to the Stock Contribution Agreement, the former shareholders of Deli Solar (BVI) contributed all the shares of capital stock of Deli Solar (BVI), par value U.S.$0.05 per share, in exchange for 24,407,784 shares of common stock of the Company. The exchange qualified as exempt transactions under Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended.

      2. On March 31, 2005, pursuant to subscriptions executed by seventeen accredited investors, the Company issued a total of 9,853,740 shares of common stock, accompanied by warrants entitling the warrant holders to purchase eight
(8) shares of common stock for each ten (10) shares issued, in private placements qualifying as exempt transactions under Section 4(2) of the Securities Act of1933, as amended, and Rule 506 of Regulation D thereunder. The total purchase price paid for the common shares and warrants was $5,748,015. The shares with the warrants were sold as "Units" at $35.00 per unit consisting of sixty (60) shares plus a warrant to purchase forty- eight (48) shares. The exercise price per share of the individual warrants was $0.642 per share.

      The offering to the seventeen accredited investors was accomplished through Kuhns Brothers Securities Corporation, an NASD member and SEC registered broker dealer, as placement agent. John Kuhns, a principal of Kuhns Brother, Inc., is the Chairman of our Board of Directors.

      Further information regarding these transactions is contained in out Current Report on Form 8-K filed with the SEC on April 6, 2005.

Dividend Policy

      The payment of dividends, if any, is to be within the discretion of the Company's Board of Directors. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends in the near future.

      Dividends, if any, will be contingent upon the Company's revenues and earnings, capital requirements, financial conditions and the ability of Deli Solar (PRC) to obtain approval to get monies out of the PRC. The PRC's national currency, the Yuan, is not a freely convertible currency. Effective January 1, 1994, the PRC foreign exchange system underwent fundamental changes. This reform was stated to be in line with the PRC's commitment to establish a socialist market economy and to lay the foundation for making the Yuan convertible in the future. The currency reform is designed to turn the dual exchange rate system into a unified and managed floating exchange rate system.

      A China Foreign Exchange Trading Centre was formed in April, 1994 to provide an interbank foreign exchange trading market whose main function is to facilitate the matching of long and short term foreign exchange positions of the state-designated banks, and to provide clearing and settlement services. The People's Bank of China publishes the state managed exchange rate daily based on the daily average rate from the previous day's inter-bank trading market, after considering fluctuations in the international foreign exchange markets. Based on these floating exchange rates, the state-designated banks list their own exchange rates within permitted margins, and purchase or sell foreign exchange with their customers.

      The State Administration of Foreign Exchange of the PRC ("SAFE") administers foreign exchange dealings and requires that they be transacted through designated financial institutions. All Foreign Investment Enterprises ("FIEs") may buy and sell foreign currency from designated financial institutions in connection with current account transactions, including, but not limited to, profit repatriation. With respect to foreign exchange needed for capital account transactions, such as equity investments, all enterprises in the PRC (including FIEs) are required to seek approval of the SAFE to exchange Yuan into foreign currency. When applying for approval, such enterprises will be subject to review by the SAFE as to the source and nature of the Yuan funds.

      Pursuant to a public notice issued by SAFE on January 24, 2005, and a subsequent public notice issued by SAFE on April 8, 2005, acquisitions of PRC domestic companies by offshore companies established and controlled by PRC domestic residents are subject to examination, approval or verification by the central bureau of SAFE. In the case of the acquisition of Deli Solar (PRC) by Deli Solar (BVI), , no such approval or verification was obtained. To our knowledge, the central bureau of SAFE has not approved or verified any transactions subject to the January 24 and April 8 SAFE notices, and has conducted no enforcement actions in connection therewith. However, there is a possibility that SAFE may choose to examine such transactions and conduct such enforcement actions in the future, which could include restricting PRC companies' ability to distribute profits to their offshore parent companies. If enforcement actions are conducted by SAFE, the penalties that may be assessed or the remedial measures that may be required in connection with such enforcement actions are uncertain, due to the absence of any provision for penalties or remedial measures in the January 24 and April 8 SAFE notices.

Equity Compensation Plan Information

      The following table sets forth, as of May 31, 2004, the composition of the Company's equity compensation plans:

                                                        EQUITY COMPENSATION PLANS

                                                      (a)                       (b)                          (c)
                                       ---------------------------    ----------------------     ------------------------------
                                                                                                     Number of Securities
                                                                        Weighted-average         Remaining Available for Future
                                       Number of Securities to be       Exercise Price of            Issuance Under Equity
                                        Issued upon Exercise of            Outstanding            Compensation Plans (excluding
                                         Outstanding Options,           Options, Warrants         Securities reflected in Column
                                          Warrants and Rights               and Rights                        (a))
           Plan Category                        (#)                             ($)                           (#)
- ------------------------------         ---------------------------    ----------------------     ------------------------------
Equity compensation plans
approved by security holders                                 0          $              0                            0

Equity compensation plans not
approved by security holders                             9,648                     0.001                            0
                                          --------------------          ----------------                -------------

Total                                                    9,648          $          0.001                            0
                                          ====================          ================                =============


Transfer Agent

      The Company's stock transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway, Suite 102, Fisco, TX 75034. Their telephone number is 469-633-0101, and their facsimile is 469-633-0088.

Penny Stock Regulations

      The Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. The Company's Common Stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

      For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

      We were incorporated as a Nevada company on March 21, 1983 under the name "Meditech Pharmaceuticals, Inc." Meditech was a drug development company, focused in the areas of research, development, and marketing in the biomedical industry, with an emphasis on anti-infective drugs. On March 31, 2005, we completed a strategic reorganization with Deli Solar Holding Ltd., a corporation organized in the British Virgin Islands under its International Business Companies Act ("Deli Solar (BVI)"), which is a holding company for Deli Solar
(PRC), a Chinese operating company in the solar and renewable energy business. In connection with the reorganization, we transferred all the pharmaceutical research and development business to East West Distributors, Inc. ("East West"), a wholly-owned subsidiary of Meditech formed under the Nevada law on December 13, 2004, and we are distributing pro rata all outstanding shares of East West to our shareholders as of the record date of February 17, 2005 through a spin off to be completed around September 19, 2005.

      Following the completion of the acquisition of Deli Solar (BVI), our sole business consists of designing, manufacturing and selling systems to produce hot water and space heating through Deli Solar (PRC), our indirectly wholly-owed operating subsidiary. Deli Solar (PRC) was founded in 1997. Its main products are solar hot water heaters and space heating and cooking products including coal-fired residential boilers. It also sells accessories, parts, and components, and provides after sales maintenance and repair services.

      Meditech had a fiscal year ending May 31. On August 2, 2005, our Board of Directors resolved to change our fiscal year end to December 31. Therefore, the financial statements in this Transition Report on Form 10-KSB reflect the operating results of Deli Solar (PRC) for the fiscal years ended December 31, 2004 and 2003, respectively, and for the six months ended June 30, 2005 and 2004, respectively.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2004 and December 31, 2003.

Sales and Gross Profit

      Sales revenues increased to approximately $ 9.38 million for the year ended December 31, 2004 as compared to approximately $ 6.01 million for the prior year, an increase of approximately $ 3.37 million or 56%. Our revenues increased during the period as a result of continuing sales and marketing campaigns along with an increase in production. Our average selling prices remained relatively stable during these periods.

      During the fiscal year ended December 31, 2004, we hired more salespersons and expanded our sales territories. In addition, during the fiscal year ended December 31, 2004, average household incomes continued to rise in rural areas and smaller cities which we believe contributed to increased demand for our products.

      Of our $ 9.38 million in sales for the fiscal year ended December 31, 2004, $ 5.7 million was derived from sales of solar hot water heaters, an approximate 50% increase over the prior year. Approximately $0.5 million in sales were represented by coal fired boilers for the fiscal year ended December 31, 2004, an approximate 70% increase over the prior year.

      Gross profit for the fiscal year ended December 31, 2004 was approximately $2.7 million, or 29% of revenues, as compared to gross profit of approximately $
1.2 million or 20% of revenues for the prior year. The increase in gross profit resulted primarily from both increase in sales of premium brand solar water heaters and cost controls implemented in production and raw material purchasing. The increase in premium brand sales resulted from our increased penetration into more medium-sized cities in the northern PRC, where the average household income tends to be higher than in rural areas. For the fiscal year ended December 31, 2004, we sold approximately fifty-two thousand solar water heater products, of which approximately ten thousand were our premium brand, as compared to less than four thousand of the premium brand in the fiscal year ended December 31, 2003.

      We did not have any material concentration of sales to any particular distributor, wholesaler or other entity during the fiscal years ended December 31, 2004 or 2003.

Cost of Sales

      Cost of sales increased to approximately $6.63 million for the fiscal year ended December 31, 2004, or approximately 71% of sales, from approximately $4.78 million, or approximately 80% of sales, in the prior year. The increase in cost of sales was primarily due to increased production driven by increased sales and higher market demand. The decrease in cost of sales as a percentage of sales reflects increasing margins from the sale of higher end brands. In addition, management continues to focus on cost control of raw materials. There are numerous raw material suppliers available to us and the market for the raw materials we use is competitive.

Operating Expenses

      Operating expenses increased to $655,519 for the fiscal year ended December 31, 2004 as compared to approximately $567,566 for the prior year, an increase of $87,953 or about 15 %.

      Among the increase of operating expenses, other selling expenses increased to approximately $86,217 from approximately $11,648 for the prior year, an increase of approximately $74,569, or 640% due to increased sales and our expanded marketing efforts. Selling expenses other than advertising consisted primarily of transportation expenses, agency administration expenses, after sales service, such as expenses for installation, repairs and replacements. We had 268 employees and 515 independent selling agents engaged in sales and marketing as of December 31, 2004, as compared to 168 and 328, respectively, as of December 31, 2003.

      General and administrative expenses were approximately $118,739 for the fiscal year ended December 31, 2004, or approximately 1.3% of revenues, compared to approximately $82,354, or approximately 1.4% of revenues, for the fiscal year ended December 31, 2003. Despite increased sales and production, general and administrative expenses remained manageable relative to revenues. Most of the increase in general and administrative expenses was spent on recruiting and training qualified sales personnel. We anticipate that our general and administrative expenses in the future will be higher due to additional expenses to be incurred as a result of our status as a reporting company.

Income from Operations

      Operating income totaled approximately $2.09 million for the fiscal year ended December 31, 2004 as compared to operating income of approximately $0.66 million for the year ended December 31, 2003, an increase of approximately $
1.43 million or 217 %.

      As a percentage of revenues, operating income was approximately 22% in 2004 as compared to approximately 11 % for the prior year. The increase in operating income as a percentage of revenues was substantially due to the increase in gross profit and the controlling of costs.

Income Taxes

      The Company did not carry on any business or maintain any branch office in the United States during the year ended December 31, 2004 or the year ended December 31, 2003. Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

      Normally at the national level, a PRC company is subject to enterprise income tax at the rate of 33%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually. PRC companies are also subject to local taxes. However, the governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level. To encourage certain industries such as the solar hot water heater industry, the Bazhou municipal government has entered into an arrangement with Deli Solar
(PRC) whereby it pays a fixed tax assessment to the local government in return for an exemption from other taxes. Each year the local tax bureau provides Deli Solar (PRC) with a fixed number representing the tax Deli Solar (PRC) is to remit, which is usually lower than the taxes that would otherwise be payable. Deli Solar (PRC) has been paying a fixed tax amount in this manner since its formation in 1997.

      The amount of taxes paid by Deli Solar (PRC) for the fiscal years ended December 31, 2004 and 2003 are included in the financial statements under general and administrative expenses and were $7,990 and $6,295 respectively.

Net Income

      Net income increased to approximately $2.1 million in the fiscal year ended December 31, 2004, or approximately 254% from approximately $0.60 million in the fiscal year ended December 31, 2003, primarily due to increased sales.

Liquidity and Capital Resources

      Since Deli Solar (PRC)'s inception, it has financed its operations and met capital expenditure requirements primarily through cash flows from operations, bank loans and lines of credit, capital from its shareholders and related parties and outside sources. Deli Solar (PRC) extends unsecured trade credit to sales agents and distributors according to their credit status and their sales potential in the sales periods, however, most new agents and small agents do not receive any credit from us.

      As of December 31, 2004, Deli Solar (PRC) had a short-term credit facility from local banks in the PRC with an outstanding balance of $533,213. Each of them is revolving loans with various maturity dates in 2005 with annual interest rates between 6% and 8%.

      We incurred approximately $56,000 in interest expense from bank loans in the fiscal year ended December 31, 2004, as compared to $63,000 in 2003. Most of these interest expenses were capitalized and included in construction in progress.

      We believe that we have sufficient capital from our recent private placement and our operations to support our current operations over the next 12 months.

Accounts Receivable

      The increase in net trade accounts receivable from December 31, 2003 to December 31, 2004 from $208,797 to $216,055 is primarily attributable to the increase of sales in 2004.

Prepaid Expenses

      Prepaid expenses were approximately $353,044 in 2004 as compared to $29,180 in 2003, an increase of approximately $323,864. The increase was primarily due to advance payment to suppliers to purchase raw materials. Such payment in advance allowed us to receive competitive price and guaranteed supplies of raw materials.

Inventory

      Inventories consisted of the following as at December 31, 2004 and December 31, 2003:


                                   December 31, 2004     December 31, 2003
                                   ------------------     ------------------
Raw materials                                  38,148                166,753
Consumables                                    14,394                      -
Finished goods                                246,456                193,987
                                   ------------------     ------------------
     Totals                                   298,998                360,740

      Inventories of raw materials declined during the fiscal year ended December 31, 2004 due to increased production and demand for our products. Inventories of finished goods increased during the same period to allow us to meet increased production and demand.

Accounts Payable

      Accounts payable, including trade accounts payable, other payable and accrued expenses, decreased slightly from $349,827 as of December 31, 2003 to $341,951 as of December 31, 2004. Most of these accounts are payable within one year. There is no interest expense on these accounts. Accounts payable consists primarily of accrued expenses.

Cash

      Cash and cash equivalents increased from $1.1 million as of December 31, 2003 to $1.2 December 31, 2004. Cash and cash equivalents remained relatively stable from 2003 to 2004, despite the increase in our net profits for the fiscal year ended December 31, 2004. This is because we spent $1,421,332 on construction of a new building intended for use as a business and distribution center and warehouse, and for additional operating capacity.

Six Months Ended June 30, 2005 and June 30, 2004

Sales and Gross Profit

      Sales revenues for the six months ended June 30, 2005 were approximately $5.8 million compared to approximately $4.1 million for the six months ended June 30, 2004, an increase of approximately $1.7 million or 43%. The increase in sales revenue resulted primarily from Deli Solar (PRC)'s increase in sales volume and number of distributors.

      Gross profit for the six months ended June 30, 2005 was $1,373,045, an increase of $188,304, or approximately 16%, from $1,184,741 for the six months ended June 30, 2004. The increase in gross profit was primarily due to increased sales.

      We did not have a substantial concentration of sales during the 6 month periods ended June 30, 2005 or June 30, 2004, respectively.

Cost of Sales

      Cost of sales increased to approximately $4.6 million for the six months ended June 30, 2005, or approximately 55% from approximately $2.9 million in the same period of prior year. The increase was primarily proportioned to the increase in sales as compared to the six months ended June 30, 2004.

Operating Expenses

      Operating expenses increased to $ 0.97 million for the six months ended June 30, 2005 as compared to approximately $ 0.28 million for the same period in the prior year, an increase of $0.69 million or about 250%. The increase was primarily due to the substantial increase in general and administrative expenses, advertising and other selling expenses associated with increased sales.

      Among the increase of operating expenses, advertising expense increased to $265,000 from $82,000 for the same period in the prior year, an increase of approximately $182,000, or 220%. The increase in advertising expense was a result of additional advertising campaigns to increase product awareness, branding and sales.

      Other selling expenses increased to approximately $78,000 from approximately $39,000 for the first six month period in the prior year, an increase of approximately $39,000, or approximately 100%. Other selling expenses consisted primarily of transportation expenses, agency administration expenses, after sales services, such as expenses for installation, repairs and replacements. The increase in other selling expenses was due to the increase of sales volume and addition of new distributors.

      General and administrative expenses were approximately $532,000 for the six months ended June 30, 2005, or approximately 9.13% of revenues, compared to approximately $65,000, or approximately 1.6% of revenues, for the six months ended June 30, 2004. The increase in general and administrative expenses resulted primarily from increases in professional fees incurred in connection with the Reverse Merger and the private placement financing simultaneously closed with the Reverse Merger in March, 2005 and thereafter, to maintain our standing as a reporting company. Compensation of newly hired senior management personnel and newly appointed directors also contributed to the increase.

Income from Operations

      Income from Operations decreased to approximately $403,000 in first six months ended June 30, 2005, or approximately 55.7% from approximately $908,000 in the same period of 2004, primarily due to the substantial increase in general and administrative expenses as described above.

Income Taxes

      The Company did not carry on any business or maintain any branch office in the United States during the six months ended June 30, 2005 or the six months ended June 30, 2004. Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

      Currently, the Company has recorded no income taxes and no deferred taxes because it pays a fixed tax as assessed, and annually adjusted, by the State Administration of Taxation of Bazhou and Bazhou Local Taxation Bureau, which is recorded in our financial statements under general and administrative expenses.

      In addition, pursuant to the relevant laws and regulations in the PRC, Deli Solar (PRC), as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, after loss carry-forwards from the previous five years have been recovered. Because Deli Solar (PRC) was transformed into a WFOE in March 2005, it is currently in the two-year 100% exemption from income taxes until March 2007, it is entitled to 50% relief from the PRC enterprise income tax for the following years of its operation from 2007 until 2010. However, we have not yet received any notice or confirmation as to Deli Solar (USA), Inc.'s tax status.

Net Income

      Net income decreased to approximately $389,000 in the six months ended June 30, 2005, or approximately 132% from approximately $901,000 in the six months ended June 30, 2004, primarily due to increases in professional fees in maintaining the Company as a US public reporting company.

Liquidity and Capital Resources

      We successfully raised a total of $6 million from a private placement transaction concurrent with the Reverse Merger in March 2005. We are using these monies to increase our advertising and marketing, as well as to increase our production capacity and facilities.

      During the six months ended June 30, 2005, we discontinued the practice of extending trade credit to sales agents and distributors.

      As of June 30, 2005, Deli Solar (PRC) had the following short term loans outstanding with the following terms:

          Lender and Terms                           Amount Due
          -----------------------                 ----------------
          Bazhou Municipal Credit Union                   $100,000
          From May 1, 2005 to May 1, 2006

Accounts Receivable

      During the six months ended June 30, 2005, accounts receivable increased from $216,000 to $436,000, primarily due to increased sales.

Inventory

      Inventories as of June 30, 2005 increased to $365,000 from $300,000 at December 31, 2004 to accommodate increasing sales and demand for our products.

Accounts Payable

      Trade accounts payable, including trade accounts payable, related party payable and other payable, increased from $129,000 as of December 31, 2004 to $445,936 as of June 30, 2005 primarily because the purchase price due to Deli Du from his sale of Deli Solar (BVI) shares has not yet been fully paid.

Cash

      Cash and cash equivalents increased from $1,191,000 at December 31, 2004 to $4,927,000 at June 30, 2005, primarily as a result of a private placement which resulted in $4,384,922 in net cash providing by financing activities in March, 2005. Cash was offset by operations and also decreased during the six months ended June 30, 2005 due to net cash used in investing activities of $240,000 for investment in a new building and production facility and net cash used in operating activities of $324,000 representing an advance payment for raw materials.

Critical Accounting Policies

      Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 3 to the Company's consolidated financial statements, "Summary of Significant Accounting Policies". Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations:

Revenue recognition

            Product sales are recognized when the products are delivered to and inspected by customers and title has passed. The Company provides a three-year standard warranty to all of the products it manufactures. Under this standard warranty program, repair and replacement of defective component parts are free of any charge during the first year following the purchase. In the second and third year, customers must pay for the purchase of the replacement parts, but not for repair services. The Company also allows its sales agents and distributors to return any defective product for exchange.


      Sales revenue represents the invoiced value of goods, net of a VAT. All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing its finished products.

Property, Plant and Equipment

      Building, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded utilizing the straight-line method over the estimated original useful lives of the assets. Amortization of leasehold improvements is calculated on a straight-line basis over the life of the asset or the term of the lease, whichever is shorter. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to property and equipment used in production is reported in cost of sales.

      Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2004, the Company expects these assets to be fully recoverable.

Bad debts

      The Company's business operations are conducted in the People's Republic of China. The Company extends unsecured credit to its relatively large customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. The allowances for doubtful accounts were $88,600 as of December 31, 2004 and $85,002 as of December 31, 2003.

ITEM 7.      FINANCIAL STATEMENTS

      The following table presents selected financial data for Deli Solar (PRC) for the previous two fiscal years ended December 31, 2003 and 2004 and for the Company on a consolidated basis for the six months ended June 30, 2005 and 2004. We derived the selected financial data set forth below from Deli Solar (PRC)'s audited statements of operations for the two fiscal years ended December 31, 2003 and 2004 and audited balance sheets as at December 31, 2003 and 2004, and the Company's consolidated unaudited statements of operations for the 6 months ended June 30, 2005 and June 30, 2004 and consolidated unaudited balance sheet as at June 30, 2005, each of which is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                              For the Fiscal Year ended                      For the Six-Months ended
                                   December 31,                                    June 30,
                         ----------------------------------------------------------------------------------
                            2004                   2003                    2005                   2004
                                                                       (unaudited)             (unaudited)
Gross revenues           $9,380,2476             $6,011,870              $5,824,938             $4,061,530

Income from operations    $2,090,891               $660,315                $402,561               $908,356

Net income                $2,137,025               $602,245                $388,848               $900,945

Total assets              $5,157,812             $2,934,155              $9,780,292

Total liabilities           $887,612               $645,183                $552,131


      Deli Solar (PRC)'s audited financial statements for the fiscal years ended December 31, 2004 and 2003, together with the report of independent certified public accountants thereon and the notes thereto, and the Company's unaudited interim financial statements for the six-months ended June 30, 2005, including the notes thereto, are presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On August 11, 2003, we engaged MGB Partners, LLP and simultaneously dismissed Corbin & Company, LLP as our independent auditor. This change of our independent auditor was approved by our Board of Directors. Corbin & Company, LLP had not issued any opinion on our financial statements. We are unaware of any past disagreements between us and Corbin & Company, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

      In June, 2005, after the completion of the Reverse Merger, we engaged Child, Sullivan & Company, a professional corporation of Certified Public Accountants, as our principal independent accountant with the approval of our Board of Directors. Accordingly, we dismissed MGB Partners, LLP on the same date. The reason to change our principal independent accountant was based on the fact that our operating company, Deli Solar (PRC), and our subsidiary, Deli Solar (BVI), have been audited by Child, Sullivan & Company in the past and it was in our best interests to continue to retain such firm's services. In connection with the audit of our financial statements and in the subsequent interim period through the date of dismissal, there were no disagreements with MGB Partners, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which disagreements, if not resolved to the satisfaction of MGB Partners, LLP, would have caused MGB Partners, LLP to make reference to the subject matter of the disagreements in connection with their report.

ITEM 8A. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

      At the conclusion of the period ended June 30, 2005, we carried out an evaluation on August 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year or any subsequent interim period that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      As set forth above, in June, 2005, we engaged Child, Sullivan & Company, a professional corporation of Certified Public Accountants, as our principal independent accountant with the approval of our Board of Directors and we dismissed MGB Partners, LLP on the same date. No Current Report on Form 8-K was filed for either event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following are our officers and directors as of the date of this Transition Report. Some of our officers and directors is a resident of the PRC and, therefore, it may be difficult for investors to effect service of process within the United States upon them or to enforce in the United States court judgments obtained against them in the United States courts.

Name                                 Position                   Age
------------------------- -------------------------------- --------------

John D. Kuhns             Director, Chairman.                   55
Deli Du                   President and CEO and Director        40
Jianmin Li                Treasurer and CFO                     36
Jing Wang                 Secretary                             36
Kelly Chow                Director                              46
Yunjun Luo                Director                              69
Ravinder Soin             Director                              52

      Mr. John D. Kuhns was appointed a director and chairman of the Company on March 31, 2005. Since its founding in 1987 he has been a controlling shareholder, president, CEO, a director and chairman of Kuhns Brothers, Inc., an investment banking firm specializing in providing financing for power technology ventures, and, more recently, manufacturing operations within the PRC. Kuhns Brothers, Inc. owns 100% of Kuhns Brothers Securities Corporation, a broker dealer, registered with the Securities and Exchange Commission, in which Mr. Kuhns is the Chairman. Since 2002 Mr. Kuhns has been a director and chairman of Distributed Power, Inc., a public company that owns electric generating projects. Neither of the foregoing Kuhns companies, nor Distributed Power, Inc. are affiliated with the Company. Mr. Kuhns holds a bachelors degree in sociology and fine arts from Georgetown University, a masters degree in fine arts from the University of Chicago and an MBA degree from the Harvard Business School.

      Mr. Deli Du was appointed as a director, president and CEO of the Company on March 31, 2005. Mr. Du was the founder of Bazhou Deli Solar Energy Heating Co. Ltd. (PRC) in 1997 and during the past five (5) years been its controlling equity holder, Chairman and Chief Executive Officer. Since June, 2004 he has also been a director and manager of Deli Solar Holding Ltd. (BVI). Deli Solar Holding Ltd. (BVI) is now our wholly-owned subsidiary, and, in turn, owns all the equity of Bazhou Deli Solar Energy Heating Co., Ltd. (PRC). He is a standing member of the China Solar Energy Utilization Association, the China Efficiency Boiler Association and the Beijing New Energy and Renewable Energy Union.

      Mr. Jianmin Li was appointed our Treasurer and CFO on March 31, 2005. Prior thereto, commencing October, 2001, he had been Senior Finance Manager for Tianjin Exist Food Co. Ltd., one of the largest distributors of fast food consumer goods in the Province of Tianjin, PRC. Mr. Li holds a bachelor's degree in economics from the Business College of Beijing Forestry University (1991) and has completed the MBA program at Katholicke University Leuven Vlerick Management School in Belgium (2001).

      Ms. Jing Wang was appointed our Secretary in May, 2005 and also acts as an assistant to the President, Mr. Deli Du. She is the corporate officer in charge of our compliance with U.S. securities laws and regulations. Ms. Wang holds a Bachelors Degree in Architecture from the Beijing Jiao Tong University, a Masters Degree in Real Estate Finance from the University of New South Wales (Australia), a post graduate degree in commerce from the Chinese Academy of Social Sciences, with English studies at ACCL in Sydney, Australia. From March 2002 to February, 2005 she was with Northcroft (Australia) Pty., Ltd., a company engaged in project, cost and risk management analysis, in which she held the position business development manager.

      Mr. Kelly Chow was appointed as a director in June 2005. Mr. Chow holds a Bachelor of Arts degree from the University of Toronto. From 1996 until May, 2005 he was associated with the investment banking firm of Merrill Lynch, Pierce, Fenner & Smith and most currently held the office of vice president. While at Merrill Lynch he was engaged primarily in investments and asset management. Presently Mr. Chow is an independent investor and consultant specializing in U.S.-Chinese business and corporate financial affairs.

      Mr. Yunjun Luo was appointed to be a director of the Company in June 2005. He holds a Bachelor's Degree in Pyrology from the Southeast University (People's Republic of China) with further studies and research within the PRC at The Academy of Social Sciences (structural mechanics), the Commission of Science, Techno and Industry for National Defense (space satellites) and the Beijing Solar Energy Research Institute (solar heaters). For over five (5) years he has been associated with the Beijing New Energy and Renewable Energy Association, holding the positions of director and vice professor. He is presently a director and chief consultant to our subsidiary, Beijing Ailiyang Solar Energy Technology Co., Ltd.

      Mr. Ravinder Soin was appointed as a director in June 2005. Mr. Soin holds chemical engineering degrees from the following institutions in India: B.Sc. from Punjab University, M.E. from Biria Institute of Technology & Science (affiliated with Massachusetts Institute of Technology), Ph. D. from MS University. From 1992 to 2003 he was employed by BP Solar Pty Ltd., an Australian corporation engaged in development and exploitation of solar photovoltaic equipment, where he held the position of director of business development. From 2003 to the present he has been associated as a director of Aus Renewable Energy Ltd., an Australian corporation engaged in the renewable energy business. Neither of these companies is an affiliate of ours. Mr. Soin is currently a member of the Institution of Engineers (Australia), the Australian and New Zealand Solar Energy Society and the Australian China Business Council.

      None of Messrs. Du, Soin, Luo or Chow are members of any boards of directors of companies with securities registered with the SEC. Each of them, together with Mr. Kuhns, will be paid a fee at the annual rate of $20,000 to act in their capacities as directors. Except as set forth above, all directors hold office until the next annual meeting of the shareholders of the Company, and until their successors have been elected, or appointed, and qualified. Officers serve at the discretion of the Board of Directors.

         The following are the officers and directors of Deli Solar (PRC) as of the date of this report:

Name                                Positions                         Age
----                                ---------                         ---

Deli Du                             Chairman and Director              40
Yunjin Luo                          Director                           69
Hao Dong                            CEO                                30
Xueling Wu                          Controller                         24

      Mr. Hao Dong was appointed as CEO of Deli Solar (PRC) in January 2005. He has been working for Deli Solar (PRC) since 1997, holding positions in the technology department (from 1997 to 1999), manufacturing department (from 1999 to 2004) and sales department. Mr. Dong graduated from Bazhou Municipal Technical College in 1995 and worked as technical staff for Bazhou Municipal Hua Xin Construction Co., Ltd. before joining Deli Solar (PRC). Mr. Dong is an assistant engineer on mechanics, a certification recognized by Bazhou Municipal Government Technology Department.

      Ms. Xueling Wu was appointed as controller of Deli Solar (PRC) in January 2005. Prior to that, Ms. Wu had worked for Deli Solar (PRC) since 2001 as a staff accountant, inventory controller and sales person. She graduated from Hebei Provincial Fisheries College and is a PRC Certified Accountant.

FAMILY RELATIONSHIPS

      There are no family relationships among our directors or officers.

AUDIT COMMITTEE FINANCIAL EXPERT

      Our full Board of Directors of the Company currently serves as its audit committee. The Board of Directors does not currently have an audit committee "financial expert" as defined under Rule 401(e) of Regulation S-B because the Company only recently consummated its transaction with Deli Solar (BVI) and the Board of Directors is in the process of searching for a suitable candidate for this Board position.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the calendar year ended December 31, 2004, and to date, all
Section 16(a) filing requirements applicable to its insiders were complied with.

CODE ETHICS

      We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal quarter ending December 31, 2005.

ITEM 10.  EXECUTIVE COMPENSATION

      The following is a summary of the compensation paid by the Company to its CEO and two most highly compensated officers for the three years ended December 31, 2004.

                          ANNUAL COMPENSATION                                       LONG TERM COMPENSATION

                                                                              Awards                  Payouts

                                                              Other    Restricted Securities
                                                              Annual     Stock    Underlying                  All
                            Year                             Compen-     Awards    Options/      LTIP        Other
    Name     Position      Ended     Salary($)   Bonus($)   sation($)      $         SARS      Payouts    Compensation
    ----     ---------     -----     ---------   --------   ---------  ----------    ----      -------    ------------
Deli Du (1)     CEO      12/31/2004   $1,451        0           0          0           0          0            0
                         12/31/2003   $1,451        0           0          0           0          0            0
                         12/31/2002   $1,451        0           0          0           0          0            0

Jianmin Li (2)  CFO      12/31/2004      0          0           0          0           0          0            0
                         12/31/2003      0          0           0          0           0          0            0
                         12/31/2002      0          0           0          0           0          0            0

Jing Wang  (3) Secretary 12/31/2004      0          0           0          0           0          0            0
                         12/31/2003      0          0           0          0           0          0            0
                         12/31/2002      0          0           0          0           0          0            0

(1) Mr. Du received this annual compensation of $1,451 from Deli Solar (PRC) and its subsidiary Beijing Ailiyang Solar Energy Technology Co., Ltd. for his services as CEO of both companies. Mr. Du is presently paid a salary at the annual rate of $80,000.
(2) Starting from March 2005, Mr. Li receives a salary from the Company at the annual rate of $20,000.
(3) Starting from May 2005, Ms. Wang received a salary at the annual rate of $30,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of the voting securities by
(i) any person or group with more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

Title of Class            Name and Address of                  Capacity with     Ammount and       Approximate           No. of
                          Beneficial Owner                     Company           Nature of         Percent               votes
                                                                                 Beneficial        of Class(3)
                                                                                 Ownership
------------------------  ----------------------------------   ----------------  -------------     -------------        -----------
Common Stock              Yousin Lin                           Shareholder       3,890,365 (1)       61.60%              3,890,365
                          c/o Deli Solar Energy
                          Heating Co., Ltd.
                          Bazhou City South
                          Beijing Development Zone People's
                          Republic of China 065700

Common Stock              Yunchun Wang                         Shareholder       3,890,365 (1)       61.60%              3,890,365
                          c/o Deli Solar Energy
                          Heating Co., Ltd.
                          Bazhou City South
                          Beijing Development Zone People's
                          Republic of China 065700

Common Stock              Quan Wang                            Shareholder       3,890,365 (1)       61.60%              3,890,365
                          c/o Deli Solar Energy
                          Heating Co., Ltd.
                          Bazhou City South
                          Beijing Development ZonePeople's
                          Republic of China 065700

Common Stock              Deli Du                              Shareholder, Pres.3,890,365 (1)       61.60%              3,890,365
                          c/o Deli Solar Energy                and CEO
                          Heating Co., Ltd.
                          Bazhou City South
                          Beijing Development Zone People's
                          Republic of China 065700

Common Stock              John D. Kuhns                        Shareholder,        193,270 (2)        3.06%                131,046
                          The Farm House                       Chairman and
                          558 Lime Rock Road                   a Director
                          Lime Rock CT 06039

Common Stock              Kelly Chow                           Director                  0                0                      0
                          c/o The Farm House
                          558 Lime Rock Road
                          Lime Rock CT 06039

Common Stock              Yunjun Luo                           Director                  0                0                      0
                          c/o Deli Solar Energy
                          Heating Co., Ltd.
                          Bazhou City South

Common Stock              Ravinder Soin                        Director                  0                0                      0
                          c/o Deli Solar Energy
                          Heating Co., Ltd.
                          Bazhou City South

Common Stock              Officers and Directors as a Group                      4,083,635           64.66%              4,021,411

(1) On March 31, 2005, Messrs. Yousu Lin, Yunchun Wang, Qian Wang and Deli Wang, acting in concert , acquired beneficial ownership of a total of 3,890,365 shares of the Company's Common Stock. For purpose of Section 13(d)(3) of the Exchange Act, they may be considered collectively as a "group", and thus each the beneficial owner of the entire 3,890,365 shares. Record ownership of these shares is as follows: Yousu Lin - 320,000 shares; Yunchun Wang - 240,000 shares; Qian Wang - 240,000 shares; and Deli Du - 3,090,365 shares.

(2) Includes warrants to 171,429 shares of Common Stock at $3.85 per share

(3) Based on 6,144,946 shares outstanding as of September 13, 2005.

      Except for the disclosure made above, the Company knows of no other beneficial owners (as a group or otherwise) of more than five percent (5%) of the Company's shares of Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Under an advisory agreement, the following two corporations, controlled by, John D. Kuhns, the Chairman of our Board of Directors, rendered investment banking and financing services to Deli Solar (PRC), now a wholly owned subsidiary of the Company, during the six (6) month period ending June 30, 2005. These services included (i) investment advisory services rendered by Kuhns Brothers, Inc., for which it was paid was paid $100,000 and a financing fee of $287,401 plus 131,046 shares of our Common Stock and warrants to purchase 171,429 shares of our Common Stock at $3.85 per share through March 30, 2010. In addition we have entered into an agreement, dated April 1, 2005, with Kuhns Brothers, Inc. to render financial advisory and consulting services to the Company and its subsidiaries for the period ending December 31, 2005, for which Kuhns Brothers, Inc. is being paid $10,000 per month commencing April 1, 2005.

      Pursuant to a Consultancy Agreement dated June 2005 between Deli Solar
(PRC) and AUS Renewable Energy Ltd., a Hong Kong company controlled by our director, Ravinder Soin, Deli Solar (PRC) has retained Mr. Soin as its consultant to assist the Company to market its products and services to markets outside of China for an annual consulting fee of U.S.$60,000, payable on a bimonthly basis. Under the agreement, we are obligated to reimburse Mr. Soin for certain travel and transportation expenses associated with the consulting services.

      We currently use Beijing Ailiyang Solar Energy Technology Co., Ltd. ("Ailiyang") as one of our distributors to market and sell our products. Ailiyang was formed on July 28, 1997 as a limited liability company in China and is owned by Deli Du, our director and CEO and President, Xiufeng Liu, and Xiao'san Du (collectively, the "Ailiyang Shareholders"). In 2003 and 2004, sales through Ailiyang were approximately $149,995 and $33,888 of our total sales, respectively. We do not have a formal distributorship agreement with Ailiyang and sales usually are made via purchase orders by Ailiyang. We sell our products to Ailiyang at the same price as we sell to other non-affiliated distributors, but we provide a longer time period to pay and a larger amount of trade credit to Ailiyang. As of June 30, 2005, sales payable from Ailiyang to Deli Solar
(PRC) totaled $625,845.

      We entered into a stock purchase agreement, dated February 24, 2005, with the Ailiyang Shareholders pursuant to which we will purchase all of the stock of Ailiyang from all Ailiyang Shareholders for a total purchase price of RMB 500,000. The purchase is conditioned on the completion of the registration of the stock transfer with the local Commercial Bureau and change of business license with the local Administration for Commerce and Industry. We anticipate that these registration processes will be completed in October 2005, upon which payment of the purchase price will be made. If we complete our purchase of Ailiyang at that time, Ailiyang will become a wholly owned subsidiary of Deli Solar (PRC) and Ailiyang's sole business will be acting as a distributor for our products.

      Mr. Deli Du, one of our Directors and our CEO and president, borrowed a total of $406,498 in 2004 and $49,208 in 2003 from Deli Solar (PRC). The borrowings were reflected as part of our accounts receivable as of the end of such years. As of the date of this Report, Mr. Deli Du has repaid all of his borrowings from us.

ITEM 13. EXHIBITS

Number      Description
------      -----------
10.1        Stock Contribution Agreement, dated March 31, 2005, entered into by and among the Company and Deli Du, is hereby incorporated by reference to Exhibit A to Schedule 13D filed by the Company on April
            18, 2005.

21.1        List of Subsidiaries;

31.1 Certification of Deli Du pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2 Certification of Jianmin Li pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following tables set forth the fees billed to us for the periods covered by this Transition Report by our accountants:

Audit and Non-Audit Fees Paid to Corbin & Company

                      Fiscal Year Ended     Fiscal Year Ended    6 Months Ended
                      December 31, 2004     December 31, 2003    June 30, 2005
Audit Fees            $7,550                $4,590               None
Audit-Related Fees    None                  None                 None
Tax Fees              None                  None                 None
All Other Fees        $820(1)               None                 None

(1) Fees related to consulting services rendered for stock option accounting

Audit and Non-Audit Fees Paid to MGB Parners, LLP

                      Fiscal Year Ended     Fiscal Year Ended    6 Months Ended
                      December 31, 2004     December 31, 2003    June 30, 2005
Audit Fees            $8,000                $5,000               None
Audit-Related Fees(1) $6,000                $4,500               $1,500
Tax Fees              None                  None                 None
All Other Fees        None                  None                 None

(1) All audit related fees paid to MGB Parners, LLP are related to review of the financial statements due for periodic reports

Audit and Non-Audit Fees Paid to Our Current Auditor, Child, Sullivan & Company:

                    Fiscal Year Ended     Fiscal Years Ended          6 Months Ended
                    December 31, 2004     December 31, 2003 and       June 30,2005
                                          2002
Audit Fees          $40,000               $27,000                     Not billed and paid yet
Audit Related Fees  None                  None                        None
Tax Fees            None                  None                        None
All Other Fees      None                  None                        None

      We do not currently have an audit committee of the Board of Directors and the full Board of Directors did not pass on whether any non-audit services impacted our auditor's independence. We currently do not have any policy for approval of audit and permitted non-audit services by our independent auditor. We plan to appoint an audit committee of our Board of Directors and adopt procedures for approval of audit and non-audit services.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this transition report of the Company on Form 10-KSB for the fiscal year ended December 31, 2004 and the six months ended June 30, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  DELI SOLAR (USA), INC.


Date: September 13, 2005                          /s/ Deli Du
                                                  ------------------------------
                                                  By:  Deli DU, CEO


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jianmin Li                                             September 13, 2005
--------------
Jianmin Li, CFO

/s/ John D. Kuhns                                          September 13, 2005
-----------------------
John D. Kuhns, Director

/s/ Yunjun Luo                                             September 13, 2005
---------------
Yunjun Luo, Director

                             Deli Solar (USA), Inc.

                   Unaudited Consolidated Financial Statements

                                      Index

I.    Consolidated Balance Sheet as of June 30, 2005

II. Consolidated Statements of Operations for the Six Months and Three Months Ended June 30, 2005 and 2004

III. Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004

IV.   Notes to Unaudited Consolidated Financial Statements

I.    Consolidated Balance Sheet

          DELI SOLAR (USA), INC. Consolidated Balance Sheet (unaudited)

                                                                   June 30, 2005
                                                                   -------------
   Assets
Current assets
        Cash and cash equivalents                                  $  4,927,967
                Trade accounts receivable                               436,075
                Allowance for doubtful                                  (88,600)
                                                                   ------------
        Net trade accounts receivable                                   347,475
        Prepaid expenses                                                677,522
        Related party receivable                                        625,845
        Subscription receivable                                              --
        Inventories                                                     365,345
                                                                   ------------
Total current assets                                                  6,944,154

        Property, plant and equipment
                Buildings                                             1,575,401
                Machinery and equipment                                  42,236
                Vehicles                                                 68,851
                Computer equipment                                       11,035
                Office equipment                                          4,039
                Construction in progress                              1,206,636
                                                                   ------------
        Total                                                         2,908,198
                Accumulated depreciation                               (139,404)
                                                                   ------------
        Net property, plant and equipment                             2,768,794
        Other receivables                                                    --
        Prepaid land lease                                               67,344
                                                                   ------------
Total other assets                                                       67,344
                                                                   ------------
Total assets                                                       $  9,780,292
                                                                   ============

   Liabilities and stockholders' equity
Current liabilities
        Trade accounts payable                                           77,472
        Related party payable                                           321,756
        Other payables                                                   46,708
        Accrued expenses                                                  4,962
        Deposits                                                          4,615
        Short-term notes payable                                         96,618
                                                                   ------------
Total current liabilities                                               552,131

Stockholders' equity
        Preferred stock: par value $.001;
          25,000,000 shares authorized, no shares
          issued and outstanding                                             --
        Common stock: par value $.001;
          66,666,667 shares authorized, 6,144,058
          shares issued and outstanding                                   6,144
        Additional paid in capital                                    5,384,225
        Retained earnings                                             3,837,792
                                                                   ------------
Total stockholders' equity                                            9,228,161
                                                                   ------------
Total Liabilities and stockholders' equity                         $  9,780,292
                                                                   ============

            See notes to unaudited consolidated financial statements

II.   Consolidated Statements of Operations

    DELI SOLAR (USA), INC. Consolidated Statements of Operations (unaudited)

                                      Six months    Six months    Three months   Three months
                                    ended June 30, ended June 30, ended June 30, ended June 30,
                                        2005           2004          2005            2004
                                     -----------    -----------    -----------    -----------
Sales revenues                       $ 5,824,938    $ 4,061,530    $ 4,625,905    $ 3,122,646

Cost of goods sold                     4,451,893      2,876,789      3,501,779      2,138,110
                                     -----------    -----------    -----------    -----------

Gross profit                           1,373,045      1,184,741      1,124,126        984,536

Operating expenses
  Advertising                            264,575         82,439        204,508         80,362
  Other selling expenses                  78,411         39,237         71,707         35,613
  Salaries and benefits                   79,822         75,450         50,856         63,124
  Depreciation                            15,308         14,406          8,013          6,360
  Other general and administrative       532,368         64,853        503,933         16,339
                                     -----------    -----------    -----------    -----------
Total operating expenses                 970,484        276,385        839,017        201,798
                                     -----------    -----------    -----------    -----------

Net operating income                     402,561        908,356        285,109        782,738

Other income (expense)
  Interest income                             --             --             --             --
  Interest expense                       (13,713)            --         (2,856)            --
  Other                                       --         (7,411)            --         (8,979)
                                     -----------    -----------    -----------    -----------

Total other income (expense)             (13,713)        (7,411)        (2,856)        (8,979)
                                     -----------    -----------    -----------    -----------

Net income before taxes                  388,848        900,945        282,253        773,759

Taxes                                         --             --             --             --
                                     -----------    -----------    -----------    -----------

Net income                           $   388,848    $   900,945    $   282,253    $   773,759
                                     ===========    ===========    ===========    ===========

Basic earnings per share             $      0.07    $      0.20    $      0.05    $      0.17
                                     ===========    ===========    ===========    ===========
Denominator for basic EPS              5,291,649      4,429,768      6,144,058      4,429,768
                                     -----------    -----------    -----------    -----------
Fully diluted earnings per share     $      0.06    $      0.20    $      0.04    $      0.17
                                     ===========    ===========    ===========    ===========
Denominator for diluted EPS            5,994,915      4,429,768      7,542,862      4,429,768
                                     -----------    -----------    -----------    -----------

            See notes to unaudited consolidated financial statements

III.  Consolidated Statements of Cash Flow

          DELI SOLAR (USA), INC. Consolidated Statements of Cash Flows

                                                         Six months      Six months
                                                        ended June 30,  ended June 30,
                                                            2005           2004
                                                         -----------    -----------
Cash flows from operating activities:
    Net income                                           $   388,848    $   900,945
    Adjustments to reconcile net income  to net cash
       provided by (used in)  operations:
   Depreciation and amortization                              15,308         14,406
   Changes in operating liabilities and assets:
    Trade accounts receivable                               (220,020)       (80,796)
    Prepaid expenses                                        (324,478)      (215,822)
    Inventories                                              (66,347)        (1,639)
    Other receivables                                         18,116        (12,652)
    Prepaid land lease                                           742            742
    Trade accounts payable                                    29,501          2,585
    Other payables                                           (35,038)        89,303
    Accrued expenses                                        (207,272)       (29,781)
    Deposits                                                  (7,833)         6,947
                                                         -----------    -----------
  Net cash provided by (used in)operations                  (408,473)       674,238

 Cash flows from investing activities;
         Purchases of property, plant and equipment         (239,549)      (937,356)
                                                         -----------    -----------
  Net cash used in investing activities                     (239,549)      (937,356)

 Cash flows from financing activities;
    Capital contribution received from shareholders        5,184,630
    Related party receivables                                136,387       (151,072)
    Payables to related party                               (499,500)            --
    Proceeds from short-term notes payable                  (436,595)       120,773
                                                         -----------    -----------
   Net cash provided by (used in) financing activities     4,384,922        (30,299)
                                                         -----------    -----------

   Increase (decrease) in cash and cash equivalents        3,736,900       (293,417)
   Cash and cash equivalents, beginning of period          1,191,067      1,109,110
                                                         -----------    -----------
   Cash and cash equivalents, end of period              $ 4,927,967    $   815,693
                                                         ===========    ===========

Supplement disclosures of cash flow information:
  Interest paid in cash                                  $    13,713    $    11,622
                                                         ===========    ===========

            See notes to unaudited consolidated financial statements

IV.   Notes to Unaudited Consolidated Financial Statements

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2005

Note 1: Summary of Significant Accounting Policies

a) Revenue recognition
Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed. Interest income is recognized when earned, taking into account the principal amounts outstanding and the interest rates applicable. Sundry income includes compensations received from the State Bureau as incentive to relocate from the previous factory premises, profit from the sales of raw materials to third parties and write-offs of long outstanding trade payables.

b) Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Currently, the Company has recorded no income taxes and no deferred taxes because it pays a fixed tax as assessed, and annually adjusted, by the State Administration of Taxation of Bazhou and Bazhou Local Taxation Bureau. Therefore, there is no income tax, per se, and there are no temporary differences in assets or liabilities.

c) Foreign currencies:
The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at exchange rates of 8.28 for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. On July 21, 2005, China changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of China's government.

d) Use of estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e) Cash
Cash represents cash on hand and deposits held in financial institutions. For the purposes of the cash flow statements, cash cosists of cash on hand and deposits held on call with the banks.

f) Accounts receivable
Provision is made against accounts receivable to the extent that they are considered to be doubtful. Accounts receivable on the balance sheet are stated net of such provision. As of June 30, 2005, provision for doubtful accounts totaled $88,600.

g) Inventories
Inventories consist of raw materials, consumables and goods held for resale and are stated at the lower of cost or market value. Cost is calculated using the first in first out method and includes any overhead costs incurred in bringing the inventories to their present location and condition.

h) Fixed assets
Fixed assets are stated at cost less accumulated depreciation. The cost of an asset is comprised of its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after assets have been put into operation, such as repairs and maintenance and overhaul costs, are normally charged to the statement of operations in the period in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

When assets are sold or retired, their cost and accumulated depreciation are eliminated from the financial statements and any gain or loss resulting from their disposal is included in the statement of operations. Where the recoverable amount of an asset has declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. Expected future cash flows have been discounted in determining the recoverable amount. There were no fixed assets impairments during the six months ended June 30, 2005.

i) Construction-in-progress
All facilities purchased for installation, self-made or subcontracted are accounted for under construction-in-progress. Construction-in-progress is recorded at acquisition cost, including cost of facilities, installation expenses and the interest capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets.

j) Related party transaction
Transactions with related parties can be substantiated by the Company as `arms length' transactions. Accounts receivable from related parties at June 30, 2005, was $625,845. Payable to related party was $321,756.

Note 2: Subsequent Events
On July 21, 2005, China changed its foreign currency exchange policy from a fixed RMB/USD exchange rate of 8.28 to 8.11. China will continue to adjust its exchange rate in the near future. Even though we have no direct import or export at present, we think this adjustment will influence our purchasing price of some of our raw materials. The change of China's foreign currency exchange rate will have influence on the performance of BaZhou Deli Solar Heating Company in China.

Child, Sullivan & Company
A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS
1284   W.  Flint   Meadow   Dr., Suite D, Kaysville, UT 84037          PHONE: (801) 927-1337  FAX: (801) 927-1344
-----------------------------------------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders
Bazhou Deli Solar Energy Heating Co., Ltd.

We have audited the accompanying balance sheet of Bazhou Deli Solar Energy Heating Co., Ltd. as of December 31, 2004 and the related statements of operations, changes in equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bazhou Deli Solar Energy Heating Co., Ltd. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Child, Sullivan & Company
Kaysville, Utah
March 22, 2005, except for Notes 2, 3 and 9, which are dated August 24, 2005

                   BAZHOU DELI SOLAR ENERGY HEATING CO., LTD.

                                 BALANCE SHEETS

                                                            December 31,
              Assets                                 2004               2003
                                                  -----------       -----------
 Current assets
 Cash and cash equivalents                        $ 1,191,067       $ 1,109,110
 Trade accounts receivable                            216,055           208,797
 Allowances for doubtful accounts                     (88,600)          (85,002)
                                                  -----------       -----------
 Net trade accounts receivable                        127,455           123,795
 Prepaid expenses                                     353,044            29,180
 Related party receivable                             556,493            83,096
 Inventories                                          298,998           360,740
                                                  -----------       -----------

 Total current assets                               2,527,057         1,705,921

 Property, plant and equipment
 Buildings                                          1,575,401           911,150
 Machinery and equipment                               42,236            41,716
 Vehicles                                              61,474            66,236
 Computer equipment                                     5,818             4,972
 Office equipment                                       3,512             3,512
 Construction in progress                             980,208           226,177
                                                  -----------       -----------
 Total                                              2,668,649         1,253,763
 Accumulated depreciation                            (124,096)          (95,100)
                                                  -----------       -----------
 Net property, plant and equipment                  2,544,553         1,158,663

 Other receivables                                     18,116                --
 Prepaid land lease                                    68,086            69,571
                                                  -----------       -----------
Total other assets                                     86,202            69,571
                                                  -----------       -----------

 Total assets                                     $ 5,157,812       $ 2,934,155
                                                  ===========       ===========

See notes to financial statements.

                   BAZHOU DELI SOLAR ENERGY HEATING CO., LTD.

                                                                December 31,
              Liabilities and Equity                        2004           2003
                                                         ----------   ----------
Current liabilities
Trade accounts payable                                   $   47,971   $   39,342
Other payables                                               81,746       98,229
Accrued expenses                                            212,234      212,256
Deposits                                                     12,448        5,501
Short-term notes payable                                    533,213      289,855
                                                         ----------   ----------

Total current liabilities                                   887,612      645,183

Equity
Preferred stock: par value $.001; 25,000,000 shares
authorized, no shares issued and outstanding                     --           --
Common stock: par value $.001; 66,666,667 shares
authorized, 4,429,768 shares issued and outstanding           4,430        4,430
Additional paid in capital                                  816,826      816,826
Retained earnings                                         3,448,944    1,467,716
                                                         ----------   ----------

Total Equity                                              4,270,200    2,288,972
                                                         ----------   ----------

Total Liabilities and Equity                             $5,157,812   $2,934,155
                                                         ==========   ==========

See notes to financial statements.

                   BAZHOU DELI SOLAR ENERGY HEATING CO., LTD.

                            STATEMENTS OF OPERATIONS
                                                             Year ended
                                                             December 31,
                                                        2004            2003
                                                    -----------     -----------

Sales revenues                                      $ 9,380,246     $ 6,011,870
Cost of goods sold                                    6,633,836       4,783,989
                                                    -----------     -----------

Gross profit                                          2,746,410       1,227,881

Operating expenses
Advertising                                             249,084         278,329
Other selling expenses                                   86,217          11,648
Salaries and benefits                                   170,008         168,181
Depreciation                                             31,471          27,054
Other general and administrative expenses               118,739          82,354
                                                    -----------     -----------
Total operating expenses                                655,519         567,566
                                                    -----------     -----------

Net operating income                                  2,090,891         660,315

Other income (expense)
Interest expense                                            (43)        (63,508)
Gain (loss) on asset disposal                            (3,971)          5,446
Other                                                    50,148              (8)
                                                    -----------     -----------
Total other income (expense)                             46,134         (58,070)
                                                    -----------     -----------

Net income before taxes                               2,137,025         602,245

Taxes                                                        --              --
                                                    -----------     -----------

Net income                                          $ 2,137,025     $   602,245
                                                    ===========     ===========

Basic and fully diluted earnings per share          $      0.48     $      0.14
                                                    ===========     ===========

Weighted average common shares outstanding            4,429,768       4,429,768
                                                    -----------     -----------

See notes to financial statements.

                   BAZHOU DELI SOLAR ENERGY HEATING CO., LTD.

                         STATEMENTS OF CHANGES IN EQUITY

                                   Common Stock            Additional      Retained       Total
                                 Shares        Amount    Paid in capital   Earnings       Equity
                               -----------   -----------   -----------   -----------    -----------
Balances at January 1, 2002      4,429,768   $     4,430   $   816,826   $   598,275    $ 1,419,531

Net income                              --            --            --       267,196        267,196
                               -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2002     4,429,768         4,430       816,826       865,471      1,686,727

Net income                              --            --            --       602,245        602,245
                               -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2003     4,429,768         4,430       816,826     1,467,716      2,288,972

Net income                       2,137,025     2,137,025
Dividends paid                          --            --            --      (155,797)      (155,797)
                               -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2004     4,429,768   $     4,430   $   816,826   $ 3,448,944    $ 4,270,200
                               ===========   ===========   ===========   ===========    ===========

See notes to financial statements.

                   BAZHOU DELI SOLAR ENERGY HEATING CO., LTD.

STATEMENTS OF CASH FLOWS

                                                                            Year ended
                                                                           December 31,
                                                                       2004           2003
                                                                   -----------    -----------
Cash flows from operating activities:
     Net income                                                    $ 2,137,025    $   602,245
     Adjustments to reconcile net income
       to net cash provided by operations:
         Depreciation and amortization                                  31,471         27,054
         Provision for allowance on accounts receivable                  3,598         29,501
         (Gain) Loss on disposal of fixed assets                         3,971         (5,446)
         Changes in operating liabilities and assets:
             Trade accounts receivable                                  (7,258)         9,889
             Prepaid expenses                                         (323,864)       (22,247)
             Inventories                                                61,742        (53,781)
             Other receivables                                         (18,116)            --
             Prepaid land lease                                          1,485          1,486
             Trade accounts payable                                      8,629       (157,777)
             Other payables                                            (16,483)        27,425
             Accrued expenses                                              (22)       114,525
             Deposits                                                    6,947           (756)
                                                                   -----------    -----------
     Net cash provided by operations                                 1,889,125        572,118

Cash flows from investing activities:
     Purchases of property, plant and equipment                     (1,421,332)      (306,655)
                                                                   -----------    -----------
             Net cash used in investing activities                  (1,421,332)      (306,655)

Cash flows from financing activities:
     Proceeds from short-term notes payable                            243,358         78,502
     Related party receivables                                        (473,397)        36,000
     Payment of dividends                                             (155,797)            --
                                                                   -----------    -----------
             Net cash provided by (used in) financing activities      (385,836)       114,502
                                                                   -----------    -----------

     Increase in cash and cash equivalents                              81,957        379,965

     Cash and cash equivalents, beginning of period                  1,109,110        729,145
                                                                   -----------    -----------
     Cash and cash equivalents, end of period                      $ 1,191,067    $ 1,109,110
                                                                   ===========    ===========

Supplemental disclosures of cash flow information:
     Interest paid in cash                                         $    56,006    $    74,333
                                                                   ===========    ===========

See notes to financial statements.

                   BAZHOU DELI SOLAR ENERGY HEATING CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.   Nature of operations

Bazhou Deli Solar Energy Heating Co., Ltd. (the Company) was incorporated on August 19, 1997 under the laws of the People's Republic of China (the PRC). In the PRC, Ltd, or Limited, is equivalent to Inc, or Incorporated, in the United States (US).

The Company primarily manufactures and sells solar energy heaters, heating stoves, related accessories, and other solar energy products within the PRC.

2.   Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP. These statements have been retroactively restated to show the effects due to a reverse merger effected on March 31, 2005, wherein the Company assumed the capital structure of Meditech Pharmaceuticals, Inc. and a 1:6 reverse stock split that was effected on August 2, 2005 (see note 9).

3.   Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Cash deposits in banks are not insured by any government agency or entity.

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. Management reviews past due accounts on a regular basis and determines collectibility based on a customer's current financial condition and recent payment history, and success in recent collection efforts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable.

Inventories

Inventories consist of raw materials and low cost consumables for the construction of the Company's products, as well as finished goods. The inventories are valued at the lower of cost (first-in, first-out method) or market. Impairment and changes in market value are evaluated on a per item basis. If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value. Provision for potential obsolete or slow moving inventory is made based on analysis of inventory levels, age of inventory and future sales forecasts. Inventories consisted of the following:

                                                December 31,        December 31,
                                                   2004                2003
                                                  -------             -------

Raw materials                                      38,148             166,753
Consumables                                        14,394                  --
Finished goods                                    246,456             193,987
                                                  -------             -------
     Totals                                       298,998             360,740

Property, Plant, and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets. Amortization of leasehold improvements is calculated on a straight-line basis over the life of the asset or the term of the lease, whichever is shorter. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to property and equipment used in production is reported in cost of sales. Property and equipment are depreciated over their estimated useful lives as follows:

                      Buildings                                  50 years
                      Machinery and equipment                    10 years
                      Vehicles                                    7 years
                      Computer equipment                          3 years
                      Office equipment                            7 years

                   BAZHOU DELI SOLAR ENERGY HEATING CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

3.   Summary of Significant Accounting Policies (continued)

Property, Plant, and Equipment (continued)

Land and buildings have historically been owned by the government in the PRC. As is generally the case with most businesses in the PRC, the Company has leased such assets on a lease term of 50 years and is depreciating the building over that term.

Construction in progress consists of the development of a new building intended for use as a warehouse and for additional operating capacity. During the years ended December 31, 2004 and 2003, respectively, the Company capitalized interest, related to the new building under construction, totaling approximately $55,963, and $10,825. The capitalized interest is included in construction in progress on the balance sheet. This new building will be owned by the Company, not by the PRC, but the land on which the building sits is still owned by the PRC and is under a 50 year lease, similar to the other land and buildings.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

Registered Capital

Companies in the PRC are not held by stock ownership as is the case in the US. Those creating a company register and pay in a given amount of required registered capital at formation of the company, as required by laws in the PRC governing business entity formation. These statements have been retroactively restated to show the effects due to a reverse merger effected on March 31, 2005, wherein the Company assumed the capital structure of Meditech Pharmaceuticals, Inc.

Revenue Recognition

Revenues are recognized when (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred and title has passed according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $249,084 and $278,329 for the years ended December 31, 2004 and 2003, respectively.

                   BAZHOU DELI SOLAR ENERGY HEATING CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

3.   Summary of Significant Accounting Policies (continued)

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The exchange rate for RMB to US dollars has varied by only 100ths during 2004 and 2003. Thus, the consistent exchange rate used has been 8.28 RMB per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Currently, the Company has recorded no income taxes and no deferred taxes because it pays a fixed tax as assessed, and annually adjusted, by the State Administration of Taxation of Bazhou and Bazhou Local Taxation Bureau. Therefore, there is no income tax, per se, and there are no temporary differences in assets or liabilities.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

3.   Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In May 2004, the Emerging Issues Task Force of the FASB came to a consensus regarding EITF 02-14 "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock". The consensus of the task force is that the equity method of accounting is to be used for investments in common stock or in-substance common stock, effective for reporting periods beginning after September 15, 2004. The Company currently has no equity investments, and therefore no impact will be made on the financial statements of the Company.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs". SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that the application of SFAS No. 151 will have no significant impact on the financial statements.

In December 2004, the FASB issued Statement No. 153, "Exchange of Non-Monetary Assets". SFAS No. 153 confirms that exchanges of nonmonetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of nonmonetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company believes that the application of SFAS No. 153 will have no significant impact on the financial statements, as the Company has no immediate plans for the exchange of nonmonetary assets.

 In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company is the first reporting period beginning after December 15, 2005. Management expects that the application of SFAS No. 123 (revised 2004) may have an adverse effect on its results of operations in the future, should the Company choose to compensate its employees with equity instruments of the Company.

                   BAZHOU DELI SOLAR ENERGY HEATING CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

4.   Prepaid Land Lease

The Company paid in advance for the lease of one of its buildings and land for a fifty year time period, consisting of approximately $75,000 (see note 6). The amount is being amortized and recorded as rent expense over the 50 year term of the lease.

5.   Short-Term Notes Payable

Short-term notes payable consist of renewable notes. The notes bear interest at rates ranging from 7.98% to 8.85%, are collateralized by the Company's inventory and building, and fall due between February and May 2005.

6.   Leases

The Company leases land and buildings under non-cancelable lease arrangements accounted for as operating leases. One of the leases is a fifty year lease (see note 4) and the other, which was not paid in advance, is a twenty year lease. Rent expense under non-cancelable leases was $13,901, and $7,186 during the years ended December 31, 2004 and 2003, respectively.

Future minimum lease payments of lease obligations are as follows:

                    2005            $  14,500
                    2006               14,500
                    2007               14,500
                    2008               14,500
                    2009               14,500
              Thereafter              193,229
                                    ---------
                                    $ 265,729
                                    =========

7.   Related Party Transactions

Transactions with related parties can be substantiated by the Company as `arms length' transactions. Sales to a related party consisted of $149,995, and $33,888 during the years ended December 31, 2004, and 2003, respectively.

Accounts receivable from related parties at December 31, 2004, and 2003, respectively, were $556,493, and $83,096.

                   BAZHOU DELI SOLAR ENERGY HEATING CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

8.   Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management believes the chances of such an obligation arising are remote.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

9.   Subsequent Events

Deli Solar Holding Ltd., a BVI company, acquired 100% ownership in the Company from its previous owners, after which Deli Solar Holding Ltd. was acquired by Meditech Pharmaceuticals, Inc. (Meditech) on March 31, 2005. Both acquisition transactions are treated as reverse mergers, in which Bazhou Deli Solar is treated as the accounting acquirer. These financial statements have been retroactively restated to show the adopted capital structure of Meditech for all periods presented.

On August 2, 2005, the Company effected a 1:6 reverse stock split. These financial statements have been retroactively restated to show the effect of the reverse stock split as if it had occurred at the beginning of the periods presented.