Form 10QSB
period 2005-09-30
Deli Solar (USA), Inc.
filed 2005-11-15
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ...........to...............

Commission File Number 000-12561

Deli Solar (USA), Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	95-3819300
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

558 Lime Rock Road, Lime Rock, Connecticut            06039

 (Address of Principal Executive Offices)

(860) 435-7000

(Issuer's telephone number)

Former Name: Meditech Pharmaceuticals, Inc.
Former Fiscal Year: May 31

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes☐ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 6,145,290 shares outstanding as of November 14, 2005.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Deli Solar (USA), Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DELI SOLAR (USA), INC. Consolidated Balance Sheet (unaudited)

Assets	September 30, 2005
Current assets
Cash and cash equivalents	$4,955,878
Trade accounts receivable	708,578
Allowances for doubtful accounts	(88,600)
Net trade accounts receivable	619,978
Prepaid expenses	625,101
Related party receivable	390,337
Inventories	538,502
Total current assets	7,129,796

Property, plant and equipment
Buildings	1,932,689
Machinery and equipment	43,217
Vehicles	70,451
Computer equipment	11,291
Office equipment	4,133
Construction in progress	1,234,670
Total	3,296,451
Accumulated depreciation	(159,244)
Net property, plant and equipment	3,137,207

Other receivables	57,106
Prepaid land lease	68,591
Total other assets	125,697

Total assets	$10,392,700

See Notes to Unaudited Consolidated Financial Statements

DELI SOLAR (USA), INC. Consolidated Balance Sheet (unaudited) (Continued)

Liabilities and stockholders' equity	September 30, 2005
Current liabilities
Trade accounts payable	$87,480
Other payables	76,423
Accrued expenses	9,076
Deposits	9,810
Short-term notes payable	49,432
Total current liabilities	232,221

Stockholders' equity
Preferred Stock: par value $0.001; 25,000,000 authorised, no shares issued and outstanding	-
Common stock: par value $0.001; 66,666,667 shares authorized, 6,145,277 shares issued and outstanding	6,145
Additional paid in capital	5,474,541
Retained earnings	4,560,612
Accumulated other comprehensive income	119,181
Total stockholders' equity	10,160,479

Total Liabilities and stockholders' equity	$10,392,700

See Notes to Unaudited Consolidated Financial Statements

DELI SOLAR (USA), INC. Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Nine months ended Sep 30, 2005	Nine months ended Sep 30, 2004	Three months ended Sep 30, 2005	Three months ended Sep 30, 2004
Sales revenues	$10,664,972	$6,441,642	$4,840,034	$2,380,112

Cost of goods sold	8,155,095	4,529,021	3,703,202	1,652,232

Gross profit	2,509,877	1,912,621	1,136,832	727,880

Operating expenses
Advertising	442,675	179,440	178,100	97,001
Other selling expenses	158,637	75,309	80,226	36,072
Salaries and benefits	138,987	122,072	59,165	46,622
Depreciation	31,755	21,773	16,447	7,367
Other general and administrative	669,814	80,317	137,388	15,464
Total operating expenses	1,441,868	478,911	471,326	202,526

Net operating income	1,068,009	1,433,710	665,506	525,354

Other income (expense)
Interest expense	(17,857)	(1,868)	(4,144)	(1,868)
Other	61,516	20,285	61,516	27,696
Total other income (expense)	43,659	18,417	57,372	25,828

Net income before taxes	1,111,668	1,452,127	722,878	551,182
Taxes	-	-	-	-
Net income	$1,111,668	$1,452,127	$722,878	$551,182

Foreign currency translation
adjustment	119,181	-	119,181	-
Comprehensive income	$1,230,849	$1,452,127	$842,059	$551,182

Basic earnings per share	$0.20	$0.33	$0.12	$0.12
Denominator for basic EPS	5,580,126	4,430,987	6,145,277	4,430,987

Fully diluted earnings per share	$0.17	$0.33	$0.09	$0.12
Denominator for diluted EPS	6,614,352	4,430,987	7,688,138	4,430,987

See Notes to Unaudited Consolidated Financial Statements

DELI SOLAR (USA), INC. Consolidated Statements of Cash Flows (unaudited)

Consolidated Statements of Cash Flow
	Nine months ended Sep 30, 2005	Nine months ended Sep 30, 2004
Cash flow from operating activities:
Net earnings	$1,111,668	1,452,127
Adjustments to reconcile net income to net cash provided by (used in) operations:

Depreciation and amortization	35,148	21,773
Changes in operating liabilities and assets:
Trade accounts receivable	-492,523	-88,656
Prepaid expense	-272,057	-615,822
Inventories	-239,504	210,178
Other receivables	-38,990	-
Prepaid land lease	-505	1,113
Trade accounts payable	39,509	8,629
Other payables	-5,323	9,895
Accrued expenses	-203,158	-25,761
Deposits	-2,638	6,947
Net cash provided by (used in)operations	-68,373	980,423

Cash Flows from investing activities;
Purchases of property,plant&equipment	-627,802	-1,067,735
Net cash used in investing activities	-627,802	-1,067,735

Cash Flows from financing activities;
Capital contribution received from shareholders	5,274,889	-
Related party receivables	371,953	-54,585
Payables to related party	-821,256	-
Proceeds from short-term notes payable	-483,781	221,015
Net cash provided by financing activities	4,341,805	166,430

Effect of exchange rate changes on cash and cash equivalents	119,181	-

Increase (decrease) in cash and cash equivalents	3,764,811	79,118
Cash and cash equivalents,beginning of period	1,191,067	1,109,110
Cash and cash equivalents,end of period	$4,955,878	$1,188,228

Supplement disclosures of cash flow information:
Interest paid in cash	17,857	1,868
Taxes paid in Cash	6,390	5,080

See Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements of September 30, 2005

The accompanying interim unaudited consolidated financial statements include the accounts of Deli Solar (USA), Inc. and its subsidiaries (hereafter referred to as, the “Company”). All intercompany accounts and transactions have been eliminated in the consolidation of the financial statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended May 31, 2005.

Note 1: Summary of Significant Accounting Policies
a)	Revenue recognition
Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed. Other income includes compensation received from the State Bureau as incentive to relocate from its previous location, profit from the sales of raw materials to third parties and write-offs of long -outstanding trade payables.

b)	Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates which are expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statement of Operations for the period that includes the enactment date at such rates. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will expire before the Company is able to realize their benefits, or that their future deductibility is uncertain.

Currently, the Company has recorded no income taxes and no deferred taxes because it pays a fixed tax as assessed, and annually adjusted, by the State Administration of Taxation of Bazhou and Bazhou Local Taxation Bureau. Therefore, there is no income tax, per se, and there are no temporary differences in assets or liabilities.

c)	Foreign currencies:
The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at an exchange rate of 8.09 RMB to one U.S. Dollar for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. On July 21, 2005, China changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of China’s government. We use the Closing Rate Method in currency translation of the financial statements of Deli PRC.

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
Cash represents cash on hand and deposits held in financial institutions. For the purposes of the cash flow statements, cash consists of cash on hand and deposits held on call with the banks.

f)	Accounts receivable
Provision is made against accounts receivable to the extent that they are considered to be doubtful. Accounts receivable on the balance sheet are stated net of such provision. As of September 30, 2005, provision for doubtful accounts totaled $88,600.

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

When assets are sold or retired, their cost and accumulated depreciation are eliminated from the financial statements and any gain or loss resulting from their disposal is included in the statement of operations. Where the recoverable amount of an asset has declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. Expected future cash flows have been discounted in determining the recoverable amount. There were no fixed assets impairments during the six months ended September 30, 2005.

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
Transactions with related parties can be substantiated by the Company as ‘arms length’ transactions. Accounts receivable from related parties at September 30, 2005, was $390,337.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

OVERVIEW

Deli Solar (USA), Inc. (“we,”“us” or the Company) was formerly known as Meditech Pharmaceuticals, Inc., until March 31, 2005, when we completed a strategic reorganization with Deli Solar Holding Ltd., a corporation organized in the British Virgin Islands under the International Business Companies Act ("Deli Solar (BVI)"). Deli Solar (BVI) is a holding company for Bazhou Deli Solar Energy Heating Co. Ltd, a corporation duly organized and registered with the Bazhou Bureau for Industry and Commerce in Hebei Province, People's Republic of China (“Deli Solar (PRC)”).

Deli Solar (PRC) was founded in 1997 and its principal products are solar hot water heaters and space heating and cooking products including coal-fired residential boilers. It also sells accessories, component parts, and provides after-sales maintenance and repair services. We are in the process of negotiating an acquisition of another PRC company.

On November 11, 2005, we entered into an agreement in principle with Beijing Yuxin Yangguang Solar Energy Industrial Co.,Ltd. (“Beijing Yuxin”), pursuant to which, we agreed to acquire 60% equity of Beijing Yuxin. Beijing Yuxin is a PRC enterprise which manufactures solar hot water heaters. We estimate the total value of Beijing Yuxin at $3million. We anticipate that this acquisition will increase our production capacity and expand our market coverage. Negotiations on definitive terms are pending.

Meditech had a fiscal year ending May 31. On August 2, 2005, our Board of Directors resolved to change our fiscal year end to December 31. Therefore, the financial statements in this quarterly report reflect the operating results of Deli Solar (PRC) for the nine months ended September 30, 2005 and 2004, respectively.

RESULTS OF OPERATIONS

Sales and gross profit

Revenue for the three months ended September 30, 2005 was $4,840,034 as compared to $2,380,112 for the same period last year, an increase of approximately 103%. Revenue for the nine months ended September 30, 2005 was $10,664,972 as compared to $6,441,642 for the same period last year, an increase of approximately 66%. The increase in revenue was primarily attributable to continued efforts in building our distributing network and increased sales resulting from continued investment in our brand advertisement.

Gross profit for the three months ended September 30, 2005 was $1,136,832, an increase of $408,952, or approximately 56%, as compared to $727,880 for the three months ended September 30, 2004.

Cost of Sales

Cost of sales was $3,703,202 for the three months ended September 30, 2005 and was $8,155,095 for nine months ended September 30, 2005. Cost of the sales was of 77% of revenue for the three months, compared to 70% of revenue for the same period in 2004. Cost of the sales was 76% of revenue for the nine months ended September 30, 2005, compared to 70% of revenue for the same period in 2004. The ratio of cost of sales to revenue increased, due to decreases in the selling prices of our products from fierce market competition, the increased purchasing price of raw materials and the increased amount of OEM products.

Operating Expenses

Operating expenses for the three months ended September 30, 2005 was $471,326, as compared to $205,526 for the same period in 2004, an increase of $268,800 or approximately 130%. The increased operating expenses primarily went to advertising fees and other selling expenses and other general administrative expenses.

The advertising expenses for the three months ended September 30 was $178,100, as compared to $97,001 for the same period last year. The increase in advertising expense was a result of additional advertising campaigns to increase product awareness, branding and sales.

Other selling expenses for the three months ended September 30, 2005 was $80,226 as compared to $36,072 for the same period last year, an increase of $44,154, or approximately 122%. Other selling expenses consisted primarily of transportation expenses, agency administration expenses, after sales services, such as expenses for installation, repairs and replacements. The increase in other selling expenses was primarily due to the increase of sales volume and addition of new distributors.

Other general and administrative expenses were $137,388, as compared to $15,464 for the same period last year. The increase of 788% in the other general and administrative expenses was primarily from compensation of newly hired senior management personnel and directors and from professional fees relating to maintaining our standing as a reporting company.

Income from Operations

Income from operations for the three months ended September 30, 2005 was $665,506, as compared to $525,354 for the three months ended September 30, 2004. Income from operations for the nine months ended September 30, 2005 was $1,068,009, approximately 74% of $1,433,710, the income from operations for the nine months ended September 30, 2004. The decreased operation income was due to the increased operating expenses in 2005 as mentioned above.

Income Taxes

The Company did not carry on any business or maintain any branch office in the United States during the nine months ended September 30, 2005 or the nine months ended September 30, 2004. Therefore, no provision for U.S. Federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

Currently, the Company has recorded no income taxes and no deferred taxes because it pays a fixed tax as assessed, and annually adjusted, by the State Administration of Taxation of Bazhou and Bazhou Local Taxation Bureau, which is recorded in our financial statements under general and administrative expenses.

In addition, pursuant to the relevant laws and regulations in the PRC, Deli Solar (PRC), as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, after loss carry-forwards from the previous five years have been recovered. Because Deli Solar (PRC) was transformed into a WFOE in March 2005, it is currently in the two-year 100% exemption from income taxes until March 2007, it is entitled to 50% relief from the PRC enterprise income tax for the following years of its operation from 2007 until 2010. Currently Deli Solar PRC is applying to the State Administration of Taxation of Bazhou and Bazhou Local Taxation Bureau for its WFOE tax status.

Net Income

Net income decreased to approximately $1,111,668 in the nine months ended September 30, 2005, or approximately 23%, from $1,452,127 in the nine months ended September 30, 2004, primarily due to increased expenses in marketing, advertising and administrative matters including maintaining the Company as a US public reporting company.

Liquidity and Capital Resources

We raised a total of $6 million from a private placement transaction concurrent with the Reverse Merger in March 2005. We are using these monies to increase our advertising and marketing, and to increase our production capacity and facilities, as well as to merge and acquire prospective companies.

Net cash used by operating activities for the nine months ended September 30, 2005 was $68,373, as compared to $980,423, net cash provided by operating activities for the nine months ended September 30, 2004. The decrease in net cash provided by operating activities in the first nine months of 2005 was primarily a result of additional expenses associated with the reasons as listed in the analysis of the above Selling, General and Administrative Expenses section.

Accounts Receivable

During the nine months ended September 30, 2005, accounts receivable increased from $216,000 to $708,578, primarily due to increased sales.

Inventory

Inventories as of September 30, 2005 increased to $538,502 from $298,998 at December 31, 2004 to accommodate increasing sales and demand for our products.

Accounts Payable

Trade accounts payable, including trade accounts payable, related party payable and other payable, increased from $129,717 as of December 31, 2004 to $163,903 as of September 30, 2005.

Short-term notes payable

During the nine months ended September 30, 2005, short-term notes payable decreased from $533,213 to $49,432 primarily due to the repayment of our loans with three non-related parties.

Cash

Cash and cash equivalents increased from $1,191,067 at December 31, 2004 to $4,955,878 at September 30, 2005, primarily as a result of a private placement in March, 2005 which raised $6,000,015.

In the foreseeable future, capital investment could decrease our working capital further with any significant obligation resulting from acquisition, significant expansion of production capacity, and new product development.

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

Revenue recognition

Product sales are recognized when the products are delivered to and inspected by customers and title has passed. The Company offers a limited three-year warranty program on its products. Under this warranty program, repair and replacement of defective component parts are free of any charge during the first year following the purchase. In the second and third year, customers must pay for the purchase of the replacement parts, but not for repair services. The Company also allows its sales agents and distributors to return any defective product for exchange or repair.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2005, the Company expects these assets to be fully recoverable.

Bad debts

  The Company's business operations are conducted in the People's Republic of China. The Company extends unsecured credit to its relatively large customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. The allowances for doubtful accounts were $88,600 as of September 30, 2005 and December 31, 2004.

Item 3. Controls and Procedures

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

At the conclusion of the period ended September 30, 2005 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

During the period covered by this report, there have been no significant changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation in connection with the preparation of this quarterly report on Form 10-QSB.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deli Solar (USA), Inc. (Registrant)

Date: November 14, 2005	By:	/s/ Deli Du
Deli Du
CEO

Date: November 14, 2005	By:	/s/ Jianmin Li
Jianmin Li
CFO