Form 10KSB
period 2005-12-31
Deli Solar (USA), Inc.
filed 2006-04-17
CIK 717588

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-KSB

____________________

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended _December 31, 2005_____

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-12561

Deli Solar (USA), Inc.

(Name of small business issuer in its charter)

Nevada                                                      95-3819300

(State or other jurisdiction of                                       (IRS. Employer

incorporation or organization)                                     Identification No.)

558 Lime Rock Road, Lime Rock, Connecticut                          6039__

(Address of principal executive offices)                     (Zip Code)

Issuer’s telephone number, including area code (860)435-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes         No  X__

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X   No______

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [     ]  No [X]

State issuer’s revenues for its most recent fiscal year: US$15,577,447 for the fiscal year ended December 31, 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the bid price of the registrant's common stock as quoted on the OTC Bulletin Board on March 31, 2006, was approximately $23,392,083.

The number of shares outstanding of the Registrant's common stock as of March 31, 2006 was 6,205,290.

Transitional Small Business Disclosure Format (check one):

Yes _______         No: _X_

Deli Solar (USA), Inc.

Form 10-KSB

For the Fiscal Year Ended December 31, 2005

Table of Contents

Forward-Looking Statements and Associated Risk

PART I

Page

Item 1.

Description of Business……………………………………………………………

1

Item 2.

Description of Property…………………………………………………………...

30

Item 3.

Legal Proceedings………………………………………………………………...

31

Item 4.

Submission of Matters to a Vote of Security Holders…………………………….

31

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters…………………..

31

Item 6.

Management’s Discussion and Analysis or Plan of Operation…………………..

34

Item 7.

Financial Statements……………………………………………………………....39

Item 8.

Changes in and Disagreements with

  Accountants on Accounting

    and Financial Disclosure……………………………………………………….

40

Item 8A.

Controls and Procedures………………………………………………………….

41

Item 8B.

Other Information…………………………………………………………………

42

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with

  Section 16(a) of the Exchange Act………………………………………………

42

Item 10.

Executive Compensation………………………………………………………….

45

Item 11.

Security Ownership of Certain Beneficial

  Owners and Management and Related

    Stockholder Matters……………………………………………………………

46

Item 12.

Certain Relationships and Related Transactions………………………………….

48

Item 13.

Exhibits…………………………………………………………………………...

49

Item 14.

Principal Accountant Fees and Services………………………………………….

50

Signatures

…………………………………………………………………………………….51

Financial Statements F-1

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include, but are not limited to: market and customer acceptance and demand for our products; our ability to market our products; fluctuations in foreign currency markets; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment; fluctuations in operating results, including spending for research and development and sales and marketing activities; and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission (the “SEC”).

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the currency of the People’s Republic of China (the “PRC”), yuan (also known as the Renminbi). According to Xe.com as of April 4, 2006, $1 = 8.0145 yuan.

The "Company", "we," "us," "our," and the "Registrant" refer to (i) Deli Solar (USA), Inc. (“Deli Soalr (USA)”, formerly also known as Meditech Pharmaceuticals, Inc.), (ii) Deli Solar Holding Ltd., (“Deli Solar (BVI)”), a wholly-owned subsidiary of Deli Solar (USA) and a limited liability company organized under the International Business Companies Act of the British Virgin Islands, and (iii) Bazhou Deli Solar Heating Energy Co., Ltd. ("Deli Solar (PRC)"), a wholly-owned subsidiary of Deli Solar (BVI) and a limited liability company organized under the laws of the PRC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

      Meditech Pharmaceuticals, Inc. (“Meditech”) was incorporated in Nevada on March 21, 1983.  Meditech was a drug development company, focusing on research, development, and marketing of anti-infective drugs in the biomedical industry. In late 2004, Meditech spun off its drug development business, whose primary assets consisted of various intellectual property rights, by assigning such intellectual property rights to East West Distributors, Inc. ("East West"), a wholly-owned subsidiary of Meditech formed on December 13, 2004 under the Nevada law. Thereafter, Meditech distributed all of the capital stock of East West, pro rata, in the form of a stock dividend to the shareholders of Meditech of record on February 17, 2005.  East West reported the spin-off on a Registration Statement on Form 10-SB with the SEC on June 28, 2005. The spin-off was completed on August 29, 2005. The spin-off was not required to be registered under the Securities Act of 1933, as amended.

      Deli Solar (BVI) is a holding company for Deli Solar (PRC), which operates a solar and renewable energy business in the PRC.  On March 31, 2005, Meditech entered into a Stock Contribution Agreement (the "Stock Contribution Agreement") with Mr. Deli Du of Bazhou City, Hebei Province, PRC. Under the Stock Contribution Agreement, Meditech acquired all of the issued and outstanding shares of capital stock of Deli Solar (BVI) (par value US$0.05 per share) in exchange for the issuance of 4,067,968 shares (the number and the price of the shares as described in this paragraph have been adjusted to give effect to the one-for-six reverse stock split of all issued and outstanding shares of our common stock, which became effective on August 15, 2005) of Meditech’s common stock (par value $.001 per share). In connection with the transactions contemplated by the Stock Contribution Agreement, on March 31, 2005, certain non-affiliated accredited investors paid $6,000,015 to Meditech in exchange for the issuance of 1,714,290 shares of common stock of Meditech and warrants to purchase ten (10) shares of common stock for each ten (10) shares of common stock issued to such accredited investors, representing warrants to purchase an aggregate of 1,885,719 shares of common stock of Meditech at an exercise price of $3.85 per share, which warrants are exercisable through March 31, 2010.  As a result of foregoing transactions, the former shareholders of Deli Solar (BVI) became holders of majority of the common stock of Meditech and Deli Solar (BVI) became a wholly-owned subsidiary of Meditech.  On August 15, 2005, Meditech changed its name from “Meditech Pharmaceuticals, Inc.” to “Deli Solar (USA), Inc.” (the transactions described in this paragraph are collectively referred to herein, the "Reverse Merger"). Further information regarding the Reverse Merger is contained in the Current Report on Form 8-K filed with the SEC by Meditech on April 6, 2005 and a Schedule 13D filed by Mr. Deli Du with the SEC on April 18, 2005.

Summary of our Business and Structure

The business of Deli Solar (BVI) and Deli Solar (USA), respectively, is to serve as the direct and indirect holding company of Deli Solar (PRC), a limited liability company duly organized and registered under the laws of the PRC, with the Bureau for Industry and Commerce in Bazhou City, Heibei Province, the PRC. On August 1, 2004, Deli Solar (BVI) purchased all the capital stock of Deli Solar (PRC) from Messrs Deli Du, Xiao'er Du, and Xiaoshan Du for RMB 6,800,000. The purchase was approved by Hebei Provincial Commercial Bureau on March 24, 2005, and the State Administration for Industry and Commerce for the PRC issued a new business license to Deli Solar (PRC) on March 30, 2005. Deli Solar (PRC) became a wholly foreign-owned enterprise ("WFOE") under PRC law, by virtue of its status as a wholly-owned subsidiary of a foreign company, Deli Solar (BVI).

Deli Solar (PRC) was founded in 1997 and is engaged in the business of designing, manufacturing and selling renewable energy systems to produce hot water and for space heating. Its principal products are solar hot water heaters and multifunctional space heating products including coal-fired residential boilers. Deli Solar (PRC) also sells component parts for its systems, and provides after-sales maintenance and repair services.

On November 21, 2005, Deli Solar (PRC) acquired all the capital stock of Beijing Ailiyang Solar Energy Technology Co., Ltd. (“Ailiyang”) for a total purchase price of RMB 500,000 pursuant to a stock purchase agreement with Ailiyang dated February 24, 2005, whereby Ailiyang has become a wholly-owned subsidiary of Deli Solar (PRC). The sole business of Ailiyang has been to serve as a distributor of Deli Solar (PRC). Details of the acquisition were reported in our Current Report filed with the SEC on November 28, 2005.

Deli Solar (PRC) currently has approximately 273 employees and utilizes three factory facilities in Bazhou with a total of over 10,244 square meters of production, warehouse, and office space and space for use as a distribution center and a approximately 2,000 square meters of office space and exhibition center in Beijing. A complete description of our properties and facilities is contained in "Item 2 - Description of Property" below.

The offices of Deli Solar (USA) are located at 558 Lime Rock Road, Lime Rock, Connecticut 06039 and our telephone number is (860) 435-7000. Deli Solar (PRC) is located outside of the city of Bazhou in the Hebei Province of the PRC.

The following diagram sets forth the corporate structure of the Company as of December 31, 2005:

Deli Solar USA, Inc.
| 100%
Deli Solar Holding Ltd. “Deli Solar (BVI)”
| 100%
Bazhou Deli Solar Heating Energy Co., Ltd. “Deli Solar (PRC)”
| 100%
Ailiyang

Neither Deli Solar (USA) nor Deli Solar (BVI) have any operations or plan to have any operations in the future other than acting as a holding company and management company for Deli Solar (PRC) and raising capital for its operations. However, we reserve the right to change our operating plans regarding Deli Solar (USA) and Deli Solar (BVI).

Recent Development

On March 24, 2006, Deli Solar (PRC) executed a non-binding Memorandum of Understanding (“MOU”) to acquire all capital stock of Beijing Four Seasons Solar Power Technology Co, Ltd. (“Four Seasons”), a limited liability company organized under the laws of the PRC involved in selling solar power equipment in the PRC. The proposed purchase price for Four Seasons is $10.5 million, payable in $2,000,000 cash in the form of a demand loan and 1,062,500 shares of common stock of Deli Solar (USA). Pursuant to the MOU, the final completion of the transaction is subject to due diligence and other conditions.

OUR BUSINESS

      Following the completion of the Reverse Merger, the business of Deli Solar (PRC) became our only business. Deli Solar (PRC) designs, manufactures and sells solar hot water heaters and coal-fired boilers and space heating products. We also provide components, parts and after-sale services associated with these products. Approximately 68% of our revenues are derived from our solar hot water business, with the balance of approximately 32% of our revenues from sales of our coal-fired boilers and space heating products.

Most end users of our products use them to heat water for their homes, with a concentration in rural areas where electricity is in short supply. Our coal-fired residential boilers, furnaces and heating stoves are also used as primary household space heaters during cold weather and cooking stoves.

Solar Hot Water Heater Products

      Our primary products are solar hot water heaters. Solar hot water heaters use sunlight to heat either water or a heat-transfer fluid in collectors. The solar collector is mounted on or near a house facing south. As sunlight passes through the collector's glazing, it strikes an absorbing material. This material converts sunlight into heat, and the glazing prevents the heat from escaping. The two most common types of solar collectors used in solar water heaters in the China market are evacuated tube collectors and glazed flat plate.

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

Types	Approx. % of total Solar Sales Revenue	Subtypes	Approx % of Total solar product revenue
Evacuated Tubular Solar Water Heaters	95%	Regular Evacuated Tubular Solar Water Heaters	85%
		Evacuated Heat Pipe Solar Water Heaters	10%
Flate Plate Solar Water Heaters	5%	N/A

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

      A growing number of our products are being used in complete building integrated solar heating packages, which integrate our solar hot water and space heating systems directly into the construction of new multi-family dwellings, commercial office buildings and industrial developments. In August 2005 we entered into a construction agreement with Beijing Municipal Mengtougou District Yingtaogou Village Committee to install our solar hot water and space heating systems in 83 detached houses by March 30, 2007.  As of December 31, 2005, we have completed the installation of our solar hot water and space heating systems in six(6) of such houses’ integrated solar heating packages.

      Our regular evacuated products use all-glass evacuated tubular collectors. These collectors consist of rows of parallel transparent glass tubes, which are double layered and made of borosilicate glass. Each tube contains an absorber and is covered with a selective coating. Sunlight enters the tube, strikes the absorber, and heats the water flowing through the absorber. The space between the glass tubes and the absorber is "evacuated," or is a "vacuum". This vacuum helps the collectors achieve extremely high temperatures (170-350 degrees F). Because all-glass evacuated tubular collectors are relatively easy and cheap to make as compared to heat pipe vacuum tubes, our regular evacuated tubular solar water heaters are our best selling solar hot water heater comprising approximately 85% of our solar water heaters sales.

      Our evacuated heat pipe solar water heaters use the heat pipe vacuum tubes to convert solar energy into thermal energy. A heat pipe vacuum tube is a hermetically sealed evacuated tube containing a mesh or sintered powder wick and a working fluid in both the liquid and vapor phase. When one end of the tube is heated the liquid turns to vapor absorbing the latent heat of vaporization. The hot vapor flows to the colder end of the tube where it condenses and gives out heat. The use of the latent heat of the fluid enables heat to be transferred at 500 to 1000 times the rate compared with a solid metal rod and at temperature differences between the ends of the pipe as low as 2 °C (i.e. 3.6°F difference). The heat-pipe vacuum tube is a combined pipe and vacuum technology. This product line features fast heating, minimum thermal loss, high temperature resistance, anti-freeze and good pressure resistance. Evacuated heat pipe solar water heaters, if pressurized, can produce high pressure hot water and solve the uneven temperature of the hot water problem. Our pressurized evacuated heat pipe solar water haters can be customized according to actual needs of our customers. Moreover, heat pipe vacuum tubes are more difficult to manufacture and have higher production costs than all-glass vacuum tubes. Given our targeted residential household market, we only sell a limited amount of evacuated heat pipe solar water heaters, comprising approximately 10% of our solar hot water heaters sales.

Flat Plate Solar Water Heaters.

This type of solar water heater consists of a flat-plate solar collector and a hot water tank with natural circulation (thermosyphon). The collector is constructed from either a copper-aluminum mix, all copper, or anti-corrosive aluminum. The collector is a rectangular box with a transparent cover and a back side insulation layer. Small tubes run through the box and carry fluid-either water or other fluid, such as an antifreeze solution. The tubes attach to the collector. As heat builds up in the collector, it heats the fluid passing through the tubes. The hot water or liquid goes to a storage tank. Flat plate solar water heaters made by foreign manufacturers typically can provide a household with 70-100 liters of hot water (at 40-60°C) per day all year round. However, the anti-freeze technology for the flat plate has not fully developed in the PRC. Our flat plate solar hot water heaters, and to our knowledge, other flat plate solar hot water heaters that are currently available in China, can be used only during the spring, summer and fall seasons. Our sales of this product comprise approximately 5% of our total solar hot water heater sales.

Boilers and Space Heating Products

      Our boilers, furnaces and stove heating products are coal-fired, small scale units for residential space heating and cooking purposes. We manufacture more than 80 types of boilers, furnaces, space heating and stove cooking products. Separated by functions and usage, our boilers, furnaces and stove heating products can be divided into three types: 1) combined cooking and space heating, comprising approximately 65% of our sales of boilers and space heating products, 2) combined shower and space heating, comprising approximately 15% of our sales of boiler and space heating products, and 3) multifunctional shower, cooking and space heating, comprising approximately 20% of our sales of boilers and space heating products.

New Product Pipeline

      In addition to the building integrated (part of the building system's heating and hot water system during new construction) solar hot water and space heating systems for multi-family, commercial and industrial settings we developed in the fiscal year ended December 31, 2005, we have the following products in the product planning and developing stage:

Smokeless coal-fired boilers. This product will not produce smoke and is environmentally friendly. The research and development on this product has been completed. Once any of our customers sends us orders for the manufacture of the product, we can arrange the production.

Photovoltaic powered water heaters. Currently we are developing photovoltaic powered water heaters. Photovoltaic technology (PV) is a technology that converts solar energy into electricity. Photovoltaic modules or panels are made of semiconductors that allow sunlight to be converted directly into electricity. These modules can provide customers with a safe, reliable, maintenance-free and environmentally friendly source of power for a very long time. This system consists of a photovoltaic array connected to several resistive heating elements within a water storage tank. The PV array produces electrical power during periods of solar irradiation and this power is immediately dissipated in the resistive elements. We believe that the following factors make photovoltaic powered water heaters an attractive addition to our existing product line: severe electricity shortages for the PRC's grid-connected residents, the complete absence of grid electricity for millions of others and the poor prospect of improvement via incremental central station capacity and grid development in the near  future, the abundance of solar energy resource in the PRC and an active rural banking system. We currently anticipate that the earliest this product will become available on the market is in 2007.

Bio-materials furnace.  This product utilizes waste materials such as dry hay to generate heat. We anticipate that the earliest this product will become available on the market is in 2007.

Raw Materials and Principal Suppliers

      The primary raw materials for manufacturing our products are stainless steel plate, vacuum tubes, iron and regular steel plate. These raw materials are generally available on the market and Deli Solar (PRC) has not experienced any raw material shortage in the past. Because of the general availability of these raw materials, it has not been our standard practice to enter into long-term contracts or arrangements with most of our raw materials suppliers. We believe that this gives us the flexibility to select the most suitable suppliers based on product quality and price terms provided by such suppliers each year.  We generally have at least three suppliers that are pre-approved for each raw material supply. However, this arrangement does not provide any guarantee to us that necessary raw materials will continue to be procured at the price or delivery terms currently available or acceptable to us.

      During the past three years, we have purchased stainless steel plate primarily from Lingyi Co. in Shangdong Province. Our three principal suppliers of vacuum tubes have been Shangdong Taian Co., Beijing Linuo Co. and Beijing Tianpu Co. Our principal supplier of steel and iron plate has been the local market in Bazhou City, where Deli Solar (PRC) is located, which consists of approximately 100 steel suppliers. We do not rely on any particular suppliers to procure other raw materials.

Manufacturing Process, Cost, and Capacity

     Deli Solar (PRC) assembles and manufactures most of its products in its own production facility in Bazhou. Our senior manufacturing personnel include a number of professional engineers and senior technology consultants.  Currently, we use primarily manual labor for our product because of availability of cheap labor in the Bazhou area. However, we plan to investigate automation of some of our production processes if our production reaches a volume where it would be cost effective to do so. In February 2006, we purchased an automation production line for the manufacture of the water storage boxes of the solar hot water heaters, which is under installation currently. We plan to automate the manufacturing process of the flat collectors, which is contingent on the favorable conclusion of a feasibility study we are currently conducting on such automation.

      We employ approximately 165 permanent manufacturing employees and also contract temporary workers to meet increased production requirements, when necessary. During manufacturing peak seasons for solar hot water heaters, which normally are the second and third calendar quarters of the year, we have at least approximately 300 workers working 3 shifts and 7 days per week. We pay our production workers by items produced. Because of the strategic location of our manufacturing facilities, we are able to take advantage of low labor cost in the Bazhou area, which we estimate to be approximately 40% lower than that in the Beijing or Shanghai areas. We have not experienced a great deal of worker turnover because there are relatively few manufacturing employment positions in the Bazhou area and believe that we have achieved a high level of employee loyalty.  Set forth below is certain information regarding our current manufacturing capacity:

Current Manufacturing Capacity

	Daily Production (Approximate Units)	Annual Production (Approximate Units)
Solar Hot Water Heaters	300	80,000
Boilers and Space Heating Products	150	39,000

Quality Control

Our manufacturing processes follow strict guidelines and standard operating procedures that we believe is compliant with ISO 14000. Our products are routinely tested as are individual aspects of our production. We are in the process of applying for ISO 14000 certification.

Because of our stringent quality control system, most of our products are certified by governmental quality control testing centers, such as Hebei Province New Energy Products and Projects Quality Control and Testing Center, and Beijing Technology Supervisory Bureau. We also received awards from Hebei Province Consumers Organization and Hebei Province Administration of Industry and Commerce, as well as endorsement from the China Rural Areas Energy Industry Association. The following table sets forth the brands of our products that are certified by Beijing Technology Supervisory Bureau to have meet the National Industry Standard NY-T 343-1998, which is the testing standard for solar hot water heaters' thermal power:

Brands	Products	Model Numbers
Deli Sunny Brand	Solar Water Heaters	DLYG-12/75
Ailiyang Brand	Solar Water Heaters	ALY-12/75
Dudeli Brand	Solar Waters Heaters	DDL-12/75
Deyu Brand	Solar Water Heaters	DY-12/75

Original Equipment Manufacturer (OEM) Arrangement

  As set forth above, our sales peak season normally occurs in the second and third calendar quarters of the year for solar hot water heaters and the third and fourth calendar quarters of the year for boilers and space heating products. During the sales peak seasons when our production capacity falls short of the market demand, we assemble and manufacture products through Original Equipment Manufacturer ("OEM") arrangements. Under a typical OEM arrangement, we authorize an OEM to manufacture products under our brand names and/or trademarks. We achieve quality control over products manufactured under such OEM arrangement by sending our technicians on site to supervise the production and test the products. During fiscal year 2005, we contracted three OEM. They are Beijing Shen Guang Solar Power Co., Ltd., Shandong Xin Xing Solar Power Heater Co., Ltd. and Hebei Guang Lei Stove Co., Ltd.

 Manufacturing through OEM arrangements comprises approximately 30% to 40% of our total sales during the peak season. For fiscal year 2005, the three OEM generated an aggregate of 40% of our annual revenues. The OEM manufacturers typically receive approximately 1% of the gross sales from the products they manufacture for us. Most of the OEM manufacturers we select are located near areas where products are demanded, thereby minimizing transportation costs.

Demand for Our Products

The majority of the demand for our products is from residential households in the PRC, particularly in rural areas. Presently, we sell our products primarily in the rural areas of the north-east part of the PRC including Hebei, Beijing, Tianjing, Heilongjiang, and Liaoning, where there is prolonged sunny and dry weather.

We believe the rural residential market has additional growth potential because it is an emerging market where we have encountered relatively little competition. Historically, the PRC's rural households have used primitive means of generating hot water and space heating by using biomass, local agricultural wastes, and/or kerosene. As the PRC's rural population has been earning incremental discretionary income in recent years, modern hot water and space heating systems have become increasingly affordable and a priority for discretionary spending.

Seasonality of Business

Our sales experience fluctuation, reflecting seasonal variations in solar energy supply during the four seasons. We have high sales volume of solar hot water products in the spring because solar hot water heaters perform the best during the summer when the solar energy is abundant. High sales volume of coal boilers occur in the fall because customers purchase our space heating product for the winter. Sales volume of our products tends to be lower between January and March of a given year.

The PRC Solar Hot Water and Space Heating Market

The PRC's Economic Growth, Energy Shortage and Renewable Energy Policy

 The rapid economic growth of the PRC in recent years has fueled a massive demand for coal, oil and gas, which has caused a depletion in the country’s coal and oil reserves and a resulting shortage in supply, as well as serious environmental problems. Recognizing that accelerating the country's transition to efficient and renewable energy would ease such depletion and environmental concerns, the National People's Congress, the PRC's parliament, passed the China Renewable Energy Promotion Act, which became effective on January 1, 2006. The Act aims to promote the use of renewable energy as an alternative source of energy to the more polluting fuels. Such renewable energy currently accounts for a negligible percentage of the country’s total energy supply.

Urban and Rural Market Segmentation for Hot Water and Space Heating Systems in China

 The market for hot water and space heating systems in the PRC has shown substantial growth recently.  According to a research conducted by the China Hardware Products Association and the China Information Center in 2002, only 71.5% of urban households had modern hot water systems. Modern hot water and heating systems still have not become available or affordable in many households in the country.  Only recently have some of these households started to earn the disposable income required to purchase the hot water and space heating systems.

There is insufficient infrastructure in place in the rural areas of the PRC to deliver other energy solutions that are available as more conventional options in other countries. The infrastructure to deliver natural gas or propane, two of the most common energy sources used in the United States, for example, are not well developed in the PRC, even in larger cities. As to electrical energy, while it has become more available in the urban areas of the PRC, it remains much less available in rural areas. Approximately 60% of rural communities that are grid-connected experience serious shortages of electricity. Large portions of the PRC's rural areas are not electrified or connected to the electric grid.  Eleven counties containing approximately 70 million of the PRC's rural population have no electricity at all, according to National Renewable

Energy Laboratories. Also, the cost of electricity is high in many rural areas, making it impractical for hot water and space heating purposes.

     We believe that in most provinces of the PRC, solar-generated hot water for domestic supply is the most available and economical solution. Compared with electricity, natural gas or propane, we believe that solar hot water is more available, less expensive and more suitable to rural household needs as shown in the following table.

Cost Economics of Solar Hot Water Heaters

(in $USD)	Solar	Gas	Electric
Initial Equipment Cost	241	120	72
Engineering Life (Years)	15	6	5
Equipment Cost (15 years)	241	300	216
Annual Additional Energy Cost	0	98	81

Total Operating Cost (15 years)	241	1,770	1,431

Solar Hot Water Industry

      The PRC solar hot water industry is an emerging, but fast growing industry. It has been experiencing an annual growth rate of approximately 30% since 1999 as measured by the square meters of systems installed. The Solar Energy Usage Commission of the PRC Rural Energy Industry Association and the PRC Renewable Energy Industries Association project such growth to continue at an annual average rate of 27.36% until 2015 as shown in the following table:

Aggregate Solar Hot Water Industry Sales

Annual Sales
1999 A	5.0 million m(2)
2000 A	6.0 million m(2)
2001 A	8.0 million m(2)
2002 A	10.0 million m(2)
2003 A	12.0 million m(2)
2004 F	16.2 million m(2)
2015 F	232.0 million m(2)

Source: China Solar Hot Water Industries Development and Research Report (2001-2003), jointly published by the solar energy association and commission described above.

 Because of the rapid growth in solar hot water industry, solar hot water heaters have become one of the three major hot water sources along with gas-fired heaters and electric heaters for PRC households and the PRC has become the world's largest producer and consumer of solar hot water heaters.

Boiler and Space Heating Industry

      The PRC space heating industry is not new, but the modern systems that we sell are new for our customers. While many rural PRC households have considered hot water a luxury, heat generating facilities for cooking and space heating purposes in one form or another are considered basic necessities. These heat generating facilities are generally extremely primitive and inefficient, and usually consist of hearths and biomass stoves, which are dirty, unsafe and difficult to handle with respect to fuel. As many rural households have started to earn disposable income in recent years, many of them can afford to modernize their cooking and space heating facilities by using coal-fired boilers, which have become one of the principal means for such modernization among the PRC households.

Our Product Warranty

      We provide a three-year standard warranty to our end users for all of the products we manufacture. Under this standard warranty program, we provide free repair and exchange of component parts in the first year following the purchase, and we charge labor costs for repair and maintenance but provide free exchange of component parts in the second and third years following the purchase. Thereafter, end users are required to pay for any repair and maintenance services, as well as exchange of component parts. Most of our warranty services are performed by our independent sales agents and distributors in return for a 1-2% discount of the purchase price they pay for our products. According to the standard terms of our agreement with sales agents, we allow our sales agents and distributors to return any defective product for exchange.

Our Marketing Strategies

We are seeking to grow and expand our business through the following strategies:

      o     focus on rural market segment.

      o     extensive and targeted advertising.

      o     multi-brand strategy.

      o     a larger distribution and agency network.

      o     after-sales services network.

Our focus on rural market segment

We market our products in both the urban and the rural markets in the PRC. While most solar hot water manufacturers focus on the urban market, we have always focused on the rural market because the size of the rural market in the RPC is about eight times larger than that of the urban market. Further, our rural customers regard purchasing a hot water heater as a long term investment in a durable good, more so than urban customers.

We have eight years of experience in operating marketing and sales organizations in rural areas. Our marketing and sales team works with our agents to educate our end users and inform them of the utility, functionality and comparative cost advantages of our products as compared to electricity and gas water heaters. We have also received a great deal of feedback from rural customers and have designed our products and marketing to meet their needs and concerns.

Our Advertising

Based on various advertising effectiveness studies in the PRC, we believe that large scale advertising on TV and other mass media can have a significant impact on rural residential purchase decisions. Accordingly, we spent over $646,000, or over 4% of sales, on advertising in 2005. In 2003 and 2004, we spent over $278,000 and $249,000, respectively, or over 4.6%, and 2.7% of sales, respectively, on advertising.

Our Multi-Brand Strategy

 In order to position our products in different tiers of markets, we have utilized a multi-brand approach. Our solar hot water brands include: "Ailiyang", "DeYu" and "Deli Solar", among which, Ailiyang is not a registered trademark; our space heating brands include "De Yu" and "Du Deli". Each of these brands targets a different type of customer. We classify the brand names of the solar hot heaters into three types: Premium, Standard, and Economy, and space heating products into two types: Premium and Standard. Below are some of our products and related brand names and classifications:

Solar Hot Water Heater Series

Our Brand Name	Our Classification of Products
Deli Solar	Premium
DeYu	Standard
AiliYang	Economy

Space Heating Series

Our Brand Name	Our Classification of Products
Du Deli	Premium
DeYu	Standard

We intend to achieve the following objectives through the Multi-Brand Strategy:

•

to target different product in different tiers of the same geographical market.

•

to eliminate agency dominance in a regional market by granting non-exclusive agency to more than one distributor in a region.

•

to create competition among agents by assigning only one specific brand of our products to one distributor in a sales region so that each different distributor will be responsible for selling a brand different from other distributors in the same geographical region. We periodically evaluate the performance of distributors in the same region, and then provide suggestions to help them perform better. In addition, we also encourage them to increase sales of our premium products.

•

to increase the market share of our products.

Our brand logos are the following:

Our distribution and agency network

      We use a network of wholesalers, dealers and retailers to distribute our products. After we manufacture and assemble our products, we sell them to our wholesalers, generally located in major cities or provincial hubs, who then sell our products on to a network of smaller distributors, or dealers, in outlying areas. Sometimes when the dealers are closer to our warehouse, we also sell directly to dealers to simplify the payment process and reduce transportation costs. Because these dealers are usually developed by the wholesalers, each direct sale to a dealer will be recorded on the account of the wholesaler who developed the business relationship with such dealer. Our end users purchase their products from either wholesalers or dealers, who also handle the installation and warranty service of the systems for the end users.

We also have a Marketing Department consisting of approximately 56 marketing and sales personnel who collect feedback from our customers and other market information for our management and our product development team.

Distribution Channel for Solar Water Heater Systems

 The PRC is a geographically vast country and the market for our products covers many regions. To penetrate the market effectively, especially the less-developed rural areas, we have established a vast distribution and sales network that includes approximately 585 distributors and wholesalers and approximately 2,000 local appliance retailers covering 27 provinces in China, with a focus on the northern PRC area, north-eastern PRC area, Beijing metropolitan area, and Tianjing metropolitan area. The northern PRC area includes Hebei Province, Henan Province, Shangdong Province, Shanxi Province, and An'hui Province. The north-eastern PRC area includes Liaoning Province and Heilongjiang Province.  Sales to these areas consist of approximately 70% of our total sales revenues. We believe that our comprehensive distribution and sales network enables us to efficiently service the rural communities without having to rely on any particular agent or distributor for our sales. In the past five years, no single agent or distributor has generated more than 5% of our total annual sales.

We are able to attract a large number of distributors, sales agents, and retailers because of the following reasons:

We produce both solar hot water heaters and boilers, while the majority of manufacturers in the PRC normally produce only one single type of product. The sales of solar hot water heaters and boilers are both affected by seasonality. As described above in this report, solar hot water heaters are in high demand in the spring and boilers are in high demand in the fall. Therefore, the combined production of solar hot water heaters and boilers allows us to provide our distributors, wholesalers and retailers with products for sale throughout the year.

 We carefully select our distributors and provide various support to them. Our contracts with our wholesalers and distributors normally have a three- to five-year term. While most of our agency and distributor contracts are non-exclusive, we are seeking to establish exclusive distribution relationships with some strong distributors. We require new sales agents to deposit a significant amount of cash as a down payment towards the purchase of our systems. We consider the following factors in our selection of a new distributor or wholesaler:

      o     Local solar energy status and market potential

      o     Local competition

      o     Sales and market potential in the covered area

      o     Presence of alternatives, such as gas or electricity

      o     Credibility of the candidate

  For each candidate we select, we enter into an agency contract with it, under which we provide warranty cards, product testing certificates, product brochures, and other promotional materials. In addition, we help them design store logos and show rooms, provide them with uniforms, and assist them to make marketing plans.

  We have designed and implemented a horizontal distribution structure to streamline the efficiency of our distribution network, shorten the product lead time, provide better coverage of our geographical markets and reduce distribution costs. The horizontal distribution structure also facilitates immediate market feedback from customers to our management.

The horizontal distribution structure is a significant competitive advantage for us in successfully penetrating the rural market segment. Currently, 50% of our products are delivered directly to customers via only one layer of agency organization, as compared to 20% in 2001. We expect that 70% of our products will move through one layer of agency organization in the future.

Our After-sales Services Network

We are in the process of implementing an after-sales services network in parallel with our national sales and distribution network. Our after-sales services are primarily performed by our sales agents and distributors. We have begun to provide technical training to our 585 distributors in order to provide after-sales services to our end users. The local distributors are very enthusiastic about having the ability to provide after-sales services to the end users, which also provides the distributors with a new source of revenue.  One additional benefit to us provided by the after-sales services network is the ability to receive product feedback from our end users on a constant basis. We can use this information to continuously adjust our production plans, product designs, inventory control and marketing and sales strategies.

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

      In fiscal year 2003, the largest manufacturer was Huangming Solar Water Heaters, Co, Ltd. (“Huangming”), which had 5% of the total market. The second and third largest companies were Tsinghua Sunshine Solar Water Heaters, Co, Ltd. and Huayang Solar Water Heaters, Co, Ltd., each of which had approximately 3% of the market in the PRC. There has not been similar ranking information for fiscal years 2004 and 2005 available to us.

Ranking of Solar Hot Water Companies by Market Share Based on Revenue in 2003

------------------------- ----------------- ----------------- ------------------ -----------------

              Company         Ranking         Market Share    Type of Ownership     Profitable

------------------------- ----------------- ----------------- ------------------ -----------------

Huangming                        1                 5%         Government-owned          No

------------------------- ----------------- ----------------- ------------------ -----------------

Tsinghua Sunshine                2                 3%         Government-owned          No

------------------------- ----------------- ----------------- ------------------ -----------------

Huayang                          3                 3%         Government-owned          No

------------------------- ----------------- ----------------- ------------------ -----------------

Deli Solar (PRC)                 19               0.4%         Privately-owned         Yes

------------------------- ----------------- ----------------- ------------------ ----------------

Top 10 Companies                                  17%

------------------------- ----------------- ----------------- ------------------ ----------------

Source: Chinese Energy Research Association

      In fiscal year 2003, we generated $6.01 million in sales revenue, representing a market share of 0.4% and a ranking of number 19 among solar hot water companies nation-wide in terms of sales revenue. Our sales revenue for fiscal years 2004 and 2005 were $9.5 million and $15.6 million, respectively.  We believe our success lies in our quality control, brand recognition strategy, comprehensive distribution network, and most importantly, our private ownership status.

 The majority of our competitors are entities owned and controlled by various PRC governmental entities, usually at the local or municipal level. In the late 1970's, the PRC government created these entities as a means to employ residents and generate cash flow. While these entities served a useful purpose, they generally were inefficient and unprofitable, and many that have not already been privatized remain so today. In the 1990's, the PRC government authorized the ownership of businesses by private individuals, shareholders and other non-governmental entities for the first time, and as a result, some of the government owned entities have been privatized. Today these privately-owned enterprises tend to outperform their government owned counterparts.

RESEARCH AND DEVELOPMENT ACTIVITIES

 Our research and development ("R&D") expenses have historically consisted of approximately 1% to 2% of our annual sales revenues. Most of these expenses were spent in designing and manufacturing new products. In 2004 and 2003, we developed 18 and 11 new products, respectively.  In 2005, our R&D expenses consisted of approximately 0.5% of our annual sales revenues, which we used to improve the functions and appearance of our current products instead of developing new products.  We also conduct other R&D activities based on our customers' specific request for certain new functions or improvements on our existing products. The R&D expenses associated to such R&D activities are generally borne by the requesting customers.

Currently, we have a 5-member R&D team whose senior engineer members include: Luo Yunjun, who also serves as the chairman of Beijing Solar Industry Association, and Hao Fangzhou, who also serves as the chairman of the Chinese Economic Boiler Association.

We executed a Cooperation Memorandum (the “Memo”) with the Key Laboratory of Heat Transmission and Energy Saving Education of Beijing University of Industry (“BUI”) in February 2006 regarding the cooperation of the research and development of the technologies on renewable energy. The Memo sets forth a general cooperation framework between the two parties: we provide funding for certain renewable energy research and development projects undertaken by BUI. Further details of each party’s rights and obligations will be on a project by project basis with specific agreements.

INTELLECTUAL PROPERTY

Trademarks.

Deli Solar (PRC) is the holder of the following trademarks registered with the Trademark Offices of the PRC National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Authorized Scope	Vaild Term	Certificate Number
Deli Solar	Boiler (Space Heating Utility); Solar Hot Water Utility; Solar Stove and Solar Energy Collection Heater	03/14/2003 - 03/13/2013	to 1978396
Du Deli	The same as above	01/28/2003 - 01/27/2013	to 1978532
De Yu	Solar Energy Collection Heat and Boiler (Not machine accessory)	07/28/1998 - 07/27/2008	to 1195609
Aili Solar (to replace our brand “Ailiyang”	Registration is pending

A registered trademark is protected for a term of ten years, renewable for another term of ten years under the trademark law of the PRC, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

 Our mark "Ailiyang" is not a registered trademark. We are in the process of applying for the registration of the mark of "Aili Solar" with the PRC Trademark Offices. Once the mark "Aili Solar" is registered, we plan to use it for products manufactured under the current brand "Ailiyang." The registration application is in the name checking stage and we anticipate the entire registration process will take about 12 to 18 months to complete under the PRC trademark law.

Patents. Currently, none of our products or technology is patented.

Domain names. We own and operate a website under the internet domain name http://www.deli-group.com (the “Company Website”). Traffic to our other internet domain names www.delisolar.com and www.AiLiYang.com are directed to the Company Website. We are currently in the process of updating our websites. The information contained in our websites is not incorporated by reference to this Annual Report.

GOVERNMENT REGULATION

 Under certain regulations in the form of public notices issued by the PRC State Administration of Foreign Exchange, or SAFE, our shareholders who are PRC resident entities or individuals are subject to certain registration requirements due to the status of Deli Solar (USA) and Deli Solar (BVI) as “SPC”s (as defined under the public notice issued by SAFE on

October 21, 2005).  These regulations would prohibit Deli Solar (PRC) from distributing dividends or profits to Deli Solar (USA) and/or Deli Solar (BVI) as “SPC”s unless the registration requirements are complied with. The registration procedures were completed and Deli Solar (PRC) obtained a SAFE certificate from BaZhou SAFE on October 17, 2005.  Our PRC counsel advised us that the SAFE certificate will allow Deli Solar (PRC) to distribute dividends and profits out of the PRC.

We are not subject to any permit or approval requirement by the government or any self regulatory professional associations for the manufacture and sale of solar hot water heaters. We are required to obtain a production approval from the Quality and Technology Supervisory and Control Bureau at the provincial level for the manufacture and sale of boilers and space heating products.  Deli Solar (PRC) obtained the approval to manufacture, install and repair small and regular size pressure boilers and space heating products from Hebei Provincial Quality and Technology Supervisory and Control Bureau on August 28, 2002 effective for five years. Other than the foregoing, Deli Solar (PRC) is not subject to any other significant government regulation of its business or production, or any other government permits or approval requirements, except for the laws and regulations of general applicability for corporations formed under the laws of the PRC.

COMPLIANCE WITH ENVIRONMENTAL LAWS

 To our knowledge, neither the production nor the sale of our products constitute activities or generate materials, in a material manner, which causes our operation to be subject to the PRC environmental laws.

EMPLOYEES

Deli Solar (PRC) currently has approximately 273 employees.

 Deli Solar (PRC) requires each employee to enter into a one-year standard employment agreement. The standard employment agreement contains a confidentiality clause and a covenant-not-to-compete clause, under which an employee must keep confidential all manufacturing technology including drawings and other technology materials, sales and financial information, and trade secrets obtained through his or her employment with us. Breach of this confidentiality clause will result in termination of employment. Further, each employee may not compete against us for a certain period of time following the termination of employment with us. We purchase group workers' compensation policy on behalf of our employees, and the premium is deducted from each employee's paycheck.

RISK OF LOSS AND PRODUCT LIABILTITY INSUANCE

 Delivery of our products can be arranged by our sales agents and distributors, or by us. In the latter case, we deliver our products primarily through trucks, supplemented with trains and cargo ships. Our standard agency contract generally requires our sales agents to pay for the transportation cost. Although the agency contract has not specifically provided for the issue of risk of loss, our customary practice is that sales agents bears the risk of loss in shipping and purchase shipping insurance at their expense.

We currently do not carry any product liability or other similar insurance, nor do we have property insurance covering our plants, manufacturing equipment and office buildings. While product liability lawsuits in the PRC are rare and Deli Solar (PRC) has never experienced significant failures of its products, there can be no assurance that Deli Solar (PRC) would not face liability in the event of any failure of any of its products. We plan to purchase property insurance to cover our manufacturing plants, equipment and office buildings by the end of 2006.

 RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, and/or operating results. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and operating results could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to our Business

We operate in a highly-competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

We are principally engaged in the manufacture and marketing of solar hot water heaters. According to statistics from the Chinese Energy Research Association, there are currently over 3,500 solar hot water heater manufacturers producing products under more than 3,000 brands. The largest manufacturer is Huangming Solar Water Heaters Co., Ltd., which has 5% of the total market. The second and third largest companies are Tsinghua Sunshine Solar Water Heaters Co., Ltd. and Huayang Solar Water Heaters Co., Ltd., which each have 3% of the market in the PRC. In 2003, we were ranked 19th in terms of revenue, with a market share of 0.4%. Many of our competitors are better capitalized and more experienced, and have deeper ties in the PRC marketplace.  We may be unsuccessful in our attempts to compete, which would have a material adverse impact on our business and financial condition.

While most solar hot water manufacturers focus on the urban market, we have always focused on the rural market.  While there are relatively fewer competitors in the rural market currently, there can be no assurance that our competitors will not focus their marketing efforts on rural customers in the future.

We rely on our sales agents to distribute our products and we could lose a substantial portion of our sales if we are not able to maintain an efficient internal control system to effectively monitor the activities of our sales agents, or to attract new sales agents.

We believe that our success relies, to a large degree, on our distribution network. The PRC is a geographically vast country and it is critical to market our products in a range of various regions. In order to expand our business, we will need to increase our distribution network by adding more sales agents, distributors, wholesalers and retailers that carry our products.  There can be no assurance that we will be able to effectively manage our independent distributors and sales agents, as our internal resource may be limited.  Nor can there be any assurance that we will be able to grow our distribution network, as our competitors may offer better products and commission to distributors and sales agents, and, if we can grow our distribution network, there can be no assurance that we will be able to operate it efficiently.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion.  In addition, we may face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own.  Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

Our profitability depends on our success on brand recognition and we could lose our competitive advantage if we are not able to protect our trademarks against infringement, and any related litigation could be time-consuming and costly.

Our trademarked brands have gained substantial recognition to the customers in various areas, however, the protection of intellectual property rights in the PRC may not be as effective as those in the United States or other countries. The unauthorized use of our brands could enable some other manufacturers take unfair advantage, which could harm our business and competitive position.

We do not have any long-term supply contracts with our raw materials suppliers and any significant fluctuation in price of our raw materials may have a material adverse effect on the manufacturing cost of our products.

Stainless steel and glass tube are two major raw materials we use, the price of which are subject to market conditions and for which we normally do not have long-term contracts or arrangements with our suppliers.  While these raw materials are generally available and we have not experienced any raw material shortage in the past, there can be no assurance that prices will not rise because of changes in market conditions.  An increase in component or raw material costs relative to our product prices could have a material adverse effect on our gross margins and earnings.

We have to outsource our production to third party manufacturers during the sales peak season due to our limited manufacturing capacity.

Approximately 30% to 40% of our total sales during our peak season are manufactured through an Original Equipment Manufacturer ("OEM") arrangement. Under an OEM arrangement, we contract with other manufacturers to produce our products and authorize these manufacturers to put our brand names or trademarks on these products. There is no assurance that we will continue to find  qualified manufacturers on acceptable terms in the areas where our customers are located and, if we do, there can be no assurance that product quality will continue to be acceptable which could lead to a loss of sales and revenues.

We do not have key man insurance on our President and CEO, Mr. Du, on whom we rely for the management of our business.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Deli Du. The loss of the services of Mr. Du, for any reason, may have a material adverse effect on our business and prospects. There can be no assurance in this regard nor can there be any assurance that we will be able to find a suitable replacement for Mr. Du. We do not carry key man life insurance for any key personnel.

We are responsible for the indemnification of our officers and directors.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us.  This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future.  Such failure could materially and adversely affect our future growth and financial condition.

We do not presently maintain fire, theft, product liability or any other property insurance, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We do not maintain fire, theft, product liability or other insurance of any kind. We bear the economic risk with respect to loss of or damage or destruction to our property and to the interruption of our business as well as liability to third parties for damage or destruction to them or their property that may be caused by our personnel or products. Such liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects. While product liability lawsuits in the PRC are rare, and we have never experienced significant failure of our products, there can be no assurance that we would not face liability in the event of the failure of any of our products.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

The solar hot water industry is subject to rapid technological changes. Our future success will depend on our ability to respond to rapidly changing technologies and improve the product quality. Our failure to adapt to such changes could harm our business. Our future plans to market our products to urban areas require our products to be innovative. If we are slow to develop products and technologies that are attractive to people in these areas, we may not be successful in capturing a significant share of this market.  For example, most of our current products rely on a tubular structure while urban customers prefer a flat plate collector for aesthetic purposes. If we fail to keep up with rapid technological changes to remain competitive in our rapidly evolving industry, our future marketing and expansion may be adversely affected.

Our agents’ deposit may not cover total warranty claims.

We typically offer a three-year warranty coverage for our products.  During the first year of this warranty program, we cover any defects and product malfunctions.  Most of our warranty services are performed by our independent sales agents and distributors in return for a 1-2% discount of the purchase price they pay for our products.  We normally require our new sales agents and distributors to pay us a deposit varying from RMB 5,000 to 20,000 depending on their represented areas, which we believe to certain extent, will ensure their performance of the necessary warranty services.  Although we have not experienced any significant product returns or repairs, there can be no assurance that these sales agents and distributors will perform the warranty services as we require, and if they fail to provide the required warranty services, there can be no assurance that the agents’ deposits will be sufficient to cover all remaining warranty services on the products sold by these sales agents and distributors.

We lease some of the real property on which our business center and exhibition center and other facilities are located and there is no guarantee that our lease will be renewed.

All land in the PRC is owned by the government and cannot be sold to any individual or entity.  Instead, the PRC government grants landholders a “land use right.”  Our business center in Bazhou City and our exhibition center in Beijing are located on the leased land. See Item 2 Description of Property of this report.  Under the lease for the land for the business center at Bazhou City, upon the expiration of the initial lease term and if the lessor decides to continue to lease the land, we have the right of first refusal to renew the lease. Under the lease for the land for the exhibition center at Beijing, the lease is renewable by a three month notice prior to the expiration date. However, there is no assurance that we may renew the lease on acceptable terms.  Any failure by Deli Solar (PRC) to obtain the reasonable renewal of the lease could cause the Company extra expenses and cost for any alternative land and for the reconstruction of the buildings thereon.

Risk Related to Our Industry

A drop in the retail price of conventional energy non-solar alternative energy or any improvement to the rural household’s electricity supply system in the PRC may have a negative effect on our business.

A customer’s decision to purchase our solar power products is primarily driven by the poor electricity supply system in the rural areas of the PRC, as well as the return on investment resulting from the energy savings from our solar power products.  An improvement in the power supply infrastructure in the rural areas of the PRC could adversely affect the demand for our products.  In addition, fluctuations in economic and market conditions that impact the viability of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels could cause the demand for our solar power heaters to decline. Although we believe that current retail energy prices support a reasonable return on investment for our products, there can be no assurance that future retail pricing of conventional energy and non-solar alternative energy will remain at such levels.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

          Our solar power products and their installation are subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters.  We are responsible for knowing the requirements of individual cities and must design equipment to comply with varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our sales would not significantly increase and we would be unable to achieve or sustain profitability.

          The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•

cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•

performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•

capital expenditures by customers that tend to decrease if the PRC or global economy slows down;

•

availability of government subsidies and incentives.

Risks Related to Doing Business in the PRC.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals.  Policies of the PRC government can have significant effects on the economic conditions of the PRC.  The PRC government has confirmed that economic development will follow the model of a market economy.  Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces.  While we believe that this trend will continue, there can be no assurance that this will be the case.  A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain.  Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations.  These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.  We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The solar hot water and renewable energy industry in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for solar hot water heaters and boilers.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth can lead to growth in the money supply and rising inflation.  If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability.  In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  Such an austere policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency.  Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition.  For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Recent PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face.  The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

 SAFE, issued a public notice (“October Notice”) effective from November 1, 2005, which requires registration with SAFE by the PRC resident shareholders of any foreign holding company of a PRC entity.  Without registration, the PRC entity cannot remit any of its profits out of the PRC as  dividends or otherwise; however, it is uncertain how the October Notice will be interpreted or implemented regarding specific documentation requirements for a foreign holding company formed prior to the effective date of the October Notice, such as in our case: Our PRC resident controlling shareholder, Mr. Du, has taken all necessary steps as instructed by the local SAFE branch at Bazhou city to comply with the October Notice by filing a disclosure form regarding his ownership status in us; however, there can be no assurance that such disclosure document will be sufficient.  It is also unclear exactly whether our other PRC resident shareholders must make disclosure to SAFE. While our PRC counsel advised us that only the PRC resident shareholders who receive the ownership of the foreign holding company in exchange for ownership in the PRC operating company are subject to the October Notice, there can be no assurance that SAFE will not require our three other PRC resident shareholders to make disclosure.  In addition, the October Notice requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if shareholder non-compliance will be considered to be a violation of the October Notice by us or otherwise affect us.

In the event that the proper procedures are not followed under the SAFE October Notice, we could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

Our tax current status is uncertain.

Deli Solar (PRC) has, in the past, received favorable tax treatment from the Bazhou Municipal government and has paid only nominal amounts of income tax at the central, provincial and municipal levels.

Pursuant to the relevant laws and regulations in the PRC, Deli Solar (PRC), as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, and thereafter for three years, is entitled to a 50% relief from the PRC enterprise income tax.  Because Deli Solar (PRC) was transformed into a WFOE in March 2005, it should be entitled to the 100% exemption from income taxes in the two-year until March 2007, and then a preferential rate equal to 50% of the tax rate for the following years of its operation from 2007 until 2010.

However, Deli Solar (PRC)’s tax exemption status has not been approved by the local tax authorities and it continues to pay its fixed assessment taxes at its current rate.  Although we anticipate that the final approval from the local tax authority will be granted by the end of April, 2006, it is unclear what the exact commencement date for the tax exemption period is; and if it is deemed as from March 2005, the date on which Deli Solar (PRC) was transformed into a WFOE, it is unclear whether the taxes we paid during the period from March, 2005 to present (albeit nominal) will be refunded and when the tax exemption period actually begins.  Further, once our tax exemption as a WFOE expires, we do not know whether we will continue to receive the relief from taxes that we received in the past. Finally, there can be no assurance that the central government will not audit our previous tax returns and payments and require that we pay additional taxes and penalties in the future which could materially and adversely affect our business and financial condition.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, such as bird flu where all of the Company’s revenue is derived, could have an adverse effect on our operations.  Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of offices that would adversely disrupt our operations.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Because our principal assets are located outside of the United States and two of our directors and nearly all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and some directors in the U.S. or to enforce U.S. court judgment against us or them in the PRC.

Two of our five directors and nearly all of our officers reside outside of the United States. In addition, Deli Solar (PRC), our operating subsidiary, is located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and,  even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.

Risks Related to Our Common Stock.

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates beneficially own approximately 65.73% of our common stock.  Deli Du, our Chief Executive Officer, beneficially owns approximately 51.62% of our Common Stock.  As a result, Mr. Du is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporation transactions including business combinations. Mr. Du’s interests may differ from other stockholders.  Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

We are not likely to pay cash dividends in the foreseeable future.

  We currently intend to retain any future earnings for use in the operation and expansion of our business.  We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary.  In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

There is currently a limited trading market for our common stock.

Our common stock is quoted on the over-the-counter Bulletin Board.  However, our bid and asked quotations have not regularly appeared on the OTC Bulletin Board for any consistent period of time.  There is no established trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDQ Stock Market).  You may be unable to sell your shares due to the absence of a trading market.

Our common stock may be also subject to the "penny stock" rules to the extent that the price drops below $5.00, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale. See item’s, “Market for Common Equity, Related Stockholder Matters and Small Business,” of this report. These requirements may further limit your ability to sell your shares.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.  In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A large number of shares will be eligible for future sale and may depress our stock price.

We filed a registration statement on Form SB-2 on November 2, 2005 with the SEC regarding an offering of 3,952,025 shares of our common stock by the selling stockholders, among which 1,885,719 shares are purchasable upon the exercise of the warrants at the price of $3.85 per share.  As of March 31, 2006, there were 6,205,290 shares of our common stock outstanding.  In addition to the shares covered by the registration statement, approximately 72,544 of these shares are freely tradable without substantial restriction or the requirement of future registration under the Securities Act.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

ITEM 2. DESCRIPTION OF PROPERTY

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right." The following are the details regarding our land use rights with regard to the two pieces of land that we use in our business. The land use rights owned by Deli Du, our CEO, President and Director, have been transferred to us in October 2005 for a price of RMB20,000. The application for the change of the ownership certificate for this piece of land was submitted to Bazhou City National Land Resources Bureau on January 16, 2006. Once the application is approved, the registered owner for this land will be Deli Solar (PRC).

Registered Owner	Location & Deed Number	Usage & Nature	Square Meters	Construction/ Building on Land	Term of Use Right	Transfer Price
Bazhou Deli	Bazhou, Ningnan Village; #98060026	Industrial Transferred Land	10,244.05 Sq. M;	Plant warehouses; accessories room; convention center	50 years (from March 25, 1998 to March 25, 2048)	RMB 615,000 was paid to Langfang Municipal Land Administration Bureau; plus annual land use fee of RMB 5,122
Mr. Deli Du	Eighty Kilometers From Bashou Jinbao Road, North; #20010700405	Office space for Deli Solar (PRC) Granted Land	816 Sq. M;	Office Building; accessories room	50 years (from June 11, 2001 to June 3, 2051)	RMB 20,000 was paid to the Langfang Municipal Land Administration Bureau
Total			11,060.05 Sq. M

We lease 19,140 square meters of land (“Leased Land”) from Bazhou County Credit Union Lianshe Branch ("Credit Union") for an office building pursuant to a 20 year renewal lease at an annual rent of RMB 120,000 commencing May 1, 2003.  The lease is automatically renewable for another 20 year term subject to terms to be negotiated at the expiration of the first 20-year term. We are retaining a majority of the building's usable space for our business and seeking to sublease the rest to parties with business related to ours such as our sales agents, distributors, accessory parts dealers, and after-sales service agents.  We also constructed a business center on the Leased Land. The business center is to be used for show rooms, retail stores, and a distribution center for solar related products and space heating products.

We lease our Beijing office facility of approximately 2,000 square meters at No. 28, Fengtai Bei Road, Fengtai District from Beijing Dajianxia Technology and Trade Co., Ltd. pursuant to a renewable lease commencing October 1, 2005 to August 8, 2011 for an annual rent of RMB370,000 for the first year and RMB400,000 for the second year, and the following years pending a possible increase. We use approximately 1,000 square meters of such facility as an exhibition center to develop our cooperation with the organizations of renewable energy and the companies from the same industry. For example, in December 2005, we entered into a cooperation agreement with China Renewable Project Office of the World Bank (“CRPO”) where we agree to provide a 174 square meters’ exhibition space for the exhibition of the solar energy products recommended by CRPO. We terminated our lease for the Beijing office at 68 An’li Road, Chaoyang District in October 2005.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of securities holders of the Company during the fourth quarter of fiscal year 2005 through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS

ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters.

Our Common stock is quoted on the over-the-counter Bulletin Board under they symbol DLSL.OB

On December 31, 2005, the closing price for the common stock of the Company was $9.00.  The closing prices for the fiscal quarters for fiscal years ended on December 31, 2004 and December 31, 2005 are set forth below:

Quarter Ended

Closing Price

------------------

----------------

03/31/2004

$

0.18

06/30/2004

$

0.12

09/30/2004

$

0.12

12/31/2004

$

0.30

03/31/2005

$

11.70

06/30/2005

$

15.90

09/30/2005

$

6.75

12/31/2005

$

9.00

Some of the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. These prices have been adjusted to give effect to the one-for-six reverse stock split of all issued and outstanding shares of our common stock, which became effective on August 15, 2005.

Since the completion of the Reverse Merger, our common stock has traded sporadically and with high volatility. Consequently, our historical prices may not be an accurate indication of the future prices of our common stock.

As of December 31, 2005, there were 6,205,290 shares of our common stock issued and outstanding, and there were approximately 2,500 holders of record of our outstanding shares. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

The following sets forth recent sales by the Company of unregistered securities during the year ended December 31, 2005:

1. On March 31, 2005, pursuant to the Stock Contribution Agreement, the former shareholders of Deli Solar (BVI) contributed all the shares of capital stock of Deli Solar (BVI), par value U.S.$0.05 per share, in exchange for 4,067,968 shares of common stock of the Company. The exchange qualified as exempt transactions under Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended (The number and the price of shares described in this paragraph has been adjusted to give effect to the one-for-six reverse stock split of all issued and outstanding shares of our common stock, which became effective on August 15, 2005.).

2. On March 31, 2005, pursuant to subscriptions executed by seventeen accredited investors, the Company issued a total of 1,714,290 shares of common stock, accompanied by warrants entitling the warrant holders to purchase ten (10) shares of common stock for each ten (10) shares issued, in private placements qualifying as exempt transactions under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. The total purchase price paid for the common shares and warrants was $6,000,015. The exercise price per share of the individual warrants was $3.85 per share.

Further information regarding these transactions is contained in out Current Report on Form 8-K filed with the SEC on April 6, 2005.

A Registration Statement on Form SB-2 was filed with the SEC to register 3,952,025 on November 2, 2005 and an amendment was filed on February 6, 2006, which has not become effective as of the date of this Report.

Dividend Policy

The payment of dividends, if any, is to be within the discretion of the Company's Board of Directors. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends in the near future.

Dividends, if any, will be contingent upon the Company's revenues and earnings, capital requirements, financial conditions and the ability of Deli Solar (PRC) to obtain approval to get monies out of the PRC. The PRC's national currency, the Yuan, is not a freely convertible currency. Please refer to the risk factors “Governmental control of currency conversion may affect the value of your investment”; “The fluctuation of the Renminbi may materially and adversely affect your investment”; “Recent PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategy.  The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.”

Equity Compensation Plan Information

We do not have any equity compensation plans.

Transfer Agent

The Company's stock transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway, Suite 102, Frisco, TX 75034. Their telephone number is 469-633-0100, and their facsimile is 469-633-0088.

Penny Stock Regulations

The Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. The Company's Common Stock may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements including the notes thereto appearing elsewhere in this Form 10-KSB and other sections of this Form 10-KSB. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. See “Risk Factors” in Item 1 in this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this report.

OVERVIEW

Deli Solar (BVI) is a holding company for Deli Solar Heating Energy Co., Ltd., a limited liability organized under the laws of the PRC (“Deli Solar (PRC)”).  Deli Solar (PRC) was founded in 1997 and is engaged in the business of designing, manufacturing and selling renewable energy systems to produce hot water and for space heating in the PRC.  As a result of the Reverse Merger, the sole business of Deli Solar (BVI) and Deli Solar (USA) is to serve as the direct and indirect holding and management companies of Deli Solar (PRC), respectively.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2005 and December 31, 2004.

Sales and Gross Profit

Sales revenues increased to approximately $15.58 million for the year ended December 31, 2005 as compared to approximately $9.5 million for the prior year, an increase of approximately $6.08 million or 64%. Our revenues increased during the period as a result of continued effort in sales and marketing.  We have recruited more sales agents and expanded our covered sales areas.  The incremental household income, particularly in the rural areas and small and medium size cities, has driven up the demand of our products.  Among the total $15.58 million in sales revenue of 2005, $10.5 million was derived from sales of solar hot water heaters, about an 87% increase as compared to 2004; $5million was derived from sales of coal-fired boilers and space heating products, about a 45% increase as compared to 2004.

Gross profit for the year ended December 31, 2005 was approximately $3.71 million or 24% of revenues as compared to gross profit of approximately $ 2.73 million or 29% of revenues for the prior year. The increase in gross profit resulted primarily from increase in sales. In 2005, we sold nearly one hundred and twenty thousands units of solar water heater products and sixty five thousands units of boiler heater products. The profit margin in 2005 dropped compared with that of last year mainly because of the intensified price competition in the market.

Cost of Sales

Cost of goods sold increased to approximately $11.87 million for the fiscal year ended December 31, 2005, or approximately 75% from approximately $6.77 million in the prior year. The increase was primarily due to increased production driven by increased sales.  We continue to focus on cost control of raw materials. The raw materials supply market is currently a buyer’s market and we believe such status will continue for the next two or three years, which will provide sufficient time for the Company to select the most suitable raw materials in terms of price and quality.

Operating Expenses

Operating expenses increased to $2,389,185 for the year ended December 31, 2005 as compared to $650,834 for the prior year, an increase of $ 1,738,351 or about 267%.

Among the increase of operating expenses, other selling expenses increased to $256,634 from $98,826 for the prior year, an increase of $157,808, or 160%.  Selling expenses other than advertising consisted primarily of promotion activities, transportation expenses, sales agency administration expenses and after-sales services. We had 273 employees and 586 independent selling agents engaged in sales and marketing as of December 31, 2005, as compared to 268 and 515 respectively as of December 31, 2004.

General and administrative expenses were $1,279,714 for the fiscal year ended December 31, 2005, or approximately 8.2% of revenues, as compared to $123,210 or approximately 1.3% of revenues for the fiscal year ended December 31, 2004.  Most of the increase in general and administrative expenses was attributable to the professional service fees we incurred in order to comply with our obligations as a public company and compensation paid to certain top management personnel for one time consulting services provided in the first year of our public listing.

Income from Operations

Operating income totaled $1,319,803 for the year ended December 31, 2005, as compared to operating income of $2,083,256 for the year ended December 31, 2004, a decrease of $763,453 or 37%.

As a percentage of revenues, operating income was 8.47% in 2005 as compared to 22% for the prior year.  The decrease in operating income as a percentage of revenues was substantially due to the increase in general and administrative expenses in 2005.

Income Taxes

The Company did not carry on any business or maintain any branch office in the United States during the year ended December 31, 2005 or the year ended December 31, 2004. Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

Normally at the national level, a Chinese company is subject to enterprise income tax at the rate of 33%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually.  However, pursuant to the relevant laws and regulations of the PRC, Deli Solar (PRC), as a wholly foreign owned enterprise (“WFOE”) in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, and thereafter, is entitled to a 50% tax exemption from the PRC enterprise income tax. Since Deli Solar (PRC) was transformed into a WFOE in March 2005, it should be entitled to the 100% exemption from income taxes in the two-year until March 2007, and then a preferential rate equals to 50% of the tax rate for the following years of its operation from 2007 until 2010; however, Deli Solar (PRC)’s tax exemption status has not been approved by the local tax authorities and it continues to pay its fixed assessment taxes at its current rate. Although we anticipate that the approval from the local tax authority will be granted by the end of April, 2006, it is unclear what the exact commencement date for the tax exemption period is at this stage.

Net Income

Net income was $1,298,974 and the comprehensive income was $1,473,531 in the fiscal year ended December 31, 2005, or 61% and 69.2%, respectively, of that in the fiscal year ended December 31, 2004, primarily due to increased expenses in 2005.

Liquidity and Capital Resources

Since its inception, Deli Solar (PRC) has financed its operation and met capital expenditure requirements primarily through cash flows from operations, bank loans and lines of credit, and equity financing.

Net cash provided by our operating activities was $70,345 and $1,879,479 for the fiscal years ended December 31, 2005 and 2004, respectively. The decrease in net cash provided by operations was due to the increase of our general and administrative expenses to $1,279,714, or approximately 8.2% of revenues for the fiscal year ended December 31, 2005, as compared to $123,210, or approximately 1.3% of revenues for the fiscal year ended December 31, 2004.  Most of the increase in general and administrative expenses was attributable to the professional service fees we incurred in order to comply with our obligations as a public company and compensation paid to certain top management personnel for one time consulting services provided in the first year of our public listing.

In March 2005, we raised $6,000,015 in gross proceeds with cost of issuance totaling $1,348,626, through a private financing by certain non-affiliated accredited investors as part of the Reverse Merger, to meet our liquidity and capital needs. As a result, we paid down our short-term renewal notes from $533,213 as of December 31, 2004 to $130,112 as of December 31, 2005. The notes bear interest at rates ranging from 7.98% to 8.85% and are collateralized by our inventory and buildings. The short-term notes will be due between September and October 2006.  As of December 31, 2005, the Company did not have long term debts.

The company will continue to rely on our cash flows from operations, renewal short-term notes, and proceeds from the private financing to meet our liquidity and capital needs in the next 12 months.

Dividend Policy

We have not paid out any dividends to date.  In determining our dividend policy, our Board of Directors considers factors such as current and long term profitability, committed and potential cash requirements, and our overall financial condition.  We do not anticipate the payment of any dividends in the near future based on the present financial requirements for expansion.  Our future ability to pay dividends while meeting other obligations of the Company depends upon the receipt of dividends or other payments from our operating subsidiary and other holdings and investments.  In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, which include, among other things, restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency, and other regulatory restrictions.

Accounts Receivable

The increase in net trade accounts receivable from $272,369 as of December 31, 2004 to $748,475 as of December 31, 2005 is primarily attributable to the large increase of sales in 2005.  The ratio of accounts receivable to sales revenue increased from 2.9% in 2004 to 4.8% in 2005 and was primarily due to the capital shortage of our sales agents when facing fast increased sales.

Deli Solar (PRC) extends unsecured trade credit to some sales agents and distributors based on factors such as sales volume, historical payment records, credit status and sales potential for the relevant sales periods.  Most new agents and small agents are subject to our standard cash sales policy.

Advances to suppliers

Advances to suppliers were $811,275 in the fiscal year ended December 31, 2005 as compared to $353,044 in 2004, an increase of $458,231 or 130%.  The increase was primarily due to advanced payment to our suppliers to purchase raw materials.  Such payment in advance allowed us to receive competitive prices and guaranteed supplies of our raw materials.

Inventory

Inventories as of December 31, 2005 and December 31, 2004 amounted to $383,183 and $374,904, respectively. In general, our inventory levels are stable as compared to sales because our 2005 credit policy to our sales agents has facilitated the products ordered by the sales agent to be delivered at an earlier time than that in the same period last year.

Accounts Payable

Accounts payable, including trade account payable, other payable and accrued expenses, decreased to $89,375 as of December 31, 2005 from $168,499 as of December 31, 2004.  Most of these accounts are payable within one year.  There are no interest expenses accrued on these accounts.

Cash

The increase in cash and cash equivalent from $1.2 million as of December 31, 2004 to $5.6 million as of December 31, 2005 was primarily from the private placement the Company conducted in March 2005. The Company plans to use the large amount of cash and cash equivalents for potential acquisitions and other investment projects in order to substantially grow the Company’s business.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. Note 3 to the Consolidated Financial Statements describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The areas described below are affected by critical accounting estimates and are impacted significantly by judgments and assumptions in the preparation of the Consolidated Financial Statements. Actual results could differ materially from the amounts reported based on these critical accounting estimates.

Revenue Recognition

Product sales are recognized when the products are delivered to and inspected by customers and title has passed. The Company provides a three-year standard warranty to all of the products it manufactures. Under this standard warranty program, repair and replacement of defective component parts are free of any charge during the first year following the purchase. In the second and third year, customers must pay for the purchase of the replacement parts, but not for repair services. Most of our warranty services are performed by our independent sales agents and distributors in return for a 1-2% discount of the purchase price they pay for our products. Accordingly the Company has recorded no liability for warranty reserve. The Company also allows its sales agents and distributors to return any defective product for exchange.

Allowance for Doubtful Accounts

The Company's business operations are conducted in the People's Republic of China. We extend unsecured trade credit to our relatively large customers according to their sales volume and historical payment records. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2005, the Company expects these assets to be fully recoverable.

Item 7.

  FINANCIAL STATEMENTS

The following table presents selected financial data for the Company on a consolidated basis for the previous two fiscal years ended December 31, 2005 and 2004.

We derived the selected financial data set forth below from the Company's consolidated audited statements of operations for the two fiscal years ended December 31, 2005 and 2004 and the consolidated audited balance sheets as at December 31, 2005 and 2004, each of which is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

For the Fiscal Year ended

                                    December 31,

2005

2004

Gross revenues

$15,577,447

$9,504,394

Income from operations

$1,319,803

$2,083,256

Net income

$1,298,974

$2,129,390

Comprehensive income

$1,473,531

$2,129,390

Total assets

$10,903,506

$5,340,773

Total liabilities

$276,886

$1,070,073

The Company's consolidated audited financial statements for the fiscal years ended December 31, 2005 and 2004, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 11, 2003, we engaged MGB Partners, LLP (“MGB”) and simultaneously dismissed Corbin & Company, LLP as our independent auditor. This change of our independent auditor was approved by our Board of Directors. Corbin & Company, LLP (“C&C”) had not issued any opinion on our financial statements. We are unaware of any past disagreements between us and C&C on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of C&C, would have caused C&C to make reference to the subject matter of the disagreements for the interim financial statements they reviewed. During the Company's two most recent fiscal years and any subsequent interim period prior to the engagement of MGB, neither the Company nor anyone on the Company's behalf consulted with MGB regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event. The Company has authorized C&C to respond fully to all inquiries of MGB.

On June 13, 2005, after the completion of the Reverse Merger, we engaged Child, Sullivan & Company (“CS&C”), a professional corporation of Certified Public Accountants, as our principal independent accountant with the approval of our Board of Directors. Accordingly, we dismissed MGB on the same date. The reason to change our principal independent accountant was based on the fact that our operating company, Deli Solar (PRC), and our subsidiary, Deli Solar (BVI), have been audited by CS&C in the past and it was in our best interests to continue to retain such firm's services. The reports of MGB dated August 27, 2004 for the years ended May 31, 2004 and 2003 and for the period from May 4, 1982 (date of inception) through May 31, 2004 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. In connection with the audit of our financial statements and in the subsequent interim period through the date of dismissal, there were no disagreements with MGB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of MGB, would have caused MGB to make reference to the subject matter of the disagreements in connection with their report. During the period the Company's engaged MGB, neither the Company nor anyone on the Company's behalf consulted with CS&C regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event. The Company has authorized MGB to respond fully to all inquiries of CS&C.

On January 2, 2006, CS&C, our principal accountant changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC (“CVWB”).  As this is viewed as a separate legal entity, we disengaged CS&C as our principal accountant and engaged CVWB, as our principal accountant for the fiscal year ending December 31, 2005 and the interim periods for 2005 and 2006.  The decision to change principal accountants was ratified by our Board of Directors. See the current report on Form 8-K filed with the Commission on January 23, 2006 and is hereby incorporated by reference.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2005. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Our management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The officers and directors of the Registrant as of March 30, 2006, who will serve until our next annual meeting, or until their successors are elected or appointed and qualified, are as follows:

Name

Position

Age

-------------------

-------------------

--------

John D. Kuhns

Director, Chairman

56

Deli Du

President, CEO and Director

Jianmin Li

Treasurer and CFO

37

Kelly Chow

Director

47

Yunjun Luo

Director

70

Ravinder Soin

Director

53

Jing Wang

Secretary

37

Mr. John D. Kuhns was appointed as a Director and chairman of the Board of Directors of the Company on March 31, 2005. Since its founding in 1987 he has been a controlling shareholder, president, CEO, a director and chairman of Kuhns Brothers, Inc., an investment banking firm specializing in providing financing for power technology ventures, and, more recently, manufacturing operations within the PRC. Kuhns Brothers, Inc. owns 100% of Kuhns Brothers Securities Corporation, a broker dealer, registered with the Securities and Exchange Commission, in which Mr. Kuhns is the Chairman. Since 2002 Mr. Kuhns has been a director and chairman of Distributed Power, Inc., a public company that owns electric generating projects. Neither of the foregoing Kuhns companies, nor Distributed Power, Inc. are affiliated with the Company. Mr. Kuhns holds a Bachelor’s degree in sociology and fine arts from Georgetown University, a Master’s degree in fine arts from the University of Chicago and an MBA from the Harvard Business School.

Mr. Deli Du was appointed as a Director, President and CEO of the Company on March 31, 2005. Mr. Du founded Deli Solar (PRC) in 1997 and has been its controlling equity holder, chairman and chief executive officer during the past five (5) years. Since June, 2004 he has also been a director and manager of Deli Solar (BVI).  He is a standing member of the China Solar Energy Utilization Association, the China Efficiency Boiler Association and the Beijing New Energy and Renewable Energy Union.

      Mr. Jianmin Li was appointed as our Treasurer and CFO of the Company on March 31, 2005. Prior thereto, commencing October 21, 2001, he served as Senior Finance Manager for Tianjin Exist Food Co. Ltd., one of the largest distributors of fast food consumer goods in Tianjin, PRC. Mr. Li received a Bachelor’s degree in Economics from the Business College of Beijing Forestry University in 1991 and has completed the MBA program at Katholicke University Leuven Vlerick Management School in Belgium in 2001.

Ms. Jing Wang was appointed as Secretary of the Company in May, 2005 and also acted as an assistant to the President, Mr. Deli Du. Ms. Wang was responsible for our compliance with U.S. securities laws and regulations. Ms. Wang holds a Bachelor’s degree in Architecture from the Beijing Jiao Tong University, a Master’s degree in Real Estate Finance from the University of New South Wales (Australia), a post graduate degree in commerce from the Chinese Academy of Social Sciences, with English studies at ACCL in Sydney, Australia. From March 2002 to February, 2005 she was with Northcroft (Australia) Pty., Ltd., a company engaged in project, cost and risk management analysis, in which she held the position business development manager. Ms. Wang resigned from her position with the Company effective January 31, 2006.

      Mr. Kelly Chow was appointed as a Director in June 2005. Mr. Chow holds a Bachelor’s degree in Arts from the University of Toronto. From 1996 until May, 2005 he was associated with the investment banking firm of Merrill Lynch, Pierce, Fenner & Smith and most recently held the office of vice president. While at Merrill Lynch he was engaged primarily in investments and asset management. Presently Mr. Chow is an independent investor and consultant specializing in U.S.-Chinese business and corporate financial affairs.

      Mr. Yunjun Luo was appointed as a Director of the Company in June 2005. He holds a Bachelor's degree in Pyrology from the Southeast University (PRC) with further studies and research within the PRC at The Academy of Social Sciences (structural mechanics), the Commission of Science, Technology and Industry for National Defense (space satellites) and the Beijing Solar Energy Research Institute (solar heaters). For over five (5) years he has been associated with the Beijing New Energy and Renewable Energy Association, serving as a director and associate professor. He also serves as a director and chief consultant for Ailiyang.

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

      The following are the officers and directors of Deli Solar (PRC) as of the date of this report:

Name

Positions

Age

---------------

----------------------------

-----

Deli Du

Chairman and Director

41

Yunjin Luo

Director

70

Hao Dong

CEO

31

Xueling Wu

Controller

25

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

AUDIT COMMITTEE FINANCIAL EXPERT

      The full Board of Directors of the Company currently serves as its audit committee. The Board of Directors does not currently have an audit committee "financial expert" as defined under Rule 401(e) of Regulation S-B. The Board of Directors is in the process of searching for a suitable candidate for this Board position.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, and to date, all Section 16(a) filing requirements applicable to its insiders were complied with.

CODE OF ETHICS

      We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year 2006.

ITEM 10.  EXECUTIVE COMPENSATION

      The following is a summary of the compensation paid by the Company to its CEO and two most highly compensated officers for the three years ended December 31, 2005.

ANNUAL COMPENSATION						LONG TERM COMPENSATION

						Awards		Payouts

					Other	Restricted	Securities
					Annual	Stock	Underlying		All
		Year			Compen-	Awards	Options/	LTIP	Other
Name	Position	Ended	Salary($)	Bonus($)	sation($)	$	SARS	Payouts	Compensation
Deli Du (1)	CEO	12/31/2005	$80,000	0 0	0	0	0	0	0
		12/31/2004	N/A		0	0	0	0	0
		12/31/2003	N/A	0	0	0	0	0	0
Jianmin Li (2)	CFO	12/31/2005	$30,000	0	0	0	0	0	0

		12/31/2004	N/A	0	0	0	0	0	0
		12/31/2003	N/A	0 0	0	0	0	0	0
Jing Wang (3)	Secretary	12/31/2005	$30,000		0	0	0	0	0
		12/31/2004	N/A	0	0	0	0	0	0
		12/31/2003	N/A	0	0	0	0	0	0

(1)   Starting from March 31, 2005, Mr. Du received a salary from the Company at the annual rate of $80,000.

(2)   Starting from March 31, 2005, Mr. Li receives a salary from the Company at the annual rate of $30,000.

(3)   From May 2005 to January 31, 2006, Ms. Wang received a salary at the annual rate of $30,000.

Our standard arrangement with the directors of the Company provides that we pay each director an annual compensation in the amount of $20,000 for serving as a director of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The following table sets forth certain information with respect to the beneficial ownership of the voting securities by (i) any person or group with more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group, as of March 31, 2006.

	Name and	Amount and
Title of	Address of	Nature of Beneficial	Percent of
Class	Beneficial Owner	Owner	Class (a)

Common Stock	Lake Street Fund L.P. C/o Wedbush Morgan Securities Attn: Carmen Rivera Clearance Dept 1000 Wilshire Blvd. Los Angeles, CA 90017	514,280(1)	7.96%

Common Stock	Lagunitas Partners L.P. C/o Gruber McBaine 50 Osgood Place San Francisco, CA 94133	340,000(1)	5.33%

Common Stock	Lynk Capital Partners Limited Attn: David Moy Tung Chai Building, Rm 1001 86-90 Wellington Street Central, Hong Kong	481,440(1)	7.47%

Common Stock	MidSouth Investor Fund L.P. C/o Heidtke Inc. 201 4th Avenue North, Suite 1950 Nashville, TN 37219	342,860(1)	5.37%

Common Stock	Yousu Lin No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	240,000(2)	3.87%(2)

Common Stock	Yunchun Wang No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	320,000(2)	5.16%(2)

Common Stock	Qian Wang No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	240,000(2)	3.87%(2)

Common Stock	Deli Du (3), President, CEO No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	3,202,886(2)	51.62%(2)

Common Stock	John D. Kuhns, Director c/o The Farm House Chairman, and 558 Lime Rock Road Lakeville, CT 06039	75,851(4)	1.22%

Common Stock	Kelly Chow Director c/o The Farm House 558 Lime Rock Road Lakeville, CT 06039	0	0

Common Stock	Yunjun Luo, Director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0

Common Stock	Ravinder Soin, Director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0

Common Stock	All Directors and Officers of the Company as a group	4,078,737	65.73%

      (a)   As of March 31, 2006 we had 6,205,290 outstanding shares. In determining the percent of common stock owned by a

            Stockholder on March 31, 2006, (a) the numerator is the number of shares of common stock beneficially owned by such

            Stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the warrants held by such Stockholder, and (b) the denominator is the sum of

            (i) the total 6,205,290 shares outstanding on March 31, 2006, and

            (ii) the total number of shares underlying the warrants, which each of the Stockholders has the right to acquire within 60 days upon the exercise of its warrants.

      (1)   Includes shares that may be acquired upon exercise of warrants. Each warrant entitles the holder to purchase 10 shares of our common stock (increased from the original 8 shares to 10 shares in August

            2005) at the exercise price of $3.85 per share at any time within the five year period commencing March 31, 2005.

      (2)   On March 31, 2005, Messrs. Yousu Lin, Yunchun Wang, Qian Wang and

            Deli Du acting in concert, acquired beneficial ownership of a total of 4,002,886 shares of the Company's Common Stock. For purpose of

            Section 13(d)(3) of the Exchange Act, they may be considered collectively as a "group", and thus each the beneficial owner of the entire 4,002,886 shares. The percentage of ownership of the group as a whole is 64.51%. All of the shares owned by Yousu Lin, Yunchun

            Wang, and Qian Wang, and most of the shares owned by Deli Du,

            totaling 4,000,000 shares, are subject to a 12-month lock up agreement, commencing from March 31, 2005.

      (3)   As a closing condition to the unit purchase agreement under which the seventeen Stockholders identified as Accredited

            Investors subscribed their shares from the Company in the private placement transaction closed on March 31, 2005, Mr. Du agreed to place 10% of his equity interest in the Company (approximately

            320,289 shares) into escrow for the benefit of the Accredited

            Investors in the event we fail to attain specified levels of net income.

      (4)   Includes 20,763 warrants to Mr. Kuhns and 52,907 warrants to Kuhns

            Bros. & Co., Inc., each warrant entitles the holder to purchase one share of the Company's Common Stock at $3.85 per share at any time within the ten-year period commencing from March 31, 2005. Mr.

            Kuhns, one of our Directors, is the Chairman and 45% shareholder of

            Kuhns Brothers, Inc., which is the holding company for its 100%

            subsidiaries, Kuhns Bros. & Co., Inc. and Kuhns Brothers Securities

            Corporation. The shares held by Mr. Kuhns and the shares issuable to

            Mr. Kuhns upon the exercise of his warrants are subject to a one-year lock up agreement commencing from March 31, 2005.

      Except for the disclosure made above, the Company knows of no other beneficial owners (as a group or otherwise) of more than five percent (5%) of the Company's shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Under an engagement agreement, Kuhns Brothers, Inc. through its 100% subsidiaries, Kuhns Brothers Securities Corporation, and Kuhns Bros. & Co. Inc., rendered investment banking and financing services to Deli Solar (PRC), during the year ended December 31, 2005. Kuhns Brothers, Inc. is 45% owned by John D. Kuhns, the Chairman of our Board of Directors. In return for these investment banking and financing services rendered by Kuhns Brothers, Inc., we paid it $150,000 and a financing fee of $574,802, plus 121,342 shares of our common stock, along with warrants to purchase 171,429 shares of our common stock at $3.85 per share at any time prior to March 30, 2015. Under the engagement agreement, Kuhns Brothers, Inc. will also be entitled to a fee equals to 9% of the proceeds from exercise of the warrants held by the seventeen Accredited Investors. In addition we have entered into an agreement, dated April 1, 2005, with Kuhns Brothers, Inc. to render financial advisory and consulting services to the Company and its subsidiaries for the period ending December 31, 2005, for which Kuhns Brothers, Inc. is paid $10,000 per month commencing April 1, 2005.

      Pursuant to a Consultancy Agreement dated June 2005 between Deli Solar (PRC) and AUS Renewable Energy Ltd., a Hong Kong company controlled by our director, Ravinder Soin, Deli Solar (PRC) retained Mr. Soin as its consultant to assist the Company to market its products and services outside of China for an annual consulting fee of U.S.$60,000, payable on a bimonthly basis. Under the agreement, we are obligated to reimburse Mr. Soin for certain travel and transportation expenses associated with the consulting services.

      We entered into a stock purchase agreement, dated February 24, 2005, with the shareholders of Ailiyang. in which one of our directors held more than 80% of its capital stock. Pursuant to the agreement, we purchased all of the stock of Ailiyang from the Ailiyang Shareholders for a total purchase price of RMB 500,000. We completed the acquisition of Ailiyang on November 21, 2005, and Ailiyang is now a wholly owned subsidiary of Deli Solar (PRC) and its sole business is to serve as a distributor of Deli Solar (PRC).

      Mr. Deli Du, our Director, CEO and president, borrowed a total of $406,498 in 2004, which was reflected as part of our accounts receivable as of December 31, 2004.  As of the date of this Report, Mr. Deli Du has repaid all of his borrowings from us.

ITEM 13. EXHIBITS

3.1   Certificate of Incorporation, includes all amendments and restatements, is hereby incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 filed by the Company with the SEC on November 2, 2005.

3.2-1 Bylaws, is hereby incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed with the by the Company with the SEC in August 1983.

3.2-2 Amendment to Bylaws dated October 17, 2005, is hereby incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 filed by the Company with the SEC on March 26, 2001.

4.1   Common Stock Specimen

4.2   Form of Warrant, is hereby incorporated by reference to Exhibit 4.2 to the registration statement on Form SB-2 filed by the Company with the SEC on November 2, 2005.

10.1  Stock Contribution Agreement, dated March 28, 2005, entered into by and between the Company and Deli Du, is hereby incorporated by reference to Exhibit A to Schedule 13D filed by the Company with the SEC on April 18, 2005.

10.2  Stock Purchase Agreement, dated March 30, 2005, by and among Deli Du, Halter Capital Corporation, and the Company, is hereby incorporated by reference to Exhibit B to Schedule 13D filed by the Company with the SEC on April 18, 2005.

10.3  Form of Unit Purchase Agreement, is hereby incorporated by reference to Exhibit 10.3 to the registration statement on Form SB-2 filed by the Company with the SEC on November 2, 2005.

10.4  Form of Engagement Agreement is hereby incorporated by reference to Exhibit 10.4 to the registration statement on Form SB-2 filed by the Company with the SEC on November 2, 2005.

10.5  Form of Lock Up Agreement between the Company and the members of the Financial Advisor Group is hereby incorporated by reference to Exhibit 10.5 to the registration statement on Form SB-2 filed by the Company with the SEC on November 2, 2005.

10.6  Summary of Land Purchase Agreement by and between Deli Solar (PRC) and Deli Du, is hereby incorporated by reference to Exhibit 10.6 to the amended registration statement on Form SB-2 filed by the Company with the SEC on February 6, 2006.

10.7  Form of Registration Rights Amendment, is hereby incorporated by reference to Exhibit 10.8 to the registration statement on Form SB-2 filed by the Company on November 2, 2005.

21.1  List of subsidiaries.

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

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following tables set forth the fees billed to us for the periods covered by this report by our accountants:

Audit and Non-Audit Fees Paid to MGB Partners, LLP

Fiscal Year Ended

Fiscal Year Ended

December 31, 2005

December 31, 2004

Audit Fees

$None

$8,000

Audit-Related Fees(1)

 $1,500

$6,000

Tax Fees

None

None

All Other Fees

None

None

(1) All audit related fees paid to MGB Partners, LLP are related to review of the financial statements due for periodic reports. In addition, the Company paid MGB Partners, LLP $5,000 audit related fees on January 25, 2006 for the reviewing of the Company’s amendment to the registration statement filed on February 6, 2006, which incorporates MGB Partners, LLP’s report relating to the Company’s financial statements for the period May 4, 1982 (date of inception) through May 31, 2004.

Audit and Non-Audit Fees Paid to Our Current Auditor, Child, Van Wagoner & Bradshaw, PLLC and its predecessor firm, Child, Sullivan & Company:

Fiscal Year Ended

Fiscal Years Ended

December 31, 2005

December 31, 2004

Audit Fees

$35,000

$40,000

Audit Related Fees

None

None

Tax Fees

None

None

All Other Fees

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELI SOLAR (USA), INC.

Date: April 12, 2006

/s/ Deli Du____________

By:  Deli Du,

Chief Executive Officer and President (principal executive officer)

/s/ Jianmin Li__________

By: Jianmin Li

Chief Financial Officer (principal financial officer and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Deli Du___________

April 12, 2006

By: Deli Du, Director

/s/  John D. Kuhns_ _____

April 12, 2006

John D. Kuhns, Director

/s/_Kelly Chow________

April 12, 2006

Kelly Chow, Director

/s/_Yunjun Luo________

April 12, 2006

Yunjun Luo, Director

/s/ _Ravinder Soin_

April 12, 2006

Ravinder Soin, Director

F-1

Deli Solar (USA), Inc.

Consolidated Financial Statements

For the Year Ended December 31, 2005

Child, Van Wagoner & Bradshaw, PLLC

A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS

5296 S Commerce Dr., Suite 300, Salt Lake City, UT 84107                     PHONE: (801) 281-4700  FAX: (801) 281-4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Deli Solar (USA), Inc.

We have audited the accompanying consolidated balance sheets of Deli Solar (USA), Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deli Solar (USA), Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 16, 2006

DELI   SOLAR (USA), INC.

Consolidated Balance Sheets

	December 31,
		Restated
Assets	2005	2004
Current assets
Cash and cash equivalents	$ 5,629,168	$ 1,241,808
Trade accounts receivable	748,475	272,369
Allowances for doubtful accounts	(193,630)	(88,600)
Net trade accounts receivable	554,845	183,769
Advances to suppliers	811,275	353,044
Prepaid expenses	44,783	-
Related party receivable	37,856	556,493
Inventories	383,183	374,904

Total current assets	7,461,110	2,710,018

Property, plant and equipment
Buildings	3,175,994	1,575,401
Machinery and equipment	43,335	42,236
Vehicles	106,636	61,474
Computer equipment	26,197	5,818
Office equipment	6,976	3,512
Construction in progress	159,356	980,208
Total	3,518,494	2,668,649
Accumulated depreciation	(228,986)	(124,096)
Net property, plant and equipment	3,289,508	2,544,553

Receivables - employees	82,090	18,116
Prepaid land lease	70,798	68,086
Total other assets	152,888	86,202

Total assets	$ 10,903,506	$ 5,340,773

See notes to financial statements.

DELI SOLAR (USA), INC.

Consolidated Balance Sheets (Continued)

	December 31,
		Restated
Liabilities and Stockholders' Equity	2005	2004
Current liabilities
Trade accounts payable	$ 89,375	$ 168,499
Other payables	-	81,746
Accrued expenses	1,733	213,781
Related party payable	50,045	60,386
Deposits	5,621	12,448
Short-term notes payable	130,112	533,213

Total current liabilities	276,886	1,070,073

Stockholders' equity
Preferred stock: par value $.001; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: par value $.001; 66,666,667 shares authorized, 6,205,290 and 4,431,000 shares issued and outstanding	6,205	4,430
Additional paid in capital	5,705,574	824,960
Retained earnings	4,740,284	3,441,310
Accumulated other comprehensive income	174,557	-

Total stockholders' equity	10,626,620	4,270,700

Total liabilities and stockholders' equity	$ 10,903,506	$ 5,340,773

See notes to financial statements.

DELI   SOLAR (USA), INC.

Consolidated Statements of Operations and Comprehensive Income

	Year ended Dec 31, 2005	Restated Year ended Dec 31, 2004
Sales revenues	$ 15,577,447	$ 9,504,394
Cost of goods sold	11,868,459	6,770,304

Gross profit	3,708,988	2,734,090

Operating expenses
Advertising	646,667	249,084
Other selling expenses	256,634	98,826
Salaries and benefits	191,539	170,008
Depreciation	14,631	9,706
Other general and administrative	1,279,714	123,210
Total operating expenses	2,389,185	650,834

Net operating income	1,319,803	2,083,256

Other income (expense)
Interest expense	(20,829)	(4,014)
Other	-	50,148
Total other income (expense)	(20,829)	46,134

Net income before taxes	1,298,974	2,129,390

Taxes	-	-

Net income	$ 1,298,974	$ 2,129,390

Foreign currency translation adjustment	174,557	-

Comprehensive income	$ 1,473,531	$ 2,129,390

Basic earnings per share	$ 0.23	$ 0.48
Denominator for basic EPS	5,732,616	4,431,000

Fully diluted earnings per share	$ 0.17	$ 0.48
Denominator for diluted EPS	7,558,335	4,431,000

See notes to financial statements.

DELI SOLAR (USA), INC.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		Other
	Common	Common	Paid in	Retained	Comprehensive
Balances at:	Shares	Stock	Capital	Earnings	Income	Totals

Restated: January 1, 2003	4,431,000	$4,430	$816,826	$1,467,716	$-	$2,288,972

Contributed capital			8,134			8,134

Net Income- restated	-	-	-	2,129,390	-	2,129,390

Dividend paid	-	-	-	(155,796)	-	(155,796)

Restated: December 31, 2004	4,431,000	4,430	824,960	3,441,310	-	4,270,700

Shares issued:private placement	1,714,290	1,715	5,998,300	-	-	6,000,015

Cost of issuance			(1,348,626)			(1,348,626)

Warrants exercised	60,000	60	230,940	-	-	231,000

Net income				1,298,974	-	1,298,974

Foreign currency	-	-	-	-	174,557	174,557

Balance: December 31, 2005	6,205,290	$6,205	$5,705,574	$4,740,284	$174,557	$10,626,620

See notes to financial statements.

DELI   SOLAR (USA), INC.

Consolidated Statements of Cash Flows

	Year ended
	December 31,
		Restated
	2005	2004
Cash flows from operating activities:
Net income	$1,298,974	$2,129,390
Adjustments to reconcile net income
to net cash provided by operations:
Depreciation and amortization	100,171	31,471
Provision for allowance on accounts receivable	105,030	3,598
Loss on disposal of fixed assets	-	3,971
Combine entity under common control	-	8,134
Changes in operating liabilities and assets:
Trade accounts receivable	(476,106)	(63,572)
Advance to suppliers	(458,231)	(323,864)
Prepaid expenses	(44,783)	-
Inventories	(8,279)	(14,164)
Receivables – employees	(63,975)	(18,116)
Prepaid land lease	(2,711)	1,485
Trade accounts payable	(79,124)	129,157
Other payables	(81,746)	(16,483)
Accrued expenses	(212,048)	1,525
Deposits	(6,827)	6,947
Net cash provided by operations	70,345	1,879,479

Cash flows from investing activities:
Purchases of property, plant and equipment	(845,126)	(1,421,332)
Net cash used in investing activities	(845,126)	(1,421,332)

Cash flows from financing activities:
Proceeds from short-term notes payable	(403,101)	243,359
Capital contribution received from shareholders	4,882,389	-
Related party receivables	518,637	(473,397)
Related party payables	(10,341)	60,385
Payment of dividends	-	(155,796)
Net cash provided by (used in) financing activities	4,987,584	(325,449)

Effect of rate changes on cash	174,557	-

Increase in cash and cash equivalents	4,387,360	132,698

Cash and cash equivalents, beginning of period	1,241,808	1,109,110
Cash and cash equivalents, end of period	$5,629,168	$1,241,808

Supplemental disclosures of cash flow information:
Interest paid in cash	$20,884	$56,006
Income taxes paid in cash	$-	$-

See notes to financial statements.

DELI SOLAR (USA), INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

1.   Nature of operations

Deli Solar (USA) Inc. was incorporated in the State of Nevada on March 21, 1983 as Meditech Pharmaceuticals, Inc. (“Meditech”). In late 2004, the Board of Directors of Meditech contemplated a strategic alliance with Deli Solar (BVI). In contemplation of the alliance, the Board of Directors resolved to spin off Meditech's drug development business to the shareholders of Meditech of record on February 17, 2005, through a pro rata distribution in the form of a stock dividend. The acquisition of Deli Solar (BVI) was accounted for as a recapitalization of Deli Solar (BVI).

Deli Solar (BVI) was formed in June, 2004 in the Territory of the British Virgin Islands. On August 1, 2004, Deli Solar (BVI) purchased Deli Solar (PRC), a corporation duly organized under the laws of the People’s Republic of China (“PRC”) from Messrs. Deli Du, Xiao'er Du, and Xiaosan Du for RMB 6,800,000. As a result of this transaction, Deli Solar (PRC) became a wholly-foreign owned enterprise ("WFOE") under PRC law on March 30, 2005. This acquisition was accounted for as a transfer of entities under common control.

Deli Solar (PRC) was incorporated on August 19, 1997 under the laws of the PRC. In the PRC, Ltd, or Limited, is equivalent to Inc, or Incorporated, in the United States (“US”).

The result of the above transactions is that Deli Solar (BVI) is now our direct, wholly-owned subsidiary and Deli Solar (PRC) remains a wholly-owned subsidiary of Deli Solar (BVI).

On November 21, 2005 Deli Solar (PRC) acquired Ailiyang Solar Energy Technology Co., Ltd. (“Ailiyang”), an entity formerly controlled by the owners of Deli Solar (PRC). The transaction was accounted for as a transfer of entities under common control.

In January 2006, the Company formed a new 100% owned subsidiary in the PRC known as Beijing Deli Solar Technology Development, Ltd. This entity has not yet begun operations.

Deli Solar (PRC) designs, manufactures and sells solar hot water heaters, coal-fired boilers and space heating products within the PRC.

2.   Basis of Presentation

The consolidated financial statements include the accounts of Deli Solar (USA), Inc., Deli Solar (BVI), Deli Solar (PRC) and Ailiyang. All material intercompany accounts and transactions have been eliminated in consolidation.

DELI SOLAR (USA), INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

2.   Basis of Presentation (continued)

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of the Deli Solar (PRC), which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP. These statements have been retroactively restated to show the effects due to the consolidation of a Ailiyang (see note 10), a recapitalization effected on March 31, 2005, wherein the Company assumed the capital structure of Meditech Pharmaceuticals, Inc. and a 1:6 reverse stock split that was effected on August 15, 2005.

3.   Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by Deli Solar (PRC) are limited by certain statutory regulations in the PRC. No dividends may be paid by Deli Solar (PRC) without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

DELI SOLAR (USA), INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

3.   Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks. Cash deposits in PRC and BVI banks are not insured by any government agency or entity. Cash deposits in US banks are guaranteed by the Federal Deposit Insurance Corporation to a maximum of $100,000. At December 31, 2005 the Company had $2,085,795 in a single US bank.

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. Management reviews past due accounts on a regular basis and determines collectibility based on a customer’s current financial condition and recent payment history, and the Company’s success in recent collection efforts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable.

Inventories

Inventories consist of raw materials and low cost consumables for the construction of the Company’s products, as well as finished goods.  The inventories are valued at the lower of cost or market using the first-in, first-out method.  Impairment and changes in market value are evaluated on a per item basis. If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value.  Provision for potential obsolete or slow moving inventory is made based on analysis of inventory levels, age of inventory and future sales forecasts. Inventories consisted of the following:

		Restated
	2005	2004

Raw Material	103,543	38,148
Consumables	6,138	14,394
Finished goods	273,502	322,362
Total	$383,183	$374,904

DELI SOLAR (USA), INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

3.   Summary of Significant Accounting Policies (continued)

Property, Plant, and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets. Amortization of leasehold improvements is calculated on a straight-line basis over the life of the asset or the term of the lease, whichever is shorter.  Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred.  Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.  Depreciation related to property and equipment used in production is reported in cost of sales.  Property and equipment are depreciated over their estimated useful lives as follows:

Buildings

6 - 50 years based on the land lease term.

Machinery and equipment

10 years

Vehicles

7 years

Computer equipment

3 years

Office equipment

7 years

During 2005, the Company has completed its construction in progress for use as a warehouse and for additional operating capacity. During the years ended December 31, 2005 and 2004, respectively, the Company capitalized interest, related to the new building under construction, totaling approximately $2,837 and $55,963. The capitalized interest is included in construction in progress before being reclassified to building on the balance sheet upon completion. Part of the property is collateralized by a short-term loan.

Depreciation expense for the years ended December 31, 2005 and 2004 was $100,171 and $31,471, respectively of which $85,540 and $21,765 were included in cost of goods sold.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

DELI SOLAR (USA), INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

3.   Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants. The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

		Restated	Effect of
	2005	2004	Restatement
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$1,298,974	$2,129,390	$(7,635)

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	5,732,616	4,431,000	4,431,000
Add: dilutive equity securities outstanding	1,825,719	-	-
Denominator for diluted EPS	7,558,335	4,431,000	4,431,000

EPS – Basic	$0.23	$0.48	$-
EPS – Diluted	$0.17	$0.48	$-

Revenue Recognition

Revenue is recognized when the customer takes delivery of products subject to pre-existing terms, conditions and pricing, and when the Company reasonably expects that the amount invoiced to the customer is fully collectible.

Advertising Expenses

Advertising costs are expensed as incurred.  Advertising expense amounted to $646,667 and $249,084 for the years ended December 31, 2005 and 2004, respectively.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in US dollars. The functional currency is the Renminbi (“RMB”) of the PRC. The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

DELI SOLAR (USA), INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

3.   Summary of Significant Accounting Policies (continued)

Foreign Currency and Comprehensive Income

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC’s government. We use the Closing Rate Method in currency translation of the financial statements of Deli PRC.  The financial statements are translated into US dollars from RMB at an exchange rate of 8.07 RMB to one U.S. Dollar for assets and liabilities, and weighted average exchange rates (8.19:1) for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

Historically, the Company has recorded no income taxes and no deferred taxes because it paid a fixed tax as assessed, and annually adjusted, by the State Administration of Taxation of Bazhou and Bazhou Local Taxation Bureau. Therefore, there was no income tax, per se, and there were no temporary differences in assets or liabilities.

Pursuant to the laws and regulations in the PRC, Deli Solar (PRC), as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year.

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

DELI SOLAR (USA), INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

3.   Summary of Significant Accounting Policies (continued)

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

4. Advances to Suppliers

Advances to suppliers represent the cash paid in advance for purchasing raw materials or inventory.

5. Receivable - employees

All amounts due from employees are unsecured, interest free, and have no fixed payment terms.

6.   Prepaid Land Lease

According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government.  Accordingly, the Company paid in advance for the land leases of its buildings. Prepaid land leases are being amortized and recorded as lease expense using the straight-line method over the leases term of 20 to 50 years. Prepaid land lease for the years ended December 31, 2005 and 2004 was $70,798 and $68,086, respectively.

7.   Short-Term Notes Payable

Short-term notes payable consist of renewable notes. The notes bear interest at rates ranging from 7.98% to 8.85%, are collateralized by the Company’s inventory and building, and fall due between September and October 2006

8.   Related Party Receivable and Payable

Receivable from related parties represents amounts advanced to one of the Company’s directors. The balance as of December 31, 2005, and 2004, respectively, was $37,856 and $556,493. Related party payable represents compensation or reimbursements owed to the directors. The balance as of December 31, 2005 and 2004 was $50,045 and $60,386.

DELI SOLAR (USA), INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

9.   Leases

The Company leases land and buildings under non-cancelable lease arrangements accounted for as operating leases. One of the leases is a fifty year lease (see note 6) and the other, which was not paid in advance, is a twenty year lease.  Rent expense under non-cancelable leases was $3,414 and $13,901 during the years ended December 31, 2005 and 2004, respectively.

Future minimum lease payments of lease obligations are as follows:

2006	$14,500
2007	14,500
2008	14,500
2009	14,500
2010	14,500
Thereafter	193,229
$265,729

10. Common Stock

On March 30, 2005, the Company issued 4,067,968 shares of its common stock in the recapitalization transaction with Deli Solar (BVI).

On March 30, 2005, the Company issued 1,714,290 shares of its common stock at $3.50 per share in a private placement transaction along with five year warrants to purchase 1,714,290 additional common shares at $3.85 per share. Gross proceeds to the Company totaled $6,000,015 and costs of issuance totaled $1,348,626.

On March 30, 2005, in conjunction with the recapitalization and private placement, the Company issued five year warrants to purchase 171,429 common shares at $3.85 per share to financial advisers and others. No share-based compensation expense was recorded, as management determined this transaction to be a cost of issuance.

On August 15, 2005 the Company effected a 1:6 reverse stock split. Fractional shares were rounded up the nearest whole share. These financial statements have been retroactively restated to give effect to the reverse split for all periods presented. Immediately prior to the reverse stock split there were 36,850,379 common shares outstanding and following the split there were 6,145,290 shares outstanding.

In October 2005, the Company issued 60,000 shares of its common stock in exercise of warrants.

DELI SOLAR (USA), INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

11. Warrants

On March 30, 2005, in conjunction with a private placement sale of common stock the Company issued five year warrants to purchase 1,714,290 shares of common stock at a price of $3.85 per share to investors, and equivalent warrants to purchase 171,429 shares of common stock to financial advisors and others. Stock warrant transactions are summarized in the following table.

	Warrants
	2005	2004
Outstanding - beginning of year	-	-
Granted	1,885,719	-
Exercised	60,000	-
Forfeited	-	-
Outstanding - end of year	1,825,719	-

Shares exercisable - end of year	1,825,719	-

The following table provides certain information with respect to the above-referenced stock warrants outstanding and exercisable at December 31, 2005:

	Number		Weighted	Weighted
	Outstanding and	Exercise	Average	Average
	Exercisable	Price Range	Exercise Price	Life in Years
Warrants	1,825,719	$3.85	$3.85	4.2

12. Business Combinations between Entities under Common Control

The Company entered into a stock purchase agreement, dated February 24, 2005, with Ailiyang Solar Energy Technology Co., Ltd. ("Ailiyang"), one of the Company distributors.  Ailiyang was formed on July 28, 1997 as a limited liability company in the PRC and was owned by one of the Company’s directors and his family (collectively, "Ailiyang Shareholders"). Pursuant to the agreement, the Company purchased all of the stock of Ailiyang from the Ailiyang Shareholders for a total purchase price of RMB 500,000. The Company completed the acquisition of Ailiyang on November 21, 2005, and Ailiyang is now a wholly owned subsidiary of Deli Solar (PRC) and its sole business is acting as a distributor for Deli Solar (PRC)’s products.

The acquisition was accounted for as a transfer of entities under common control. Accordingly, the operations of Ailiyang for the year ended December 31, 2005 and 2004 are included in the consolidated statements as if the transaction had occurred at the beginning of the first period presented, each account stated at its historical cost. In this regard, the prior year’s financial statements and financial information has been restated to combine the previously separate entities to furnish comparative information. The results of the restatement on operations were to decrease net income for the year ended December 31, 2004 by $7,635, to increase additional paid-in capital by $8,134.

DELI SOLAR (USA), INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

13.   Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management believes the chances of such an obligation arising are remote.

14.  Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company expects that the Statement will have no material impact on its consolidated financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), “Share-Based Payment”. As the Company has not traditionally paid compensation through the issuance of equity securities, no impact is expected on its consolidated financial statements.

DELI SOLAR (USA), INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

14.  Recent Accounting Pronouncements (continued)

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

(“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2004, the Emerging Issues Task Force of the FASB came to a consensus regarding EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”. The consensus of the task force is that the equity method of accounting is to be used for investments in common stock or in-substance common stock, effective for reporting periods beginning after September 15, 2004.

In December 2004, the FASB issued Statement No. 153, “Exchange of Non-Monetary Assets”. SFAS No. 153 confirms that exchanges of nonmonetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of nonmonetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company believes that the application of SFAS No. 153 will have no significant impact on the financial statements, as the Company has no immediate plans for the exchange of nonmonetary assets.

DELI SOLAR (USA), INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

14.  Recent Accounting Pronouncements (continued)

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

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that the application of SFAS No. 151 will have no significant impact on the consolidated financial statements.

Exhibit 4.1

APR-12-2006 17:32 SECURITIES TRANSFER CORP 469 633 0088 P.02

DELI SOLAR (USA), INC.

NUMBER

INCORPORATED UNDER THE LAWS OF THE STATE OF NEVADA

COMMON STOCK

SHARES

CUSIP 24688L 10 2

SEE REVERSE FOR
CERTAIN DEFINITIONS

This certifies that

is the owner of

FULLY PAID AND NON-ASSESSABLE SHARES OF THE COMMON STOCK, $0.001 PAR VALUE, OF

DELI SOLAR (USA), INC.

(hereinafter called the "Corporation"), transferable on the books of the Corporation by the holder hereof in person or by duly authorized attorney, upon surrender of this Certificate properly endorsed. This Certificate and the shares represented hereby are issued and shall be held subject to all the provisions of the Certificate of Incorporation, as amended, and the Bylaws of the Corporation,as amended (copies of which are on file at the office of the Transfer Agent), to all of which the holder of this Certificate by acceptance hereof assents. This Certificate is not valid unless countersigned and registered by the Transfer Agent. Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

Date:

SECRETARY

DELI SOLAR (USA), INC. CORPORATE SEAL NEVADA *

PRESIDENT

Countersigned:
SECURITIES TRANSFER CORPORATION
P.O. Box 701629
Dallas, Tx. 75370

By:

TRANSFER AGENT - AUTHORIZED SIGNATURE

TOTAL P.02

Exhibit 21.1

LIST OF SUBSIDIARIES

Name

Percentage Owned

Deli Solar (BVI)

100%

Deli Solar (PRC)

100% (by Deli Solar (BVI))

Beijing Ailiyang Solar Energy Technology Co., Ltd.

100% (by Deli Solar (PRC))

Exhibit 31.1

CERTIFICATION

I, Deli Du, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Deli Solar (USA), Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the full board of directors of the small business issuer:

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:

April 12, 2006

/s/ Deli Du____________

By:  Deli Du,

Chief Executive Officer and President (principal executive officer)

 Exhibit 31.2

CERTIFICATION

I, Jianmin Li, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Deli Solar (USA), Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the full board of directors of the small business issuer:

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:   April 12, 2006

/s/ Jianmin Li__________

By: Jianmin Li

Chief Financial Officer (principal financial officer and accounting officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in his capacity as an officer of Deli Solar (USA), Inc. (the “Company”), for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)

The Annual Report of the Company on Form 10-KSB for the fiscal year ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

 April 12, 2006

/s/ Deli Du____________

By:  Deli Du,

Chief Executive Officer and President (principal executive officer)

/s/ Jianmin Li__________

By: Jianmin Li

Chief Financial Officer (principal financial officer and accounting officer)

A signed original of this written statement required by Section 906 has been provided to Deli Solar (USA), Inc. and will be retained by Deli Solar (USA), Inc. and furnished to the Securities and Exchange Commission or its staff upon request.