Form 10QSB
period 2006-03-31
Deli Solar (USA), Inc.
filed 2006-05-15
CIK 717588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from ___________ to ___________

Commission File Number 000-12561

                             Deli Solar (USA), Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                              95-3819300
---------------------------------                            -------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

558 Lime Rock Road, Lime Rock, Connecticut                             06039
------------------------------------------------------------------ -------------
         (Address of Principal Executive Offices)

                                  (860)435-7000
     -----------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

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

                                                                  Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 6,205,290 shares outstanding as of May 10, 2006.

Transitional Small Business Disclosure Format (check one)  Yes |_| No |X|


                             Deli Solar (USA), Inc.


TABLE OF CONTENTS

                                                                            Page

PART I      Financial Information                                              1

Item 1.     Financial Statements & Notes                                     2-9

Item 2.     Management's Discussion and Analysis or Plan of Operation.        10

Item 3.     Controls and Procedures                                           13

PART II     Other Information                                                 14

Item  6.    Exhibits and Reports on Form 8-K                                  14

Signatures                                                                    14

Exhibits/Certifications


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TABLE OF CONTENTS

Part A   Financial Information

Item 1. Consolidated Financial Statements

1.1   Consolidated Balance Sheets as of March 31, 2006
       and December 31, 2005 ...........................................       3

1.2   Consolidated Statements of Operations and Comprehensive
       Income for the three months ended March 31, 2006 and 2005 .......       5

1.3   Consolidated Statements of Cash Flows for the three months
       ended March 31, 2006 and 2005 ...................................       6

1.4   Notes to Consolidated Financial Statements of March 31, 2006......       7

ITEM 1. Consolidated Financial Statements

1.1   DELI SOLAR (USA), INC. Consolidated Balance Sheets (unaudited)

                      Assets                 March 31, 2006    December 31, 2005
                                              ------------       ------------
Current assets
   Cash and cash equivalents                  $  4,595,498       $  5,629,168
   Trade accounts receivable                       653,808            748,475
   Allowances for doubtful accounts               (194,667)          (193,630)
                                              ------------       ------------
     Net trade accounts receivable                 459,141            554,845
   Advance to suppliers                            750,121            811,275
   Prepaid expenses                                 44,571             44,783
   Related entities receivable                      42,111             37,856
   Inventories                                     619,029            383,183
                                              ------------       ------------
     Total current assets                        6,510,471          7,461,110

Property, plant and equipment
     Buildings                                   3,193,007          3,175,994
     Machinery and equipment                        43,567             43,335
     Vehicles                                      107,208            106,636
     Computer equipment                             23,806             26,197
     Office equipment                                7,194              6,976
     Construction in progress                      562,240            159,356
                                              ------------       ------------
   Total property, plant and equipment           3,937,022          3,518,494
     Accumulated depreciation                     (256,271)          (228,986)
                                              ------------       ------------
   Net property, plant and equipment             3,680,751          3,289,508

Other receivables                                   73,912             82,090
Prepaid land lease                                 987,554             70,798
                                              ------------       ------------
   Total other assets                            1,061,466            152,888
                                              ------------       ------------

   Total assets                               $ 11,252,688       $ 10,903,506
                                              ============       ============

         Liabilities and stockholders' equity            March 31, 2006  December 31, 2005
                                                          -----------      -----------
 Current liabilities
    Trade accounts payable                                $   180,040      $    89,375
    Related party payable                                      50,045           50,045
    Accrued expenses                                            6,804            1,733
    Deposits                                                    9,799            5,621
    Short-term notes payable                                  130,809          130,112
                                                          -----------      -----------
      Total current liabilities                               377,497          276,886

 Stockholders' equity

    Preferred stock: par value $.001; 25,000,000                   --               --
     shares authorized, no shares issued and outstanding
    Common stock: par value $.001; 66,666,667 shares            6,205            6,205
     authorized, 6,205,290 shares issued and outstanding
    Additional paid in capital                              5,705,574        5,705,574
    Retained earnings                                       4,944,277        4,740,284
    Accumulated other comprehensive income                    219,135          174,557
                                                          -----------      -----------
      Total stockholders' equity                           10,875,191       10,626,620
                                                          -----------      -----------

      Total liabilities and stockholders' equity          $11,252,688      $10,903,506
                                                          ===========      ===========

ITEM 1. Consolidated Financial Statements

1.2 DELI SOLAR (USA), INC. Consolidated Statements of Operations and Comprehensive Income (unaudited)

                                        Three months ended   Three months ended
                                          March 31, 2006       March 31, 2005
                                            -----------          -----------
Sales revenues                              $ 2,353,287          $ 1,156,938

Cost of goods sold                            1,782,672              930,565
                                            -----------          -----------

Gross profit                                    570,615              226,373

Operating expenses
   Advertising                                  105,776               63,693
   Selling expense                               35,902                6,704
   Salaries and benefits                         33,854               28,966
   Depreciation                                  25,302                7,221
   Other general and administrative             162,013               30,639
                                            -----------          -----------
Total operating expenses                        362,847              137,223
                                            -----------          -----------

Net operating income                            207,768               89,150

Other income (expense)
    Interest expense                             (3,775)             (10,857)
    Other income (expense)                           --                   --
                                            -----------          -----------

Total other income (expense)                     (3,775)             (10,857)
                                            -----------          -----------

Net income before taxes                         203,993               78,293

   Taxes                                             --                   --
                                            -----------          -----------

Net income                                  $   203,993          $    78,293
                                            ===========          ===========

   Foreign currency translation adjustment       44,578                   --
                                            -----------          -----------

Comprehensive income                        $   248,571          $    78,293
                                            ===========          ===========

Basic earnings per share                    $      0.03          $      0.02
Denominator for basic EPS                     6,205,290            4,431,000

Fully diluted earnings per share            $      0.03          $      0.02
Denominator for diluted EPS                   8,031,009            4,431,000

ITEM 1. Consolidated Financial Statements

1.3 DELI SOLAR (USA), INC. Consolidated Statements of Cash Flows (unaudited)

                                                          Three months  ended    Three months ended
                                                             March 31, 2006        March 31, 2005
                                                               -----------          -----------
Cash flows from operating activities:
   Net income                                                  $   203,993          $    78,293
   Adjustments to reconcile net income
    to net cash provided by (used in) operations:
      Depreciation and amortization                                 27,285                7,295
      Provision for allowance on accounts receivable                 1,037                   --
      Loss on disposal of fixed assets
      Changes in operating liabilities and assets:
         Trade accounts receivable                                  94,667              (41,273)
         Advance to suppliers                                       61,154             (226,800)
         Inventories                                              (235,846)            (217,978)
         Receivables - employees                                     8,178               18,116
         Prepaid land lease                                          3,102                  371
         Prepaid expenses                                              212              (31,120)
         Trade accounts payable                                     90,665             (101,068)
         Other payables                                                 --              173,465
         Accrued expenses                                            5,071             (195,114)
         Deposits                                                    4,178               (7,486)
                                                               -----------          -----------
      Net cash provided by (used in) operations                    263,696             (543,299)

Cash flows from investing activities:
   Purchases of property, plant and equipment                     (418,528)             (49,991)
   Related party receivables                                        (4,255)             277,289
   Prepaid land lease                                             (919,858)                  --
                                                               -----------          -----------
     Net cash used in investing activities                      (1,342,641)             227,298

Cash flows from financing activities:
   Proceeds from short-term notes payable                              697                   --
   Related party payables                                               --                  500
   Proceeds from sale of stock                                          --            4,651,389
                                                               -----------          -----------
      Net cash provided by (used in) financing activities              697            4,651,889

   Effect of rate changes on cash                                   44,578                   --
                                                               -----------          -----------

   Increase in cash and cash equivalents                        (1,033,670)           4,335,888
   Cash and cash equivalents, beginning of period                5,629,168            1,241,808
                                                               -----------          -----------
Cash and cash equivalents, end of period                       $ 4,595,498          $ 5,577,696
                                                               ===========          ===========

Supplemental disclosures of cash flow information:
   Interest paid in cash                                       $    (3,775)         $   (10,857)
   Income taxes paid in cash                                   $        --          $        --

ITEM 1. Consolidated Financial Statements

1.4 Notes to Consolidated Financial Statements of March 31, 2006 (unaudited)

Note 1: Basis of Presentation

Quarterly Financial Statements

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's 2005 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

Principles of Consolidation

Deli Solar (USA) Inc. was incorporated in the State of Nevada on March 21, 1983 as Meditech Pharmaceuticals, Inc. ("Meditech"). In late 2004, the Board of Directors of Meditech contemplated a strategic alliance with Deli Solar (BVI). In contemplation of the alliance, the Board of Directors resolved to spin off Meditech's drug development business to the shareholders of Meditech of record on February 17, 2005, through a pro rata distribution in the form of a stock dividend. The acquisition of Deli Solar (BVI) was accounted for as a recapitalization of Deli Solar (BVI).

Deli Solar (BVI) was formed in June, 2004 in the Territory of the British Virgin Islands. On August 1, 2004, Deli Solar (BVI) purchased Bazhou Deli Solar Energy Heating Co., Ltd. ("Deli Solar (PRC)"), a corporation duly organized under the laws of the People's Republic of China ("PRC") from Messrs. Deli Du, Xiao'er Du, and Xiaosan Du for RMB 6,800,000. As a result of this transaction, Deli Solar
(PRC) became a wholly-foreign owned enterprise ("WFOE") under PRC law on March 30, 2005. This acquisition was accounted for as a transfer of entities under common control.

Deli Solar (PRC) was incorporated on August 19, 1997 under the laws of the PRC. In the PRC, Ltd, or Limited, is equivalent to Inc, or Incorporated, in the United States ("US").

The result of the above transactions is that Deli Solar (BVI) is now our direct, wholly-owned subsidiary and Deli Solar (PRC) remains a wholly-owned subsidiary of Deli Solar (BVI).

On November 21, 2005 Deli Solar (PRC) acquired Ailiyang Solar Energy Technology Co., Ltd. ("Ailiyang"), an entity formerly controlled by the owners of Deli Solar (PRC). The transaction was accounted for as a transfer of entities under common control.

Deli Solar (PRC) designs, manufactures and sells solar hot water heaters, coal-fired boilers and space heating products within the PRC. The consolidated financial statements include the accounts of Deli Solar (USA), Inc., Deli Solar
(BVI), Deli Solar (PRC) and Ailiyang. All material intercompany accounts and transactions have been eliminated in consolidation.

The comparative statements for the prior year have been retroactively restated to show the effects due to the consolidation of Ailiyang, the recapitalization effected on March 31, 2005, wherein the Company assumed the capital structure of Meditech Pharmaceuticals, Inc. and the 1:6 reverse stock split that was effected on August 15, 2005.

Note 2: Summary of Significant Accounting Policies

      The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. Following paragraph describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The areas described below are affected by critical accounting estimates and are impacted significantly by judgments and assumptions in the preparation of the Consolidated Financial Statements. Actual results could differ materially from the amounts reported based on these critical accounting estimates.

a)    Revenue Recognition

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

b)    Allowance for Doubtful Accounts

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

c)    Property, Plant and Equipment

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

d)    Construction-in-progress

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

e)    Income Taxes

      Normally at the national level, a Chinese company is subject to enterprise income tax at the rate of 33%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually. However, pursuant to the relevant laws and regulations of the PRC, Deli Solar (PRC), as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, after loss carry-forwards from the previous five years have been recovered. Deli Solar (PRC) first reported gross profits for the year ended December 31, 1997. Since Deli Solar (PRC) was transformed into a WFOE in March 2005, it is currently in the two-year 100% exemption from income taxes until the end of fiscal year 2006. Thereafter, it will be entitled to a 50% tax exemption from the PRC enterprise income tax until the end of fiscal year 2010.

f)    Foreign currencies:

      The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at period end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. On July 21, 2006, China changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of China's government. We use the Closing Rate Method in translation of the financial statement of Deli PRC.

g)    Use of estimates

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

OVERVIEW

      Deli Solar (USA), Inc. ("we," "us" or the Company) is a holding company for Bazhou Deli Solar Heating Energy Co. Ltd, a People's Republic of China ("PRC") company ("Deli Solar (PRC)"). Its principal products are solar hot water heaters and space heating and cooking products including coal-fired residential boilers. It also sells accessories, component parts, and provides after-sales maintenance and repair services.

      The revenue of coal-fired residential boilers in the first quarter of 2006 was approximately $1,258,713. The revenue of solar hot water heaters in the same period was approximately $956,371, among which revenue of regular evacuated tubular solar water heaters was approximately $841,000 while the evacuated heat pipe solar water heaters was approximately $114,000. There were few flat plate solar water heater sales that period.

      The first quarter of 2006 was cold and the sales of coal-fired residential boilers were relatively strong in rural area. After the Chinese Spring Festival at the end of January, the demand on solar water heaters began to increase. The residential boilers have a margin of about 26%, while the solar hot water heaters have a margin of about 21%, which was 22% in the year of 2005. The lower and decreased margin in solar water heaters is mainly because of the fierce price competition in the solar water heater industry in China. We could still expect the price competition to continue in the following quarters in 2006. As a result we expect the margin on solar water heaters will continue to decrease. We are planning to adjust our products structure in the next couple of months.

      On March 24, 2006, Deli Solar (PRC) executed a non-binding Memorandum of Understanding ("MOU") to acquire all capital stock of Beijing Four Seasons Solar Power Technology Co., Ltd. ("Four Seasons"), a limited liability company organized under the laws of the PRC involved in selling solar power equipment in the PRC. The proposed purchase price for Four Seasons is $10.5 million, payable in $2,000,000 cash in the form of a demand loan and 1,062,500 shares of common stock of Deli Solar (USA). Pursuant to the MOU, the final completion of the transaction is subject to due diligence and other conditions. Negotiations on definitive terms are pending. We anticipate that this acquisition will increase our production capacity and expand our market coverage.

      Our acquisition plan with Beijing Yuxin Yangguang Solar Energy Industrial Co., Ltd., another PRC enterprise which manufactures solar hot water heaters with an estimated value of $3 million has been suspended due to our adjusted acquisition plan with priority on the acquisition of Four Seasons as above-referenced.

      We are in the progress of setting up a new subsidiary of the Company - Beijing Deli Solar Technology Development Co., Ltd. ("Deli Solar (Beijing)") to further develop our business at Beijing, the capital city of the PRC. Deli Solar (Beijing) will be our directly owned subsidiary in China. We are putting
$1 million into Deli Solar (Beijing) as its registered capital. The business license is expected to be issued by the end of May, when Deli Solar (Beijing) will be formally formed.

RESULTS OF OPERATIONS

Sales and Gross Profit

      Revenue for the three months ended March 31, 2006 was $2,353,287 as compared to $1,156,938 for the same period last year, an increase of 103%. Gross profit for the three months ended March 31, 2006 was $570,615, an increase of $14,242, or approximately 152%, as compared to $226,373 for the three months ended March 31, 2005. The increase of sales revenue could be attributed to continued investment in brand marketing and sales distribution network. The increasing gross margin is primarily because of the increased sale amount of coal-fired boilers in the first quarter, which have a better gross margin than solar hot water heaters. The increase was due to the higher customers' demand under relatively colder weather as compared to that of the same period last year.


Operating Expenses

      Operating expenses for the three months ended March 31, 2006 was $362,847, as compared to $137,223 for the same period in 2005, an increase of $225,624 or 164%. The increased operating expenses primarily went to advertising expenses, selling expenses and administrative expenses.

      The advertising expenses for the three months ended March 31 was $105,776, as compared to $63,693 for the same period last year. The increase in advertising expense was a result of continued increasing effort in advertising campaigns to increase product awareness, branding and sales.

      Selling expenses for the three months ended March 31, 2006 was $35,902 as compared to $6,704 for the same period last year, an increase of $29,198, or 435%. These selling expenses consist primarily of transportation expenses, agency administration expenses including salaries paid for several newly hired sales managers and bonuses paid to sales agents during Chinese spring festival. The increase in other selling expenses was primarily due to the increase of sales volume and addition of new distributors.

      The other general and administrative expenses were $162,013, as compared to $30,639 for the same period last year. The increase of the other general and administrative expenses was primarily from maintaining our standing as a reporting company as we became the public firm from March 31, 2005, which includes legal fees, auditing expenses, board meeting expenses and board member compensation.

Income from Operations

      Income from operations for the three months ended March 31, 2006 was $207,768, as compared to $89,150 for the three months ended March 31, 2005. The increased income was due to the increased sales revenue in the first quarter 2006.

Net Income

      Net income increased to approximately $203,993 in the three months ended March 31, 2006, from $78,293 in the same period last year, primarily due to increased sales revenue.

Liquidity and Capital Resources

      In March 2005, we raised $6,000,015 in gross proceeds with cost of issuance totaling $1,348,626, through a private financing by certain non-affiliated accredited investors as part of the reverse merger, to meet our liquidity and capital needs. We are using these monies to increase our production capacity and facilities, as well as to merge and acquire prospective companies.

      Net cash provided by our operating activities was $263,696 for the first quarter of 2006; net cash used in operating activities for the same period of 2005 was $543,299. The increase in net cash provided by operations was due to the decrease of account receivable and advances to suppliers from active collection and control on prepayment.

      As of March 31, 2006, the Company did not have any long term debt.

      The company will continue to rely on our cash flows from operations, renewal of short-term notes, and proceeds from the private financing to meet our liquidity and capital needs in the next 12 months.

Accounts Receivable

      During the three months ended March 31, 2006, accounts receivable decreased to $653,808 from $748,475, primarily due to active collection during the first quarter.

Inventory

      Inventories as of March 31, 2006 increased to $619,029 from $383,183 at the end of last year mainly because of preparation for peak season coming in the second quarter.

Construction in Process

      On January 20th 2006, Deli Solar (PRC) entered into a construction contract with BaZhou Xin Quan Construction Company (the "Construction Contract") for the construction of a new steel frame warehouse (618 square meters) and employee dorms and dining room (510 square meters) and the renovation of the offices (618 square meters) (the "Project") at Bazhou city. Under the Construction Contract, Deli Solar ("PRC") shall pay a total construction cost of $237,199 of which $98,717 (40%) has been paid as the first installment as of March 31, 2005. The second installment of 40% shall be paid upon the completion of 80% of the Project and the remaining 20% shall be paid after the Project passes construction completion inspection.

      On February 10th 2006, Deli Solar (PRC) entered into an agreement with Chengde Hui Da Conveyance Equipment Co., Ltd. for the design, manufacture and installation of production plant and machineries for automatic water tank production assembly. Under the agreement, Deli Solar (PRC) will pay $326,410 of which $170,449 has been paid. The balance of $155,961 shall be settled based on the progress of the construction and installation.

Prepaid land lease

      On March 17th 2006, Deli Solar (PRC) entered into an agreement with the local government to acquire land use rights of a land of 61,530 square meters at the price of approximately $919,858, which has been paid before March 31st 2006. This piece of land is close to the present BaZhou factory and will be used to enlarge the present manufacturing base at Bazhou City.

Cash

      Cash and cash equivalents decreased from $5,629,168 at December 31, 2005 to $4,595,498 at March 31, 2006, primarily as a result of land use right acquisition, project construction and facility purchase as above referenced during the first quarter. In the foreseeable future, capital investment could decrease our working capital further with any significant obligation resulting from acquisition, significant expansion of production capacity, and new product development.


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

      At the conclusion of the period ended March 31, 2006 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

            Exhibits

      21.1  List of Subsidiaries.

      31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2202.

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


                                          Deli Solar (USA), Inc.
                                         (Registrant)

Date: May 12, 2006                        /s/ Deli Du
                                          --------------
                                              Deli Du
                                              CEO

Date: May 12, 2006                        /s/ Jianmin Li
                                          --------------
                                              Jianmin Li
                                              CFO