Form 10QSB
period 2006-06-30
Deli Solar (USA), Inc.
filed 2006-08-14
CIK 717588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ________ to ________

Commission File Number 000-12561

                             Deli Solar (USA), Inc.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                             95-3819300
---------------------------------                           --------------------
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

558 Lime Rock Road, Lakeville, Connecticut                        06039
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (860) 435-7000
                         ------------------------------
                           (Issuer's telephone number)


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

                                                                  Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 6,205,290 shares outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                             Deli Solar (USA), Inc.

TABLE OF CONTENTS

PART I Financial Information                                                Page
                                                                            ----
Item 1. Financial Statements & Notes ..........................................3
Item 2. Management's Discussion and Analysis or Plan of Operation. ...........11
Item 3. Controls and Procedures ..............................................15
PART II Other Information
Item  6. Exhibits ............................................................16
Signatures ...................................................................17
Exhibits/Certifications

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ITEM 1. Consolidated Financial Statements
1.1 DELI SOLAR (USA), INC. Consolidated Balance Sheets


                                        June 30,    December 31,
                                          2006          2005
                                      -----------   ------------
                                      (Unaudited)
Assets
Current assets
  Cash and cash equivalents           $ 4,477,643    $ 5,629,168
  Trade accounts receivable               775,829        748,475
  Allowances for doubtful accounts       (196,885)      (193,630)
                                      -----------    -----------
    Net trade accounts receivable         578,944        554,845
  Advance to suppliers                    844,406        811,275
  Prepaid expenses                         23,138         44,783
  Related entities receivable                  --         37,856
  Inventories                             968,293        383,183
                                      -----------    -----------
Total current assets                    6,892,424      7,461,110
  Property, plant and equipment
    Buildings                           3,443,677      3,175,994
    Machinery and equipment                69,427         43,335
    Vehicles                              110,681        106,636
    Computer equipment                     28,299         26,197
    Office equipment                        8,560          6,976
    Construction in progress              530,192        159,356
                                      -----------    -----------
Total                                   4,190,836      3,518,494
  Accumulated depreciation               (292,554)      (228,986)
                                      -----------    -----------
  Net property, plant and equipment     3,898,282      3,289,508
  Other receivables                        26,848         82,090
  Prepaid land lease                      986,409         70,798
                                      -----------    -----------
Total other assets                      1,013,257        152,888
                                      -----------    -----------
Total assets                          $11,803,963    $10,903,506
                                      -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  Consolidated Financial Statements

                                               June 30,    December 31,
                                                 2006          2005
                                             -----------   ------------
                                             (Unaudited)
Liabilities and stockholders' equity
Current liabilities
  Trade accounts payable                     $   100,143    $    89,375
  Related party payable                           80,045         50,045
  Other payables                                 149,951             --
  Accrued expenses                                 5,997          1,733
  Deposits                                       118,116          5,621
  Short-term notes payable                       131,322        130,112
                                             -----------    -----------
Total current liabilities                        585,574        276,886
Stockholders' equity
  Common stock                                     6,205          6,205
  Additional paid in capital                   5,705,574      5,705,574
  Retained earnings                            5,240,513      4,740,284
  Accumulated other comprehensive income         266,097        174,557
                                             -----------    -----------
Total stockholders' equity                    11,218,389     10,626,620
                                             -----------    -----------
Total liabilities and stockholders' equity   $11,803,963    $10,903,506
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  Consolidated Financial Statements

1.2 DELI SOLAR (USA), INC. Consolidated Statements of Operations (unaudited)

                                                                        Three          Three
                                           Six months    Six months     months         months
                                             ended         ended         ended         ended
                                            June 30,      June 30,      June 30,      June 30,
                                              2006          2005         2006           2005
                                          -----------   -----------   -----------   -----------
Sales revenues                            $ 9,416,475   $ 5,697,172   $ 7,063,189   $ 4,540,233
Cost of goods sold                          7,358,705     4,364,542     5,576,033     3,433,977
                                          -----------   -----------   -----------   -----------
Gross profit                                2,057,770     1,332,630     1,487,156     1,106,256
Operating expenses
    Advertising                               498,904       289,234       393,128       225,541
    Selling expense                           185,328        78,411       149,426        71,707
    Salaries and benefits                     106,205        79,822        72,352        50,856
    Depreciation                               59,265        15,234        33,963         8,013
    Other general and administrative          701,630       539,219       539,643       508,580
                                          -----------   -----------   -----------   -----------
Total operating expenses                    1,551,331     1,001,920     1,188,512       864,697
                                          -----------   -----------   -----------   -----------
Operating income                              506,439       330,710       298,644       241,559
    Other income (expense)
    Interest income (expense)                   6,210        13,713         2,408         2,856
Other income (expense)                             --            --            --            --
                                          -----------   -----------   -----------   -----------
Total other income (expense)                   (6,210)      (13,713)       (2,408)       (2,856)
                                          -----------   -----------   -----------   -----------
Net income before taxes                       500,229       316,997       296,236       238,703
Taxes                                              --            --            --            --
                                          -----------   -----------   -----------   -----------
Net income                                $   500,229   $   316,997   $   296,236   $   238,703
                                          ===========   ===========   ===========   ===========
Foreign currency translation adjustment        91,540                      46,962
Comprehensive income                      $   591,769   $   316,997   $   343,198   $   238,703
                                          ===========   ===========   ===========   ===========
Basic earnings per share                  $      0.08   $      0.06   $      0.05   $      0.05
Denominator for basic EPS                   6,205,290     5,291,649     5,732,616     5,291,649
Fully diluted earnings per share          $      0.06   $      0.05   $      0.04   $      0.04
Denominator for diluted EPS                 8,031,009     5,994,915     7,558,335     5,994,915

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1. Consolidated Financial Statements

1.3 DELI SOLAR (USA), INC. Consolidated Statement of Changes in Stockholders' Equity (unaudited)

                                                                                Compreh-
                                Common     Common     Paid in      Retained      ensive
                                Shares      Stock     Capital      Earnings      Income       Totals
                               ---------   ------   -----------   -----------   --------   ------------
Restated: January 1, 2003      4,431,000   $4,430   $   816,826   $ 1,467,716   $     --   $  2,288,972
Contributed capital                   --       --         8,134            --         --          8,134
Net income-restated                   --       --            --     2,129,390         --      2,129,390
Dividend paid                         --       --            --      (155,796)        --       (155,796)
                               ---------   ------   -----------   -----------   --------   ------------
Balance at December 31, 2004   4,431,000    4,430       824,960     3,441,310         --      4,270,700
Shares issued:
  private placement            1,714,290    1,715     5,998,300            --         --      6,000,015
Cost of issuance                      --       --    (1,348,626)           --         --     (1,348,626)
Warrants exercised                60,000       60       230,940            --         --        231,000
Net income                            --       --            --     1,298,974         --      1,298,974
Foreign currency                      --       --            --            --    174,557        174,557
                               ---------   ------   -----------   -----------   --------   ------------
Balance at December 31, 2005   6,205,290    6,205     5,705,574     4,740,284    174,557     10,626,620
Foreign currency
  translation adjustment              --       --            --            --     91,540         91,540
Net income                            --       --            --       500,229         --        500,229
                               ---------   ------   -----------   -----------   --------   ------------
Balance at June 30, 2006       6,205,290   $6,205   $ 5,705,574   $ 5,240,513   $266,097   $ 11,218,389
                               =========   ======   ===========   ===========   ========   ============

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  Consolidated Financial Statements

1.4 DELI SOLAR (USA), INC.Consolidated Statements of Cash Flows (unaudited)

                                                      Six months    Six months
                                                        ended         ended
                                                       June 30,      June 30,
                                                         2006         2005
                                                     -----------   -----------
Cash flows from operating activities:
Net income                                           $   500,229   $   316,997
  Adjustments to reconcile net income
    to net cash provided by operations:
    Depreciation and amortization                         63,568        15,308
    Provision for allowance on accounts receivable         3,255            --
    Loss on disposal of fixed assets
    Changes in operating liabilities and assets:
      Trade accounts receivable                          (27,354)     (215,090)
      Advance to suppliers                               (33,131)     (324,478)
      Inventories                                       (585,110)     (163,656)
      Receivables - employees                             55,242        18,116
      Prepaid expenses                                    21,645            --
      Trade accounts payable                              10,768       (91,027)
      Other payables                                     149,951       (33,830)
      Accrued expenses                                     4,264      (208,819)
      Deposits                                           112,495        (7,833)
                                                     -----------   -----------
    Net cash provided by (used in) operations            275,822      (694,312)
Cash flows from investing activities:
  Purchases of property, plant and equipment            (672,342)     (239,549)
  Related party receivables                               37,856            --
  Prepaid leased land                                   (915,611)          742
                                                     -----------   -----------
    Net cash used in investing activities             (1,550,097)     (238,807)
Cash flows from financing activities:
  Proceeds from short-term notes payable                  32,460      (436,595)
  Principal payments on short-term notes payable         (31,250)           --
  Related party payables                                  30,000       452,652
  Proceeds from sales of stock                                --     4,669,388
  Payment of dividends                                        --
                                                     -----------   -----------
    Net cash provided by financing activities             31,210     4,685,445
  Effect of rate changes on cash                          91,540            --
                                                     -----------   -----------
  Increase in cash and cash equivalents               (1,151,525)    3,752,326
  Cash and cash equivalents, beginning of period       5,629,168     1,241,808
                                                     -----------   -----------
  Cash and cash equivalents, end of period           $ 4,477,643   $ 4,994,134
                                                     ===========   ===========
Supplemental disclosures of cash flow information:
  Interest paid in cash                                    6,210        13,713
  Income taxes paid in cash                                   --            --

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1. Consolidated Financial Statements

1.5 Notes to Consolidated Financial Statements of June 30, 2006 (unaudited)

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

      Deli Solar (BVI) was formed in June 2004, in the Territory of the British Virgin Islands. On August 1, 2004, Deli Solar (BVI) purchased Bazhou Deli Solar Energy Heating Co., Ltd. ("Deli Solar (PRC)"), a corporation duly organized under the laws of the People's Republic of China ("PRC") from Messrs. Deli Du, Xiao'er Du, and Xiaosan Du for RMB 6,800,000. As a result of this transaction, Deli Solar (PRC) became a wholly-foreign owned enterprise ("WFOE") under PRC law on March 31, 2005. This acquisition was accounted for as a transfer of entities under common control.

      Deli Solar (PRC) was incorporated on August 19, 1997 under the laws of the PRC. In the PRC, Ltd, or Limited, is equivalent to Inc, or Incorporated, in the United States ("US").

      The result of the above transactions is that Deli Solar (BVI) is now our direct, wholly-owned subsidiary and Deli Solar (PRC) remains a wholly-owned subsidiary of Deli Solar (BVI).

      On November 21, 2005, Deli Solar (PRC) acquired Ailiyang Solar Energy Technology Co., Ltd. ("Ailiyang"), an entity formerly controlled by the owners of Deli Solar (PRC). The transaction was accounted for as a transfer of entities under common control.

      Deli Solar (PRC) designs, manufactures and sells solar water heaters, coal-fired boilers and space heating products within the PRC. The consolidated financial statements include the accounts of Deli Solar (USA), Inc., Deli Solar
(BVI), Deli Solar (PRC) and Ailiyang. All material intercompany accounts and transactions have been eliminated in consolidation.

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

b)   Allowance for Doubtful Accounts

      The Company's business operations are conducted in the People's Republic of China. We extend unsecured trade credit to our relatively large customers according to their sales volume and historical payment records. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectable when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

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

f)   Foreign currencies

      The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at period end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. On July 21, 2005, China changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of China's government. We use the Closing Rate Method in translation of the financial statements of Deli Solar (PRC).

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis ("MD&A") includes "forward-looking statements". All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the prospects for future acquisitions; the competition in solar water heaters and boilers industry and the impact of such competition on pricing, revenues and margins; uncertainties surrounding budget reductions and the cost of attracting and retaining highly skilled personnel.

OVERVIEW

      Deli Solar (USA), Inc. ("we," "us" or the Company) is a holding company for Bazhou Deli Solar Energy Heating Co. Ltd, a People's Republic of China ("PRC") company ("Deli Solar (PRC)"). Its principal products are solar water heaters and space heating and cooking products including coal-fired residential boilers. It also sells accessories, component parts, and provides after-sales maintenance and repair services.

      The revenue derived from the sale of coal-fired residential boilers in the first six months of 2006 was approximately $3,516,076. The revenue derived from the sale of solar water heaters in the same period was approximately $5,568,254, among which revenue from the sale of revenues from the sale of regular evacuated tubular solar water heaters was approximately $4,596,000 while the evacuated heat pipe solar water heaters was approximately $942,000. There were a minimal number of flat plate solar water heater sales in this period. The residential boilers have a margin of about 25%, the same as that of the same period in 2005, while the solar water heaters have a margin of about 20%, which was 22% in the same period in 2005. The lower margin on the sale of solar water heaters is principally because of price competition in the solar water heater industry in China. We anticipate that price competition will continue for the remainder of 2006. As a result we anticipate that the margins on solar water heaters will continue to decrease. Even though the Company experienced a decrease in sales margins, overall sales increased which resulted in an increase of total revenues in the first six months of 2006.

      We plan to develop flat plate solar water heater products at a total investment of $348,600. The planned products will be specifically designed for and distributed to the construction market in Spain. We have produced a prototype. Initial production is expected to start at around October 2006.

      We terminated a non-binding Memorandum of Understanding ("MOU") dated March 24, 2006 with Beijing Four Seasons Solar Power Technology Co., Ltd. ("Four Seasons") in June 2006 due to the fact that the parties had not reached a definitive merger agreement by May 31, 2006 and the MOU could have been terminated at any time after May 31, 2006 by its terms. We released a press release on the termination on June 15, 2006. We will continue to seek acquisition targets.

      In the second quarter of 2006, we set up a new subsidiary of the Company - Beijing Deli Solar Technology Development Co., Ltd. ("Deli Solar (Beijing)") to further develop our business in Beijing. Deli Solar (Beijing) is to be principally engaged in large solar water heater installation and construction projects in major cities in China. We contributed $1 million into Deli Solar (Beijing) as its registered capital. It is a 100% owned subsidiary by us.

RESULTS OF OPERATIONS

Quarter ended June 30, 2006 compared to quarter ended June 30, 2005

Sales and Gross Profit

      Revenues for the three months ended June 30, 2006 were $7,063,189 as compared to $4,540,233 for the same period last year, an increase of 56%. Gross profit for the three months ended June 30, 2006 was $1,487,156, an increase of approximately 34%, as compared to $1,106,256 for the three months ended June 30, 2005. The increase of sales revenue is the result of continued investment in brand marketing, sales promotion and our sales distribution network. However, our gross margins declined by one percent due to price competition in traditional solar water heater market, which we believe will continue in the near future.

Operating Expenses

      Operating expenses for the three months ended June 30, 2006 were $1,188,512, as compared to $864,697 for the same period in 2005, an increase of 37%. The increased operating expenses primarily resulted from marketing expenses, selling expenses and administrative expenses.

      Advertising expenses for the three months ended June 30, 2006 were $393,128 as compared to $225,541 for the same period last year, an increase of $167,587, or approximately 74%. The increase in advertising expense was a result of continued advertising campaigns to increase product awareness, branding and sales. Management believes this is an effective method the Company can use to gain more market share in a competitive market.

      Selling expenses for the three months ended June 30, 2006 were $149,426 as compared to $71,707 for the same period last year, an increase of $77,719, or approximately 108%. These selling expenses consisted primarily of transportation expenses, agency administration expenses, and after sales services, such as expenses for installation and replacements. The increase in selling expenses was primarily due to the increase of sales volume.

      Other general and administrative expenses for the three months ended June 30, 2006 were $539,643, as compared to $508,580 for the same period last year, an increase of $31,063, or approximately 6%.

Income from Operations

      Income from operations for the three months ended June 30, 2006 was $298,644, as compared to $241,559 for the three months ended June 30, 2005. The increased income was due to the increased sales revenues in the first quarter of 2006.

Net Income

      Net income increased to approximately $296,236 in the three months ended June 30, 2006, from $238,703 in the same period last year, primarily due to increased sales revenues and effective control in sales expenses.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Sales and Gross Profit

      Revenues for the six months ended June 30, 2006 were $9,416,475 as compared to $5,697,172 for the same period last year, an increase of 65%. Gross profit for the six months ended June 30, 2006 was $2,057,770, an increase of $725,140, or approximately 54%, as compared to $1,332,630 for the six months ended June 30, 2005. The increase of sales revenue resulted from continued investment in brand marketing, sales promotion and sales distribution network; however, our sales gross margin has been decreased by one percent due to severe price competition in traditional solar water heaters market, which will continue in the near future, and the increased raw material cost.

Operating Expenses

      Operating expenses for the six months ended June 30, 2006 was $1,551,331, as compared to $1,001,920 for the same period in 2005, an increase of $549,411 or 55%. The increased operating expenses primarily went to marketing expenses, selling expenses and administrative expenses.

      The advertising expenses for the six months ended June 30, 2006 was $498,904, as compared to $289,234 for the same period last year. The increase in advertising expense was a result of continued increasing effort in advertising campaigns to increase product awareness, branding and sales. Management believes it is an effective method the Company can use to gain more market shares in severe competition.

      Selling expenses for the six months ended June 30, 2006 was $185,328 as compared to $78,411 for the same period last year, an increase of $106,917. These selling expenses consisted primarily of distribution transportation expenses, agency administration expenses, after sales services, such as expenses for installation and replacements. The increase in selling expenses was primarily due to the increase of sales volume.

      Other general and administrative expenses were $701,630, as compared to $539,219 for the same period last year. The increase of other general and administrative expenses was primarily from the increased administrative activities including negotiations for potential mergers and acquisitions, preparation for land purchase and new product line constructions.

Income from Operations

      Income from operations for the six months ended June 30, 2006 was $506,439, as compared to $330,710 for the six months ended June 30, 2005. The increased income was due to the increased sales revenues in the first two quarters of 2006.

Net Income

      Net income increased to approximately $500,229 in the six months ended June 30, 2006, from $316,997 in the same period last year, primarily due to increased sales revenues and effective control in sales expenses.

LIQUIDITY AND CAPITAL RESOURCES

      In a reverse merger closed in March 2005, we raised $6,000,015 in gross proceeds with costs of issuance totaling $1,348,626, through a private financing by certain non-affiliated accredited investors as part of the reverse merger, to meet our liquidity and capital needs. We are using these monies to increase our production capacity and facilities, as well as to merge and acquire prospective companies.

      Net cash provided by our operating activities was $343,678 for the six months ended June 30, 2006; net cash used in operating activities for the same period of 2005 was $694,312. The increase in net cash provided by operations was due to effective control over working capital.

      Net cash used in investing activities increased to $1,587,953 for the six months ended June 30, 2006, from $238,807 for the same period of 2005. The increase was due to the fulfillment of our payment obligations under the contracts we referred to under "Construction in Process" and "Prepaid Land Lease".

      As of June 30, 2006, the Company did not have long term debts.

      We intend to use our available funds to accelerate the development and testing of new product lines. We believe that our available funds will provide us with sufficient capital for the next twelve months; however, to the extent that we make acquisitions or establish additional production facilities, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available.

ACCOUNTS RECEIVABLE

      During the six months ended June 30, 2006, accounts receivable increased to $578,944 from $554,845, primarily due to the increase in sales volume, offset by collections.

INVENTORY

      Inventories as of June 30, 2006 increased to $968,293 from $383,183 at the end of last year because of preparation for our peak season coming in the second half year.

CONSTRUCTION IN PROCESS

      On January 20 2006, Deli Solar (PRC) entered into a Construction Contract with Bazhou Xin Quan Construction Company (the "Construction Contract") for the construction of a new steel frame warehouse (618 square meters) and employee dorms and dining room (510 square meters) and the renovation of the offices (618 square meters) (the "Project") at Bazhou City. In accordance with the terms and conditions of a Construction Contract, Deli Solar (PRC) agreed to pay the total construction costs of $237,199, which have been paid as of June 30, 2006.

      On February 10 2006, Deli Solar (PRC) signed an agreement with Chengde Hui Da Conveyance Equipment Co., Ltd. for the design, manufacture and installation of production plant and machineries for our water tank assembly line. In accordance with the terms and conditions of the agreement, Deli Solar (PRC) would pay $326,410 of which $215,325 has been paid as of June 30, 2006. The balance of $111,085 shall be paid based on the progress of the construction and installation.

PREPAID LAND LEASE

      On March 17th 2006, Deli Solar (PRC) entered into an agreement with the local government to acquire land use rights of 61,530 square meters at the price of approximately $919,858, which has been paid before June 30, 2006. This piece of land is close to the present Bazhou factory and will be used to enlarge the present Bazhou manufacturing base at Bazhou City.

CASH

      Cash and cash equivalents decreased from $5,629,168 at December 31, 2005 to $4,477,643 at June 30, 2006, primarily as a result of land use right acquisition, project construction and facility purchase as above referenced. In the foreseeable future, capital investment could decrease our working capital further with any significant obligation resulting from acquisition, significant expansion of production capacity, and new product development.

Item 3. Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

      At the conclusion of the period ended June 30, 2006 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

      During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation in connection with the preparation of this quarterly report on Form 10-QSB.

                           PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibits
--------
21.1       List of Subsidiaries.

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


                                           Deli Solar (USA), Inc.
                                           (Registrant)


Date: August 14, 2006                      /s/ Deli Du
                                           ------------------------------------
                                           Deli Du
                                           CEO


Date: August 14, 2006                      /s/ Jianmin Li
                                           -------------------------------------
                                           Jianmin Li
                                           CFO