Form 10QSB
period 2006-09-30
Deli Solar (USA), Inc.
filed 2006-11-14
CIK 717588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ...........to...............

Commission File Number 000-12561


                             Deli Solar (USA), Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                           95-3819300
     ----------------------------------       ----------------------
        (State or other jurisdiction            (I.R.S. Employer
        of incorporation or organization)       Identification No.)

   558 Lime Rock Road, Lakeville, Connecticut                           06039
--------------------------------------------------------------------- ----------
                    (Address of Principal Executive Offices)          (Zip Code)

                                 (860) 435-7000
           -----------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes   X       No
                                           --------     --------
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                        Yes           No    X
                                           --------     --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                        Yes           No
                                           --------     --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 6,205,290 shares outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format (check one) Yes     No X
                                                             ---    ---

                             Deli Solar (USA), Inc.


TABLE OF CONTENTS


PART I   Financial Information                                          Page No.

Item 1.   Financial Statements and Notes.....................................  4

Item 2.   Management's Discussion and Analysis or Plan of Operation.......... 12

Item 3.   Controls and Procedures............................................ 17


PART II  Other Information


Item 6.   Exhibits........................................................... 18



Signatures................................................................... 18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

  DELI SOLAR (USA), INC. Consolidated Balance Sheets


           Assets                     September 30, 2006    December 31, 2005
                                      ----------------------------------------
                                          (unaudited)
Current assets
 Cash and cash equivalents            $        4,580,200    $        5,629,168
 Trade accounts receivable                       903,527               748,475
 Allowances for doubtful accounts               (199,048)             (193,630)
 Net trade accounts receivable                   704,479               554,845
 Advance to suppliers                            850,586               811,275
 Prepaid expenses                                 11,696                44,783
 Related entities receivable                          --                37,856
 Inventories                                     922,795               383,183
                                      ----------------------------------------
Total current assets                           7,069,756             7,461,110

 Property, plant and equipment
  Buildings                                    3,481,516             3,175,994
  Machinery and equipment                         70,190                43,335
  Vehicles                                       111,897               106,636
  Computer equipment                              28,610                26,197
  Office equipment                                 8,654                 6,976
  Construction in progress                     1,099,801               159,356
                                      ----------------------------------------
Total                                          4,800,668             3,518,494
 Accumulated depreciation                       (327,543)             (228,986)
                                      ----------------------------------------
 Net property, plant and equipment             4,473,125             3,289,508

 Other receivables                                29,836                82,090
 Prepaid land lease                              992,158                70,798
                                      ----------------------------------------
Total other assets                             1,021,994               152,888

Total assets                                  12,564,875            10,903,506
                                      ----------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  Consolidated Financial Statements

                                                   September 30, 2006      December 31, 2005
                                                   -----------------------------------------
                                                      (unaudited)
Liabilities and stockholders' equity
Current liabilities
    Trade accounts payable                         $          142,312     $           89,375
    Related party payable                                     105,045                 50,045
    Other payables                                            154,152                     --
    Accrued expenses                                            8,838                  1,733
    Deposits                                                  160,330                  5,621
    Short-term notes payable                                   31,611                130,112
                                                   ------------------     ------------------
Total current liabilities                                     602,288                276,886

Stockholders' equity
    Common stock                                                6,205                  6,205
    Additional paid in capital                              5,705,574              5,705,574
    Retained earnings                                       5,964,608              4,740,284
    Accumulated other comprehensive income                    286,200                174,557
                                                   ------------------     ------------------
Total stockholders' equity                                 11,962,587             10,626,620

Total liabilities and stockholders' equity                 12,564,875     $       10,903,506
                                                   ==================     ==================


The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  Consolidated Financial Statements

  DELI SOLAR (USA), INC. Consolidated Statements of Operations (unaudited)

Consolidated Income statement         Nine months           Nine months           Three months          Three months
                                   ------------------    ------------------    ------------------    ------------------
                                   ended Sep 30, 2006    ended Sep 30, 2005    ended Sep 30, 2006    ended Sep 30, 2005
                                   ------------------------------------------------------------------------------------
Sales Revenues                     $       15,982,081    $       10,565,301    $        6,565,606    $        4,868,129
Cost of goods sold                         12,549,545             8,072,933             5,190,840             3,708,391
                                   ------------------    ------------------    ------------------    ------------------

Gross profit                                3,432,536             2,492,368             1,374,766             1,159,738

Operating expenses
   Advertising                                881,190               488,102               382,287               198,868
   Selling expense                            330,400               158,637               145,073                80,226
   Salaries and benefits                      194,319               138,987                88,113                59,165
   Depreciation                                89,208                31,681                29,943                16,447
Other general and administrative              877,544               679,644               175,914               140,425
                                   ------------------    ------------------    ------------------    ------------------
Total operating expenses                    2,372,661             1,497,051               821,330               495,131

                                   ------------------    ------------------    ------------------    ------------------
Net operating income                        1,059,875               995,317               553,436               664,607

Other income (expense)
   Interest income (expense)                  (10,108)              (17,857)               (3,898)               (4,144)
   Other income (expense)                          --                61,516                    --                61,516
                                   ------------------    ------------------    ------------------    ------------------

Total other income (expense)                  (10,108)               43,659                (3,899)               57,372
                                   ------------------    ------------------    ------------------    ------------------
                                                                         --
Net income before taxes                     1,049,767             1,038,976               549,538               721,979

Taxes                                              --                    --                    --                    --
                                   ------------------    ------------------    ------------------    ------------------

Net income                         $        1,049,767    $        1,038,976    $          549,538    $          721,979
                                   ==================    ==================    ==================    ==================

Foreign Currency Translation                  286,200               121,120               194,660               121,120
Adjustment

Comprehensive Income               $        1,335,967    $        1,160,096    $          744,198    $          843,099
                                   ==================    ==================    ==================    ==================

Basic earnings per share           $             0.17    $             0.17    $             0.09    $             0.12
Denominator for basic EPS                   6,205,290             6,145,290             6,205,290             6,145,290

Fully diluted earnings per share   $             0.13    $             0.16    $             0.07    $             0.09
Denominator for diluted EPS                 8,031,009             6,614,365             8,031,009             7,688,151


The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  Consolidated Financial Statements

DELI SOLAR (USA), INC. Consolidated Statement of Changes in Stockholders' Equity (unaudited)

------------------------------------------------------------------------------------------------------------
                                       Common         Common         Paid in       Retained
         Balances at:                  Shares         Stock          Capital       Earnings        Totals
---------------------------------   ------------   ------------   ------------   ------------   ------------
Balance: December 31, 2005             6,205,290   $      6,205   $  5,705,574   $  4,914,841   $ 10,626,620
                                    ============   ============   ============   ============   ============

Q1 2006 Net income                                                                    203,993     203,993.00

Other comprehensive income  in Q1                                                      44,578         44,578

Balance: March 31, 2006                6,205,290   $      6,205   $  5,705,574   $  5,163,412   $ 10,875,191
                                    ------------   ------------   ------------   ------------   ------------

Q2 2006 Net income                                                                    296,236     296,235.70

Other comprehensive income in Q2                                                       46,962         46,962

Balance: June 30, 2006                 6,205,290   $      6,205   $  5,705,574   $  5,506,610   $ 11,218,389
                                    ------------   ------------   ------------   ------------   ------------

Q3 2006 Net income                                                                    549,539     549,538.58

Other comprehensive income in Q3                                                      194,660        194,660

Balance: September 30, 2006            6,205,290   $      6,205   $  5,705,574   $  6,250,808   $ 11,962,587
                                    ------------   ------------   ------------   ------------   ------------
------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  Consolidated Financial Statements

    DELI SOLAR (USA), INC. Consolidated Statements of Cash Flows (unaudited)

Cash flows from operating activities:                                   Nine months ended    Nine months ended
                                                                       September 30, 2006   September 30, 2005
                                                                       ------------------   ------------------
         Net income                                                             1,049,766            1,038,976
         Adjustments to reconcile net income
           to net cash provided by operations:
               Depreciation and amortization                                       98,557               35,148
               Provision for allowance on accounts receivable                       5,418
               Loss on disposal of fixed assets                                        --
               Changes in operating liabilities and assets:
                    Trade accounts receivable                                    -155,052             -490,155
                    Advance to suppliers                                          -39,311             -272,057
                    Inventories                                                  -539,612              -95,021
                    Receivables - employees                                        90,111              -38,990
                    Prepaid expenses                                               33,087
                    Trade accounts payable                                         52,937              -81,019
                    Other payables                                                209,152               -4,334
                    Accrued expenses                                                7,105             -204,705
                    Deposits                                                      154,709               -2,638
                                                                       ------------------   ------------------
               Net cash provided by operations                                    966,867             -114,795

Cash flows from investing activities:
         Purchases of property, plant and equipment                            -1,282,174             -627,802
         Prepaid leased land                                                     -921,360                 -505
                                                                       ------------------   ------------------
               Net cash used in investing activities                           -2,203,534             -628,307

Cash flows from financing activities:
         Proceeds from short-term notes payable                                   -98,501             -483,781
          Related party receivables                                                    --              227,490
         Proceeds from sales of stock
         Payment of dividends
                                                                       ------------------   ------------------
               Net cash provided by (used in) financing activities                -98,501            4,413,097

         Effect of rate changes on cash                                           286,200              121,120
                                                                       ------------------   ------------------

         Increase in cash and cash equivalents                                 -1,048,968            3,791,115
         Cash and cash equivalents, beginning of period                         5,629,168            1,241,808
                                                                       ------------------   ------------------
         Cash and cash equivalents, end of period                               4,580,200            5,032,923

Supplemental disclosures of cash flow information:
         Interest paid in cash                                                    -16,318              -17,857
         Income taxes paid in cash
--------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  Consolidated Financial Statements

Notes to Consolidated Financial Statements of September 30, 2006 (unaudited)

Note 1: Basis of Presentation

Quarterly Financial Statements

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's 2005 financial statements contained in the Company's Annual report on Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

      Deli Solar (BVI) was formed in September 2004, in the Territory of the British Virgin Islands. On August 1, 2004, Deli Solar (BVI) purchased Bazhou Deli Solar Energy Heating Co., Ltd. ("Deli Solar (PRC)"), a corporation duly organized under the laws of the People's Republic of China ("PRC") from Messrs. Deli Du, Xiao'er Du, and Xiaosan Du for RMB 6,800,000. As a result of this transaction, Deli Solar (PRC) became a wholly-foreign owned enterprise ("WFOE") under PRC law on March 31, 2005. This acquisition was accounted for as a transfer of entities under common control.

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

Note 2: Summary of Significant Accounting Policies

      The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. The following paragraph describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The areas described below are affected by critical accounting estimates and are impacted significantly by judgments and assumptions in the preparation of the Consolidated Financial Statements. Actual results could differ materially from the amounts reported based on these critical accounting estimates.

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

FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis ("MD&A") includes "forward-looking statements". All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the prospects for future acquisitions; the competition in the solar water heaters and boilers industry and the impact of such competition on pricing, revenues and margins; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel.


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

      The revenue derived from the sale of coal-fired residential boilers in the first nine months of 2006 was approximately $4,616,485. The revenue derived from the sale of solar water heaters in the same period was approximately $10,786,133. For the nine months ended September 30, 2006, sales of residential boilers had a margin of approximately 25%, the same as that of the same period in 2005, while sales of solar water heaters had a margin of about 20%, compared to approximately 22% in the same period in 2005. The lower margin in solar water heaters is mainly because of the fierce price competition in the solar water heater industry in China. We expect price competition to continue in the last quarter in 2006. As a result, we expect the margin on solar water heaters will likely continue to decrease. Even though the Company experienced a decrease in sales margins, overall sales increased which resulted in an increase of total revenues in the first nine months of 2006.

      We are building a flat plat collector production line and a water tank assembly line. These two projects are still under construction and are expected to be finished before the end of year 2006. With the new assembly line we could produce higher quality products to improve our performance in sales margin.

      In mid-October, we signed a Memorandum of Understanding ("MOU") with Tian Jin Hua Neng Group to purchase its 51% ownership of the Tianjin Hua Neng company, which manufactures energy saving boilers and environment protection equipment for industrial customers. Besides the consideration paid to Tian Jin Hua Neng Group, which is still being negotiated, we also promised to invest about $2.5 million into the new company after we control it. The transaction is still in the due diligence process.

      We also signed a MOU with Shen Zhen Xiong Ri solar power company to get a 60% ownership in Shen Zhen Xiong Ri solar power company for a purchase price of approximately $250,000 and additional contingent consideration of up to $5 million consisting of shares of our common stock and depending on the performance of the company through 2006 to 2008. This transaction is also in the due diligence process. The target company is a firm with an attractive position in the solar water heater market in Shen Zhen district, PRC. Strong support from the Shen Zhen government for solar water heater products could help us exploit a potentially huge market in Shen Zhen district.


      Under certain regulations in the form of public notices issued by the PRC State Administration of Foreign Exchange in October 2005, or SAFE, our shareholders who are PRC resident individuals are subject to certain registration requirements regarding their ownership of shares in the Company. Mr. Deli Du, our PRC shareholder, had complied with the registration requirement with SAFE before the formation of Deli Solar (Beijing); however, our PRC counsel advised that he should update his registration to include the formation of the new entity - Deli Solar (Beijing). Otherwise, it will prohibit Deli Solar (Beijing) from distributing dividends or profits to us. The Company currently does not have any present plans to pay dividends; however. Mr. Du has advised us that he will comply with the registration requirements under the SAFE regulations.


RESULTS OF OPERATIONS

Quarter ended September 30, 2006 compared to the quarter ended September 30,
2005

Sales and Gross Profit

      Revenues for the three months ended September 30, 2006 were $6,565,606 as compared to $4,868,129 for the same period last year, an increase of 35%. Gross profit for the three months ended September 30, 2006 was $1,374,766, an increase of approximately 19%, as compared to $1,159,738 for the three months ended September 30, 2005. The increase in sales revenue is attributable to our continued investment in brand marketing, sales promotion and our development of a sales distribution network. However, our sales gross margin has been decreasing due to severe price competition in traditional solar water heaters market, which we believe will continue in the near future. Even though the Company experienced decreased sales margins, overall increased sales resulted in an increase of total revenues in the three months ended September 30, 2006.

Operating Expenses

      Operating expenses for the three months ended September 30, 2006 were $821,330, as compared to $495,131 for the same period in 2005, an increase of 66%. The increased operating expenses primarily went to marketing and advertising expenses and selling expenses.

      The advertising expenses for the three months ended September 30, 2006 were $382,287 as compared to $198,868 for the same period last year, an increase of $183,419, or approximately 92%. The increase in advertising expense was a result of our continued increasing emphasis on advertising to increase product awareness, branding and sales. Management believes increased marketing is an effective method the Company can use to gain more market share in the face of severe competition.

      Selling expenses for the three months ended September 30, 2006 were $145,073 as compared to $80,226 for the same period last year, an increase of $64,847, or approximately 81%. These selling expenses consisted primarily of distribution transportation expenses, agency administration expenses and after sales services, such as expenses for installation and replacements. The increase in selling expenses was primarily due to the increase in sales volume.

      Other general and administrative expenses for the three months ended September 30, 2006 were $175,914, as compared to $140,425 for the same period last year, an increase of $35,489, or approximately 25%.

Income from Operations

      Income from operations for the three months ended September 30, 2006 was $553,436, as compared to $664,607 for the three months ended September 30, 2005. The decreased income was due to the increased sales and marketing expenses in the third quarter of 2006.

Net Income

      Net income was $549,538 in the three months ended September 30, 2006, compared with $721,979 in the same period last year, primarily due to decreased sales margins and increasing marketing expenses.


Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Sales and Gross Profit

      Revenues for the nine months ended September 30, 2006 were $15,982,081 as compared to $10,565,301 for the same period last year, an increase of 51%. Gross profit for the nine months ended September 30, 2006 was $3,432,536, an increase of $940,168, or approximately 54%, as compared to $2,492,368 for the nine months ended September 30, 2005. The increase in sales revenue is attributable to our continued investment in brand marketing, sales promotion and the development of our sales distribution network. However, our sales gross margin for the nine months ended September 30, 2006 decreased by approximately one percent over the comparable period in 2005 due to severe price competition in traditional solar water heaters market which we believe is likely to continue in the near future, and increased raw material costs.

Operating Expenses


      Operating expenses for the nine months ended September 30, 2006 were $2,372,661, as compared to $1,497,051 for the same period in 2005, an increase of $875,610 or 55%. The increased operating expenses primarily went to marketing expenses, selling expenses and administrative expenses.

      The advertising expenses for the nine months ended September 30, 2006 were $881,190, an increase of $393,088, as compared to $488,102 for the same period last year. The increase in advertising expense was a result of our continued increasing emphasis on advertising to increase product awareness, branding and sales. Management believes that increased marketing is an effective method the Company can use to gain more market share in the face of severe competition.

      Selling expenses for the nine months ended September 30, 2006 were $330,400 as compared to $158,637 for the same period last year, an increase of $171,763. These selling expenses consisted primarily of distribution transportation expenses, agency administration expenses, after sales services, such as expenses for installation and replacements. The increase in selling expenses was primarily due to the increase of sales volume.

      Other general and administrative expenses were $877,544, as compared to $679,644 for the same period last year. The increase of other general and administrative expenses was primarily from increased administrative activities including negotiations for potential mergers and acquisitions, preparation for land purchase and new product line constructions.

Income from Operations

      Income from operations for the nine months ended September 30, 2006 was $1,059,875, as compared to $995,317 for the nine months ended September 30, 2005. The increased income was primarily due to the increased sales revenues in the first three quarters of 2006.

Net Income

      Net income increased to approximately $1,049,767 in the nine months ended September 30, 2006, from $1,038,976 in the same period last year, primarily due to increased sales revenues and effective control in sales expenses.


LIQUIDITY AND CAPITAL RESOURCES

      In a reverse merger closed in March 2005, we raised $6,000,015 in gross proceeds with cost of issuance totaling $1,348,626, through a private financing by certain non-affiliated accredited investors as part of the reverse merger, to meet our liquidity and capital needs. We are using these monies to increase our production capacity and facilities, as well as to merge and acquire prospective companies.

      Net cash provided by our operating activities was $966,867 for the nine months ended September 30, 2006. Net cash used in operating activities for the same period of 2005 was $114,795. The increase in net cash provided by operations was due to effective control over out working capital.

      Net cash used in investing activities increased to $2,203,534 for the nine months ended September 30, 2006, from $628,307 for the same period of 2005. The increase was due to the fulfillment of our payment obligations under the contracts we refer to below under "Construction in Process" and "Prepaid Land Lease".

      As of September 30, 2006, the Company did not have long term debt.

      We intend to use our available funds to accelerate the development and testing of new product lines. We believe that our available funds will provide us with sufficient capital for the next twelve months. However, to the extent that we make acquisitions or establish additional production facilities, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure you that such funding will be available.


ACCOUNTS RECEIVABLE

      During the nine months ended September 30, 2006, accounts receivable increased to $704,479 from $554,845, primarily due to the increase in sales, offset by our active collection efforts.

INVENTORY

      Inventories as of September 30, 2006 increased to $922,795 from $383,183 as of December 31, 2005 mainly because of our preparation for our peak selling season which is the last quarter.

CONSTRUCTION IN PROCESS

      On January 20 2006, Deli Solar (PRC) entered into a Construction Contract with Bazhou Xin Quan Construction Company (the "Construction Contract") for the construction of a new steel frame warehouse (618 square meters) and employee dorms and dining room (510 square meters) and the renovation of the offices (618 square meters) (the "Project") at Bazhou City. In accordance with the terms and conditions of a Construction Contract, Deli Solar (PRC) agreed to pay the total construction costs of $237,199, which have been paid as of September 30, 2006.

      On February 10, 2006, Deli Solar (PRC) signed an agreement with Chengde Hui Da Conveyance Equipment Co., Ltd. for the design, manufacture and installation of production plant and machineries for our water tank assembly line. In accordance with the terms and conditions of the agreement, Deli Solar
(PRC) paid $326,410 before September 30, 2006.

PREPAID LAND LEASE

    On March 17, 2006, Deli Solar (PRC) entered into an agreement with the local government to acquire land use rights of 61,530 square meters at the price of approximately $919,858, which was paid before June 30, 2006. This piece of land is close to the present Bazhou factory and will be used to enlarge the present Bazhou manufacturing base at Bazhou City.

CASH

      Cash and cash equivalents decreased from $5,629,168 at December 31, 2005 to $4,580,200 at September 30, 2006, primarily as a result of land use right acquisition, project construction and the facility purchase as above referenced. In the foreseeable future, capital investment could decrease our working capital further as a result of significant investments in acquisition of businesses, expansion of production capacity and new product development.

Item 3. Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

      At the conclusion of the period ended September 30, 2006 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

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



Item 6.       Exhibits.


Exhibit No.         Description

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


                                          Deli Solar (USA), Inc.
                                                (Registrant)

Date: November 14, 2006                   /s/ Deli Du
                                          -----------
                                              Deli Du
                                              Chief Executive Officer

Date: November 14, 2006                   /s/ Jianmin Li
                                          --------------
                                              Jianmin Li
                                              Chief Financial Officer