Form 10KSB
period 2006-12-31
Deli Solar (USA), Inc.
filed 2007-04-11
CIK 717588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-KSB
____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended _December 31, 2006_____

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-12561

Deli Solar (USA), Inc.
(Name of small business issuer in its charter)

Nevada	95-3819300
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No.)

Building 3 No. 28, Feng Tai North Road, Beijing, China	100071
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code +86-10-63850516

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $21,468,313 for the fiscal year ended December 31, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the bid price of the registrant's common stock as quoted on the OTC Bulletin Board on March 30, 2007, was approximately $11,446,515.

  The number of shares outstanding of the Registrant's common stock as of March 30, 2006 was 6,205,290.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No: ☒

Deli Solar (USA), Inc.
Form 10-KSB
For the Fiscal Year Ended December 31, 2006

Table of Contents

Forward-Looking Statements and Associated Risk

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include, but are not limited to: market and customer acceptance and demand for our products; our ability to market our products; fluctuations in foreign currency markets; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment; fluctuations in operating results, including spending for research and development and sales and marketing activities; and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission (the “SEC”).

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the currency of the People’s Republic of China (the “PRC”), yuan (also known as the Renminbi). According to Xe.com as of March 30, 2007, $1 = 7.7308 yuan and RMB 1 = $0.1294.

  The "Company", "we," "us," "our," and the "Registrant" refer to (i) Deli Solar (USA), Inc. (“Deli Solar (USA)”, formerly also known as Meditech Pharmaceuticals, Inc.), (ii) Deli Solar Holding Ltd., (“Deli Solar (BVI)”), a wholly-owned subsidiary of Deli Solar (USA) and a limited liability company organized under the International Business Companies Act of the British Virgin Islands, (iii) Bazhou Deli Solar Heating Energy Co., Ltd. ("Deli Solar (Bazhou)"), a wholly-owned subsidiary of Deli Solar (BVI) and a limited liability company organized under the laws of the PRC, (iv) Beijing Deli Solar Technology Development Co., Ltd. (“Deli Solar (Beijing)”), a wholly-owned subsidiary of Deli Solar (USA) and a limited liability company organized under the laws of the PRC, and (v) Beijing Ailiyang Solar Energy Technology Co., Ltd. (“Ailiyang”), a wholly-owed subsidiary of Deli Solar (Bazhou). Deli Solar (Bazhou), Deli Solar (Beijing) and Ailiyang are sometimes collectively referred to as Deli Solar (PRC) in this report but not in the financial notes where Deli Solar (PRC) solely refers to Deli Solar (Bazhou).

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

Deli Solar (USA), Inc. was formerly known as Meditech Pharmaceuticals, Inc. (“Meditech”), which was incorporated in Nevada on March 21, 1983. On August 29, 2005 Meditech completed a spin-off of its drug development business to East West Distributors, Inc., its wholly owned subsidiary.

Deli Solar (BVI) is a holding company for Deli Solar (Bazhou), which operates a solar and renewable energy business in the PRC. On March 31, 2005, Meditech entered into a Stock Contribution Agreement (the "Stock Contribution Agreement") with Mr. Deli Du of Bazhou City, Hebei Province, PRC. Under the Stock Contribution Agreement, Meditech acquired all of the issued and outstanding shares of capital stock of Deli Solar (BVI) (par value US$0.05 per share) in exchange for the issuance of 4,067,968 shares (the number and the price of the shares as described in this paragraph have been adjusted to give effect to the one-for-six reverse stock split of all issued and outstanding shares of our common stock, which became effective on August 15, 2005) of Meditech’s common stock (par value $.001 per share). In connection with the transactions contemplated by the Stock Contribution Agreement, on March 31, 2005, we raised a total of $6,000,015 from the sale of common stock and warrants. As a result of foregoing transactions, the former shareholders of Deli Solar (BVI) became holders of majority of the common stock of Meditech and Deli Solar (BVI) became a wholly-owned subsidiary of Meditech. On August 15, 2005, Meditech changed its name from “Meditech Pharmaceuticals, Inc.” to “Deli Solar (USA), Inc.” (the transactions described in this paragraph, are collectively referred to herein, the "Reverse Merger"). Further information regarding the Reverse Merger is contained in the Current Report on Form 8-K filed with the SEC by Meditech on April 6, 2005 and a Schedule 13D filed by Mr. Deli Du with the SEC on April 18, 2005.

In the second quarter of 2006, Deli Solar (USA) set up a new wholly-owned subsidiary - Deli Solar (Beijing) to further develop our business in Beijing. Deli Solar (Beijing) is principally engaged in large solar water heater installation and construction projects in major cities in the PRC. We contributed $1 million into Deli Solar (Beijing) as its registered capital.

Summary of our Business and Structure

Deli Solar (Bazhou) was founded in 1997 and is engaged in the business of designing, manufacturing and selling renewable energy systems to produce hot water and for space heating. Its principal products are solar hot water heaters and multifunctional space heating products, including coal-fired residential boilers. Deli Solar (Bazhou) also sells component parts for its systems, and provides after-sales maintenance and repair services. On August 1, 2004, Deli Solar (BVI) purchased all the capital stock of Deli Solar (Bazhou) from Messrs Deli Du, Xiao'er Du, and Xiaosan Du for RMB 6,800,000 (approximately $879,920). Therefore Deli Solar (Bazhou) became a wholly foreign-owned enterprise ("WFOE") under PRC law, by virtue of its status as a wholly-owned subsidiary of a foreign company, Deli Solar (BVI).

On November 21, 2005, Deli Solar (Bazhou) acquired all the capital stock of Ailiyang for a total purchase price of RMB 500,000 (approximately $64,700). The sole business of Ailiyang has been to serve as a distributor of Deli Solar (Bazhou). Details of the acquisition were reported in our Current Report filed with the SEC on November 28, 2005.

In the second quarter of 2006, Deli Solar (USA) set up a new wholly-owned subsidiary - Deli Solar (Beijing) to further develop our business in Beijing. Deli Solar (Beijing) is principally engaged in large solar water heater installation and construction projects in major cities in China. We contributed $1 million into Deli Solar (Beijing) as its registered capital.

Deli Solar (Bazhou) and Deli Solar (Beijing) currently have a total of approximately 364 employees and utilizes three factory facilities in Bazhou with a total of over 72,590 square meters of production, warehouse, and office space and space for use as a distribution center and a approximately 2,000 square meters of office space and exhibition center in Beijing. A complete description of our properties and facilities is contained in "Item 2 - Description of Property" below.

Our executive office is located at Building 3, No. 28 Feng Tai North Road, Beijing, China, 100071 and our telephone number is +86-10-63850516. Our factory facilities are located outside of the city of Bazhou in the Hebei Province of the PRC.

The following diagram sets forth the corporate structure of the Company as of December 31, 2006:

Neither Deli Solar (USA) nor Deli Solar (BVI) have any operations or plan to have any operations in the future other than acting as a holding company and management company for Deli Solar (Bazhou) and/or Deli Solar (Beijing) and raising capital for its operations. However, we reserve the right to change our operating plans regarding Deli Solar (USA) and Deli Solar (BVI).

OUR BUSINESS

We, through Deli Solar (PRC), design, manufacture and sell solar hot water heaters and coal-fired boilers and space heating products. We also provide components, parts and after-sale services associated with these products. Approximately 60% of our revenues are derived from our solar hot water business, with the balance of approximately 40% of our revenues from sales of our coal-fired boilers and space heating products.

Most end users of our products use them to heat water for their homes, with a concentration in rural areas where electricity is in short supply. Our coal-fired residential boilers, furnaces and heating stoves are also used as primary household space heaters during cold weather and cooking stoves.

Solar Hot Water Heater Products

Our primary products are solar hot water heaters. Solar hot water heaters use sunlight to heat either water or a heat-transfer fluid in collectors. The solar collector is mounted on or near a house facing south. As sunlight passes through the collector's glazing, it strikes an absorbing material. This material converts sunlight into heat, and the glazing prevents the heat from escaping. The two most common types of solar collectors used in solar water heaters in the PRC market are evacuated tube collectors and glazed flat plate.

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

Types	Approx. % of total sales revenues	Sub-types	Approx. % of total solar product revenue

Evacuated Tubular Solar Water Heaters	90%	Regular Evacuated Tubular Solar Water Heaters	85%

		Evacuated Heat Pipe Solar Water Heaters	5%

Flat Plate Solar Water Heaters	10%		N/A

Evacuated Tubular Solar Water Heaters.

This line of products can generate hot water all year round for homes, whether or not they are located in a cold climate. There are two types of vacuum tube water heaters currently available: i) the regular evacuated tubular solar water heaters; and ii) evacuated heat-pipe solar water heaters. Our regular evacuated tubular solar water heaters use all-glass vacuum tubes, and our evacuated heat pipe solar water heaters use heat pipe vacuum tubes. The primary use of our evacuated tubular solar water heaters is to generate hot water for household uses. However, solar thermal energy can also be employed in industrial processes, timber treatment, agricultural processes, cooling and space heating.

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

Our evacuated heat pipe solar water heaters use heat pipe vacuum tubes to convert solar energy into thermal energy. A heat pipe vacuum tube is a hermetically sealed evacuated tube containing a mesh or sintered powder wick and a working fluid in both the liquid and vapor phase. When one end of the tube is heated the liquid turns to vapor absorbing the latent heat of vaporization. The hot vapor flows to the colder end of the tube where it condenses and gives off heat. The use of the latent heat of the fluid enables heat to be transferred at 500 to 1000 times the rate compared with a solid metal rod and at temperature differences between the ends of the pipe as low as 2 °C (i.e. 3.6°F difference). The heat-pipe vacuum tube is a combined pipe and vacuum technology. This product line features fast heating, minimum thermal loss, high temperature resistance, anti-freeze and good pressure resistance. Evacuated heat pipe solar water heaters, if pressurized, can produce high pressure hot water which provides a solution where uneven temperature is a problem. Our pressurized evacuated heat pipe solar water haters can be customized according to actual needs of our customers. Moreover, heat pipe vacuum tubes are more difficult to manufacture and have higher production costs than all-glass vacuum tubes. Given our targeted residential household market, we only sell a limited amount of evacuated heat pipe solar water heaters, comprising approximately 5% of our solar hot water heaters sales.

Flat Plate Solar Water Heaters.

This type of solar water heater consists of a flat-plate solar collector and a hot water tank with natural circulation (thermosyphon). The collector is constructed from either a copper-aluminum mix, all copper, or anti-corrosive aluminum. The collector is a rectangular box with a transparent cover and a back side insulation layer. Small tubes run through the box and carry fluid-either water or other fluid, such as an antifreeze solution. The tubes attach to the collector. As heat builds up in the collector, it heats the fluid passing through the tubes. The hot water or liquid goes to a storage tank. Flat plate solar water heaters made by foreign manufacturers typically can provide a household with 70-100 liters of hot water (at 40-60°C) per day all year round. However, the anti-freeze technology for the flat plate has not fully developed in the PRC. Our flat plate solar hot water heaters, and to our knowledge, other flat plate solar hot water heaters that are currently available in China, can be used only during the spring, summer and fall seasons. Our sales of this product comprise approximately 10% of our total solar hot water heater sales.

Integrated Solar Heating Packages

A growing number of our products are being used in complete building integrated solar heating packages, which integrate our solar hot water and space heating systems directly into the construction of new multi-family dwellings, commercial office buildings and industrial developments. In August 2005 we entered into a construction agreement with Beijing Municipal Mengtougou District Yingtaogou Village Committee to install our solar hot water and space heating systems in 83 detached houses by March 30, 2007. As of December 31, 2006, we completed the installation of our solar hot water and space heating systems in 16 of such houses. The project is currently in suspension due to a payment default.

Boilers and Space Heating Products

Our boilers, furnaces and stove heating products are coal-fired, small scale units for residential space heating and cooking purposes. We manufacture more than 80 types of boilers, furnaces, space heating and stove cooking products. Separated by functions and usage, our boilers, furnaces and stove heating products can be divided into three types: 1) combined cooking and space heating, comprising approximately 60% of our sales of boilers and space heating products, 2) combined shower and space heating, comprising approximately 10% of our sales of boiler and space heating products, and 3) multifunctional shower, cooking and space heating, comprising approximately 30% of our sales of boilers and space heating products.

We have also developed two environmentally friendly boilers: smokeless coal-fired boilers and bio-materials furnaces. The former does not produce smoke and the latter utilizes waste materials such as dry hay to generate heat. The development of these products has been completed and we plan to market them during the current fiscal year.

New Product Pipeline

We have the following products in the product planning and developing stage:

Photovoltaic powered water heaters. Currently we are in the process of improving the physical performance of photovoltaic powered water heaters. Photovoltaic technology (PV) is a technology that converts solar energy into electricity. Photovoltaic modules or panels are made of semiconductors that allow sunlight to be converted directly into electricity. These modules can provide customers with a safe, reliable, maintenance-free and environmentally friendly source of power for a very long time. This system consists of a photovoltaic array connected to several resistive heating elements within a water storage tank. The PV array produces electrical power during periods of solar irradiation and this power is immediately dissipated in the resistive elements. We believe that the following factors make photovoltaic powered water heaters an attractive addition to our existing product line: severe electricity shortages for the PRC's grid-connected residents, the complete absence of grid electricity for millions of others and the poor prospect of improvement via incremental central station capacity and grid development in the near future, the abundance of solar energy resource in the PRC and an active rural banking system. We currently anticipate that the earliest this product will become available on the market is later this year.

Densely Covered Regular Tubular Heaters. We are currently developing a new solar water heater which is designed with densely covered evacuated tubes to improve heating efficiency with only a small cost increase. As an updated regular evacuated tubular heater, this product installs more tubes in one square meter than normal products do. For instance, it has ten tubes on one collector while others only have eight. We plan to begin marketing this product in June 2007.

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

During the past three years, we have purchased stainless steel plate primarily from Lingyi Co. in Shangdong Province. Our three principal suppliers of vacuum tubes have been Shangdong Taian Co., Beijing Linuo Co. and Beijing Tianpu Co.. Our principal supplier of steel and iron plate has been the local market in Bazhou City, where Deli Solar (Bazhou) is located, which consists of approximately 100 steel suppliers. We do not rely on any particular suppliers to procure other raw materials.

Manufacturing Process, Cost, and Capacity

Deli Solar (Bazhou) assembles and manufactures most of its products in its own production facility in Bazhou. Our senior manufacturing personnel include a number of professional engineers and senior technology consultants. Currently, we use primarily manual labor for our product because of availability of cheap labor in the Bazhou area. However, we are in the process of automating some of our production processes. In February 2006, we purchased an automated production line for the manufacture of water tanks. That production line is still being assembled, tested and validated and is anticipated to commence production in May 2007.

We employ approximately 235 permanent manufacturing employees and also contract 129 temporary workers to meet increased production requirements, when necessary. During manufacturing peak seasons for solar hot water heaters, which normally are the second and third calendar quarters of the year, we have at least approximately 300 workers working 3 shifts and 7 days per week. We pay our production workers by items produced. Because of the strategic location of our manufacturing facilities, we are able to take advantage of low labor cost in the Bazhou area, which we estimate to be approximately 40% lower than that in the Beijing or Shanghai areas. We have not experienced a great deal of worker turnover because there are relatively few manufacturing employment positions in the Bazhou area and believe that we have achieved a high level of employee loyalty. Set forth below is certain information regarding our current manufacturing capacity:

Current Manufacturing Capacity

	Daily Production (Approximate Units)	Annual Production (Approximate Units)

Solar Hot Water Heaters	300	80,000

Boilers and Space Heating Products	150	39,000

Quality Control

Our manufacturing processes follow strict guidelines and standard operating procedures that we believe are compliant with ISO 14000. Our products are routinely tested as are individual aspects of our production. We are in the process of applying for ISO 14000 certification. We anticipate that the certification may be issued in May 2007.

Because of our stringent quality control system, most of our products are certified by governmental quality control testing centers, such as Hebei Province New Energy Products and Projects Quality Control and Testing Center, and Beijing Technology Supervisory Bureau. We also received awards from Hebei Province Consumers Organization and Hebei Province Administration of Industry and Commerce, as well as endorsement from the China Rural Areas Energy Industry Association. The following table sets forth the brands of our products that are certified by Beijing Technology Supervisory Bureau to have met the National Industry Standard NY-T 343-1998, which is the testing standard for solar hot water heaters' thermal power:

Brands	Products	Model Numbers

Deli Solar Brand	Solar Water Heaters	DLYG-12/75

Ailiyang Brand	Solar Water Heaters	ALY-12/75

Dudeli Brand	Solar Water Heaters	DDL-12/75

Deyu Brand	Solar Water Heaters	DY-12/75

Original Equipment Manufacturer (OEM) Arrangement

As set forth above, our sales peak season normally occurs in the second and third calendar quarters of the year for solar hot water heaters and the third and fourth calendar quarters of the year for boilers and space heating products. During the sales peak seasons when our production capacity falls short of the market demand, we assemble and manufacture products through Original Equipment Manufacturer ("OEM") arrangements. Under a typical OEM arrangement, we authorize an OEM to manufacture products under our brand names and/or trademarks. We achieve quality control over products manufactured under such OEM arrangement by sending our technicians on site to supervise the production and test the products. During fiscal year 2006, we contracted three OEM. They are Beijing Shen Guang Solar Power Co., Ltd., Shandong Xin Xing Solar Power Heater Co., Ltd. and Hebei Guang Lei Stove Co., Ltd.

Manufacturing through OEM arrangements comprises approximately 30% to 40% of our total sales during the peak season. For fiscal year 2006, the three OEM generated an aggregate of 40% of our annual revenues. The OEM manufacturers typically receive approximately 1% of the gross sales from the products they manufacture for us. Most of the OEM manufacturers we select are located near areas where products are demanded, thereby minimizing transportation costs.

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

Seasonality of Business

Our sales fluctuate, reflecting seasonal variations in solar energy supply during the four seasons. We have higher sales of solar hot water products in the spring because solar hot water heaters perform the best during the summer when solar energy is abundant. High sales volumes for coal boilers occur in the fall because customers purchase our space heating products for the winter. Sales volumes for our products tend to be lower between January and March.

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

Boiler and Space Heating Industry

The PRC space heating industry is not new, but the modern systems that we sell are new for our customers. While many rural PRC households have considered hot water a luxury, heat generating facilities for cooking and space heating purposes in one form or another are considered basic necessities. These heat generating facilities are generally extremely primitive and inefficient, and usually consist of hearths and biomass stoves, which are dirty, unsafe and difficult to handle with respect to fuel. As many rural households have started to earn disposable income in recent years, many of them can afford to modernize their cooking and space heating facilities by using coal-fired boilers, which have become one of the principal means for such modernization among the PRC rural households.

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

Our Advertising

Based on various advertising effectiveness studies in the PRC, we believe that large scale advertising on TV and other mass media can have a significant impact on rural residential purchase decisions. Accordingly, we spent approximately $1.1million, or 5.2% of sales, on advertising in 2006. In 2005 and 2004, we spent over $646,000 and $278,000, respectively, or 4.2% and 4.6% of sales, respectively, on advertising.

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

Distribution Channel for Solar Water Heater Systems

The PRC is a geographically vast country and the market for our products covers many regions. To penetrate the market effectively, especially the less-developed rural areas, we have established a vast distribution and sales network that includes approximately 604 distributors and wholesalers and approximately 2,000 local appliance retailers covering 27 provinces in China, with a focus on the northern PRC area, north-eastern PRC area, Beijing metropolitan area, and Tianjing metropolitan area. The northern PRC area includes Hebei Province, Henan Province, Shangdong Province, Shanxi Province, and An'hui Province. The north-eastern PRC area includes Liaoning Province and Heilongjiang Province.  Sales to these areas consist of approximately 70% of our total sales revenues. We believe that our comprehensive distribution and sales network enables us to efficiently service the rural communities without having to rely on any particular agent or distributor for our sales. In the past five years, no single agent or distributor has generated more than 5% of our total annual sales.

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

We carefully select our distributors and provide support to them. Our contracts with our wholesalers and distributors normally have a three- to five-year term. While most of our agency and distributor contracts are non-exclusive, we are seeking to establish exclusive distribution relationships with some strong distributors. We require new sales agents to deposit a significant amount of cash as a down payment towards the purchase of our systems. We consider the following factors in our selection of a new distributor or wholesaler:

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

In fiscal 2003, the largest manufacturer was Huangming Solar Water Heaters, Co, Ltd. (“Huangming”), which had 5% of the total market. The second and third largest companies were Tsinghua Sunshine Solar Water Heaters, Co, Ltd. and Huayang Solar Water Heaters, Co, Ltd., each of which had approximately 3% of the market in the PRC. There has not been similar ranking information for fiscal years 2004 through 2006 available to us; however, we believe the market shares remain similar to that of 2003.

Ranking of Solar Hot Water Companies by Market Share Based on Revenue in 2003
Company	Ranking	Market Share	Profitable

Huangming	1	5%	No

Tsinghua Sunshine	2	3%	No

Huayang	3	3%	No

Deli Solar (PRC)	19	0.4%	Yes

Top 10 Companies		17%

Source: Chinese Energy Research Association

In fiscal year 2003, we generated $6.01 million in sales revenue, representing a market share of 0.4% and a ranking of number 19 among solar hot water companies nation-wide in terms of sales revenue. Our sales revenue for fiscal years 2004, 2005 and 2006 were $9.5 million, $15.6 million and $21.16 million, respectively.

We believe our success lies in our quality control, brand recognition strategy, comprehensive distribution network and advertising.

RESEARCH AND DEVELOPMENT ACTIVITIES

Our research and development ("R&D") expenses have historically been approximately 1% to 2% of our annual sales revenues. Most of these expenses were spent in designing and manufacturing new products. In 2005, our R&D expenses consisted of approximately 0.5% of our annual sales revenues, which we used to improve the functions and appearance of our current products instead of developing new products. In 2006, we spent approximately $51,741 in R&D on the development of pressurized evacuated heat pipe solar water heaters. We also conduct other R&D activities based on our customers' specific request for certain new functions or improvements on our existing products. The R&D expenses associated with such R&D activities are generally borne by the requesting customers.

Currently, we have a R&D team of three full time members and part time research assistants. Our senior engineer members include: Luo Yunjun, who also serves as the chairman of Beijing Solar Industry Association, and Hao Fangzhou, who also serves as the chairman of the Chinese Economic Boiler Association.

We executed a Cooperation Memorandum (the “Memo”) with the Key Laboratory of Heat Transmission and Energy Saving Education of Beijing University of Industry (“BUI”) in February 2006 for cooperation on research and development of renewable energy technologies. The Memo sets forth a general cooperation framework between the two parties: we provide funding for certain renewable energy research and development projects undertaken by BUI. Further details of each party’ rights and obligations will be on a project by project basis with specific agreements.

INTELLECTUAL PROPERTY

Trademarks.

Deli Solar (PRC) is the holder of the following trademarks registered with the Trademark Offices of the PRC National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Authorized Scope	Valid Term	Certificate Number

Deli Solar	Boiler (Space Heating Utility);	03/14/2003	to 1978396
	Solar Hot Water Utility;	03/13/2013
Solar Stove and Solar Energy
Collection Heater

Du Deli	The same as the above	01/28/2003	to 1978532
01/27/2013

De Yu	Solar Energy Collection Heat	07/28/1998	to 1195609
	and Boiler (Not machine accessory)	07/27/2008

Aili Solar (to	Approved, pending the trademark certificate delivery
replace our
brand "Ailiyang")

A registered trademark is protected for a term of ten years, renewable for another term of ten years under the trademark law of the PRC, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

We were informed in March 2007 that our trademark application on "Aili Solar" was approved pending the delivery of the certificate.

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

GOVERNMENT REGULATION

We are not subject to any requirement for governmental permits or approvals or any self regulatory professional associations for the manufacture and sale of solar hot water heaters. We are required to obtain a production approval from the Quality and Technology Supervisory and Control Bureau at the provincial level for the manufacture and sale of boilers and space heating products. Deli Solar (PRC) obtained the approval to manufacture, install and repair small and regular size pressure boilers and space heating products from Hebei Provincial Quality and Technology Supervisory and Control Bureau on August 28, 2002 effective for five years. Other than the foregoing, Deli Solar (PRC) is not subject to any other significant government regulation of its business or production, or any other government permits or approval requirements, except for the laws and regulations of general applicability for corporations formed under the laws of the PRC.

COMPLIANCE WITH ENVIRONMENTAL LAWS

To our knowledge, neither the production nor the sale of our products constitute activities or generate materials, in a material manner, which causes our operation to be subject to the PRC environmental laws.

EMPLOYEES

Deli Solar (PRC) currently has approximately 364 employees, among which approximately 235 are permanent full time manufacturing employees and 129 are temporary workers.

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

ITEM 2. DESCRIPTION OF PROPERTY

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right." The following are the details regarding our land use rights with regard to the two pieces of land that we use in our business. The land use rights owned by Deli Du, our CEO, President and Director, have been transferred to us in October 2005 for a price of RMB20,000 (approximately $2,588). The application for the change of the land use right certificate for this piece of land was submitted to Bazhou City National Land Resources Bureau on January 16, 2006. Once the application is approved, the registered holder for this land will be Deli Solar (Bazhou).

On March 17, 2006, Deli Solar (Bazhou) entered into an agreement with the local government to acquire land use rights of a land of 61,530 square meters at the price of approximately $919,858. This piece of land is close to the present Bazhou factory and is used to enlarge the present manufacturing base at Bazhou City. The land use right certificate to Deli Solar (Bazhou) is pending as the date of this report.

Registered Holder	Location & Deed Number	Usage and Nature	Square meters	Construction/building on the land	Term of use right	Transfer price
Deli Solar (Bazhou)	Bazhou, Ningnan Village; #98060026	Industrial Transferred Land	10,244.05 Sq. M	Plant, warehouses, accessories room, convention center	50 years (from March 25, 1998 to March 25, 2048	RMB 615,000 (approximately $79,581) was paid to the Langfang Municipal Land Administration Bureau, plus annual land use fee of RMB 5122 (approximately $ 662.79)

Mr. Deli Du	Eighty kilometers from Bazhou Jingbao Road North; #20010700405	Office space for Deli Solar (Bazhou) Granted Land	816 Sq. M	Office building, accessories room	50 years (from June 11, 2001 to June 3, 2051	RMB 20,000 (approximately $ 2,588) was paid to the Langfang Municipal Land Administration Bureau

Deli Solar (Bazhou) - Pending to be proceeded	Close to Bazhou Jingbao Road	Factory Facilities Collectively Owned - transfer pending	61,530 Sq. M	Factory facilities	Pending the Land Use Right Certificate	approximately $919,858 was paid to Bazhou local government

Total			72,590.05 Sq. M

We lease 19,140 square meters of land (“Leased Land”) from Bazhou County Credit Union Lianshe Branch ("Credit Union") for an office building pursuant to a 20 year renewal lease at an annual rent of RMB 120,000 (approximately $ 15,528) commencing May 1, 2003. The lease is automatically renewable for another 20 year term subject to terms to be negotiated at the expiration of the first 20-year term. We are retaining a majority of the building's usable space for our business and seeking to sublease the rest to parties with business related to ours such as our sales agents, distributors, accessory parts dealers, and after-sales service agents. We also constructed a business center on the Leased Land. The business center is to be used for show rooms, retail stores, and a distribution center for solar related products and space heating products.

We lease our Beijing office facility of approximately 2,000 square meters at No. 28, Fengtai Bei Road, Fengtai District from Beijing Dajiangxia Technology and Trade Co., Ltd. pursuant to a renewable lease commencing October 1, 2005 to August 8, 2011 for an annual rent of RMB370,000 (approximately $47,878) for the first year and RMB400,000 (approximately $ 51,760) for the second year, and the following years pending a possible increase.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries is a party to any pending legal proceedings, nor are we aware of the threat of any such proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of securities holders of the Company during the fourth quarter of fiscal year 2006 through the solicitation of proxies or otherwise.

PAT II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the over-the-counter Bulletin Board under the symbol "DLSL.OB".

On December 29, 2006, the closing price for the common stock of the Company was $1.24. The closing prices for the fiscal quarters for fiscal years ended on December 31, 2005 and December 31, 2006 are set forth below:

Quarter Ended	High	Low
03/31/2005	10.01	0.01
06/30/2005	2.8	1.95
09/30/2005	16.75	1.95
12/31/2005	16.75	7
03/31/2006	11	7.5
06/30/2006	11	11
09/30/2006	6.5	1.3
12/31/2006	2.5	0.7

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

As of December 31, 2006, there were 6,205,290 shares of our common stock issued and outstanding, and there were approximately 2,531 holders of record of our outstanding shares. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

There were no sales of unregistered securities by the Company during the year ended December 31, 2006.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements". All statements, other than statements of historical facts, included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially, the prospects for future acquisitions; the competition in the solar hot water product market, the competition in the solar water heaters and boilers industry and the impact of such competition on pricing, revenues and margins; and the cost of attracting and retaining highly skilled personnel.

OVERVIEW

Deli Solar (USA), Inc. was formerly known as Meditech Pharmaceuticals, Inc. (“Meditech”), which was incorporated in Nevada on March 21, 1983. On March 31, 2005, we completed a strategic reorganization with Deli Solar Holding Ltd., a corporation organized in the British Virgin Islands under its International Business Companies Act ("Deli Solar (BVI)"), which is a holding company for Bazhou Deli Solar Heating Energy Co., Ltd. ("Deli Solar (Bazhou)"), a Chinese operating company in the solar and renewable energy business. On August 29, 2005 Meditech completed a spin-off of its drug development business to East West Distributors, Inc., its wholly owned subsidiary.

Our indirectly wholly-owned subsidiary, Deli Solar (Bazhou) was founded in 1997. Its main products are solar hot water heaters and space heating and cooking products including coal-fired residential boilers. It also sells accessories, parts, and components, and provides after sales maintenance and repair services. Our directly wholly-owned subsidiary Deli Solar (Beijing) was founded in 2006 which principally engaged in solar power heater integrated construction projects in major cities in China. In the new housing projects, large scale application of solar power heater integrated technology could achieve the cost efficiency and energy saving at the same time. This market is estimated to have a better gross profit than solar power heater retail. However, the management is in the process of evaluating the market potential and it was said that urban construction regular may pose stringent restriction on housing construction which may impact the solar power heater integrated construction projects we are contemplating.

In mid-October, we signed a Memorandum of Understanding ("MOU") with Tian Jin Hua Neng Group to acquire its 51% ownership of the Tianjin Hua Neng company, which manufactures energy saving boilers and environmental protection equipment for industrial customers. Aside from the purchase price, which is still being negotiated, we also agreed to invest approximately $2.5 million into the new company. The transaction has not yet taken place. We believe Tianjin Huaneng had approximately $15 million sales revenue and $2 million in net profits before taxes for 2006 and we are continuing due diligence on the company and there can be no assurance the actual revenues and profits will be at these levels.

In December 2006 we signed anMOU with Shenzhen Xiongri Solar Power Co., Ltd. (“Shenzhen Xiongri”) to acquire 60% of its equity for a purchase price of approximately $250,000 and additional contingent consideration of up to $5 million consisting of shares of our common stock. Shenzhen Xiongri is located Shenzhen, PRC. Its local government provides strong support for the solar water heater industry which could help us grow business in that area. We paid an initial deposit of $256,278 to Shenzhen Xiongri. The acquisition has not taken place as of the date of this Report. We believe Shenzhen Xiongri had approximately $7 million sales revenue and $1 million in net profits before tax in 2006 but are continuing due diligence on the company and there can be no assurance the actual revenues and profits will be at these levels.

We developed 71 new sales agents in fiscal 2006 which brings the total number of our sales agents in the PRC to 604 at December 31, 2006. Most of these new sales agents are in the northern region of the PRC, close to our manufacturing facility, where we can minimize the transportation cost and service. The new agents are expected to penetrate their respective markets and strengthen our market position there.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2005 and December 31, 2006.

Sales and Gross Profit

Sales increased to $21,468,313 for the year ended December 31, 2006 as compared to $15,577,447 for the prior year, an increase of approximately $5,890,866 or 37.8%. The increase in our sales was a result of our continued efforts in sales and marketing. We recruited more sales agents and expanded our sales coverage. The increase in the average household income, particularly in the rural areas and small and medium size cities, has driven up the demand of our products. Approximately, $12.95 million was derived from sales of solar hot water heaters, a 26% increase from fiscal 2005; approximately $7.4 million was derived from sales of coal-fired boilers and space heating products, about a 49% increase as compared to fiscal 2005. We plan to continue to develop new sales agents to expand our sales network in rural areas in 2007.

Gross profit for the year ended December 31, 2006 was $4,625,319 or 21.5% of revenues as compared to gross profit of $3,708,988 or 23.8% of revenues for the prior year. The increase in gross profit resulted primarily from the increase in sales revenue. In fiscal 2006, we sold nearly one hundred and thirty three thousand units of solar water heater products and ninety-nine thousand units of boiler heater products. The profit margin in fiscal 2006 dropped principally because of market pressure to keep our prices competitive.

Cost of Sales

In line with the increase in our sales, our costs of goods sold were $16,842,944 for the fiscal year ended December 31, 2006, an increase of $4,974,535 or 41.9% from the period in fiscal 2005. Management continues to focus on cost controls for raw materials. The supply of raw materials is currently a buyer’s market and management believes such trend will continue, which will provide the company the opportunity to be more selective in its purchase of raw materials. We try to minimize our product costs and keep our product prices competitive.

Operating Expenses

Operating expenses increased to $3,414,707 for the year ended December 31, 2006 as compared to $2,389,185 for the prior year, an increase of $ 1,025,522 or about 42.9%.

Among the increase of operating expenses, selling expenses increased to $459,746 from $256,634 for the prior year, an increase of $203,122, or 79.1%. Selling expenses, other than advertising, consisted primarily of transportation expenses, sales agency administration expenses and after sales services. The increased selling expenses were principally caused by the increase in our sales force and selling activity. We had 364 employees and 604 independent selling agents engaged in sales and marketing as of December 31, 2006, as compared to 276 and 586, respectively, as of December 31, 2005.

General and administrative expenses were $1,414,459 for the fiscal year ended December 31, 2006, or approximately 6.6% of sales, compared to $1,279,714 or approximately 8.2% of sales, for the fiscal year ended December 31, 2005. Even though general and administrative expenses increased in 2006 by 10.5%, as a percentage of sales, it decreased year over year based on our budget control efforts.

We spent $1,106,488 on advertising, or approximately 5.2% of our sales for the fiscal year ended December 31, 2006, a 1% increase as compared with $646, 667 or approximately 4.2% of our sales for the fiscal year ended December 31, 2005. We continue our efforts in advertising to expand our market.

Income from Operations

Operating income totaled $1,210,612 for the year ended December 31, 2006 as compared to operating income of $1,319,803 for the year ended December 31, 2005, a decrease of $109,191 or 8.3%. As a percentage of sales, operating income was 5.64% in 2006 as compared to 8.47% for the prior year. The decrease in operating income as a percentage of sales was substantially due to the increase in advertising and selling expenses in 2006.

Income Taxes

We did not carry on any business or maintain any branch office in the United States during the year ended December 31, 2006 or the year ended December 31, 2005. Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses has been made.

Normally a PRC company is subject to enterprise income tax at the rate of 33%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually. However, pursuant to the relevant laws and regulations in the PRC, Deli Solar (Bazhou), as a wholly foreign owned enterprise (“WFOE”) in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, after loss carry-forwards from the previous five years have been recovered. Since Deli Solar (Bazhou) was converted into a WFOE in March 2005, it enjoyed a two-year tax-exempt treatment, which ended December 31, 2006. It will be subject to 50% of its enterprise income tax from 2007 until 2010. Our direct subsidiary, Deli Solar (Beijing), is also a WFOE and it had net loss for 2007. Consequently, it did not incur income tax.

Net Income

Net income was $1,239,501 and the comprehensive income including foreign currency translation adjustment was $1,598,853 for the fiscal year ended December 31, 2006, compared with $1,298,974 and $1,473,531 respectively for the fiscal year ended December 31, 2005. The net income in fiscal 2006 was affected by the decrease in gross margins and increase in sales and marketing expenses.

Liquidity and Capital Resources

Since Deli Solar (Bazhou)'s inception, it has financed its operations and met capital expenditure requirements primarily through cash flows from operations, bank loans and lines of credit, capital from its shareholders and related parties and outside sources. We has cash in the amount of $3,212,065 at the end of fiscal 2006, a decrease of $2,417,103, compared to $5,629,168 in the end of the fiscal 2005. A land purchase in fiscal 2006 consumed $932,732 in cash and construction consumed $2,815,398 in cash. As the construction of our new manufacturing building and our new automated production line will be coming to an end, we do not anticipate similar expenditures in 2007.

While we anticipate that our cash flows will be sufficient to support our operations for the next 12 months, we will need to raise additional equity capital to make acquisitions for which we have entered into an MOU as described above. There can be no assurance that financing will be available to us, or that if available, that it will be available on satisfactory terms.

Accounts Receivable

Deli Solar (Bazhou) extended unsecured trade credit to some good sales agents and distributors according to their sales volume and historical payment records. For the year ended December 31, 2006, our accounts receivable were $986,809, an increase of $238,334, compared to $748,475 for the same period in 2005. The ratio of accounts receivable to sales was 4.6% in 2006 and approximately the same level compared with 4.8% in 2005. This is primarily due to keeping our credit sales policy and applying it consistently. Some distributors and sales agents, who have a long-term business relationship with Deli Solar (Bazhou) and are well-positioned in the local market but are short on capital resources are supported by Deli Solar (Bazhou) through the provision of credit terms. However, most new agents and small agents are given cash terms.

Allowances for Doubtful Accounts

Allowances for doubtful accounts were $116,363 as of December 31, 2006, a decrease of $77,267 or 39.9%, as compared to $193, 630 as of December 31, 2005. We have credit sales policy to some of our sales agents based on their sales volume and performance. However, some of these sales credits may become risky if repayment is delayed longer than the credit terms. In 2006 we took great efforts in collection and successfully collected some old debts. We will continue to take proactive approach to collect accounts receivable in 2007.

Advances to Suppliers

Advances to suppliers were $1,007,709 for the fiscal year ended December 31, 2006 as compared to $811,275 for the same period in 2005, an increase of $196,434 or 24.2%. The increase was primarily due to advanced payments to our suppliers to purchase more raw materials. Such payment in advance allowed us to receive stable and competitive purchasing prices and guaranteed stable supplies of raw materials.

Inventory

Inventory as of December 31, 2006 and December 31, 2005 amounted to $315,765 and $383,183, respectively. In general, the inventory levels are kept stable despite the increased sales because we have been shipping our finished products faster to our customers.

Accounts Payable

Accounts payable, including trade account payable, other payable and accrued expenses, increased to $205,915 as of December 31, 2006 from $141,153 as of December 31, 2005. Most of these accounts are payable within one year. There are no interest expenses due on these accounts.

Related Party Receivable and Other Receivable

There was no balance in the related party receivable in the end of fiscal year 2006, compared to $37,856 in the end of fiscal year 2005, a decrease of $37,856. The deposits and other receivables were $321,999 at the end of fiscal year 2006, compared to $82,090 at the end of fiscal year 2005, an increase of $239,909. The increase of the other receivables is primarily due to temporary lending to Shenzhen Xiongri after we signed the acquisition MOU with its shareholders.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, the Company expects these assets to be fully recoverable.

Item 7. FINANCIAL STATEMENTS

The following table presents selected financial data for the Company on a consolidated basis for the previous two fiscal years ended December 31, 2006 and 2005.

We derived the selected financial data set forth below from the Company's consolidated audited statements of operations for the two fiscal years ended December 31, 2006 and 2005 and the consolidated audited balance sheets as at December 31, 2006 and 2005, each of which is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

	For the Fiscal Year ended
	December 31,
	2006	2005
Gross revenues	$21,468,313	$15,577,447
Income from operations	$1,210,612	$1,319,803
Net income	$1,239,501	$1,298,974
Comprehensive income	$1,598,853	$1,473,531
Total assets	$12,716,185	$10,903,506
Total liabilities	$490,712	$276,886

The Company's consolidated audited financial statements for the fiscal years ended December 31, 2006 and 2005, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2006. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers and directors of the Company as of the date of this report, who will serve until our next annual meeting, or until their successors are elected or appointed and qualified, are as follows(1):

Name	Position	Age

Deli Du	President, CEO and Director	42
Jianmin Li	Treasurer and CFO	38
Yunjun Luo	Director	71

(1) As we reported on our Current Report on Form 8-K dated March 15, 2007, on March 9, 2007, John D. Kuhns, Kelly Chow and Ravinder Soin, resigned their directorships. Mr. Kuhns also resigned as the Company’s Chairman of the Board and the Audit Committee. Ravinder Soin also resigned from the Audit Committee. On the same day, the board accepted their resignations. The Company is currently seeking additional qualified directors to meet the minimum requirement of three directors in its by-laws and to fill the two vacancies in the Audit Committee.

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

The following are the officers and directors of Deli Solar (Bazhou) as of the date of this report:

Name	Positions	Age

Deli Du	Chairman and Director	42
Yunjin Luo	Director	71
Hao Dong	CEO	32
Xueling Wu	Controller	26

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

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, and to date, all Section 16(a) filing requirements applicable to its insiders were complied with.

CODE OF ETHICS

Our board has adopted a Code of Ethics that applies to our executive offers and employees on July 20, 2006. We filed a copy of the Code of Ethics as exhibit 14 to this report.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects the compensation paid to our principal executive officer. We have not had any executive officer who earned more than $100,000 in any of the previous two fiscal years.

Name and Principal Position	Year	Salary (cash or non-cash) ($)	Bonus (cash or non-cash) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Deli Du (1)	2006 2005	80,000 80,000	-- --	-- --	-- --	-- --	-- --	-- --	80,000 80,000

(1)  Starting from March 31, 2005, Mr. Du received an annual salary from the Company of $80,000. This was not changed in the fiscal year ended December 31, 2006.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

The Company has two executive officers, Messrs Deli Du and Jianmin Li. The Board of Directors serves as the Company’s compensation committee.

The Board of Director’s goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company has no pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity but believes that it executive officer compensation package is comparable to similar businesses in its location of its operations.

None of the executive officers has an employment agreement with the Company. In the absence of such employment agreements, the PRC Labor Laws provide for employment related terms such as the term of employment, the provision of labor-related insurance, termination for cause, termination on 30 days’ notice and termination without notice and the labor-related benefits.

Director Compensation

The following table reflects the compensation of directors for the Company’s fiscal year ended December 31, 2006:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John D. Kuhns	20,000	--	--	--	--	--	20,000
Deli Du	20,000	--	--	--	--	--	20,000
Kelly Chow	20,000	--	--	--	--	--	20,000
Yunjun Luo	20,000	--	--	--	--	--	20,000
Ravinder Soin	20,000	--	--	--	--	--	20,000

Our standard arrangement with the directors of the Company provides that we pay each director an annual compensation in the amount of $20,000 for serving as a director of the Company. There are no other elements of compensation to our directors but it is expected that in the future, we may create a remuneration and expense reimbursement plan. It is anticipated that such a plan would be primarily based on stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the voting securities by (i) any person or group with more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group, as of March 30, 2007.

	Name and	Amount and
Title of	Address of	Nature of Beneficial	Percent of
Class	Beneficial Owner	Owner	Class (1)

Common Stock	Yunchun Wang No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	320,000	5.2%

Common Stock	Deli Du, President, CEO No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	3,152,886	51.62%(2)

Common Stock	Yunjun Luo, Director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	-

Common Stock	Jianmin Li, CFO No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	-

Common Stock	All Directors and Officers of the Company as a group	3,152,886	51.62%

(1)
As of March 30, 2007 we had 6,205,290 outstanding shares. In determining the percent of common stock owned by a Stockholder on March 30, 2007, (a) the numerator is the number of shares of common stock beneficially owned by such Stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the warrants held by such Stockholder, and (b) the denominator is the sum of (i) the total 6,205,290 shares outstanding on March 30, 2007, and (ii) the total number of shares underlying the warrants, which each of the Stockholders has the right to acquire within 60 days upon the exercise of its warrants.

(2)
As a closing condition to the unit purchase agreement under which the seventeen stockholders identified as accredited investors subscribed their shares from the Company in the private placement transaction closed on March 31, 2005, Mr. Du agreed to place 10% of his equity interest in the Company (approximately 320,289 shares) into escrow for the benefit of the accredited investors in the event we fail to attain specified levels of net income. As of the date of this report, such shares are still under Mr. Du’s name. Mr. Du agreed to transfer to the accredited investors when the company fails to reach the net income request under the unit purchase agreement.   Except for the disclosure made above, the Company knows of no other beneficial owners (as a group or otherwise) of more than five percent (5%) of the Company's shares of Common Stock.

Except for the disclosure made above, the Company knows of no other beneficial owners (as a group or otherwise) of more than five percent (5%) of the Company's shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into an agreement, dated April 1, 2005, with Kuhns Brothers, Inc. (“Kuhns Brothers”) which is 95% owned by John D. Kuhns, our former Chairman of the Board, to render financial advisory and consulting services to the Company and its subsidiaries for the period ending December 31, 2005, for which Kuhns Brothers was paid $10,000 per month commencing April 1, 2005. This agreement was renewed on October 22, 2006 and was terminated in March 2007.

  Pursuant to a Consultancy Agreement dated June 2005 between Deli Solar (PRC) and AUS Renewable Energy Ltd., a Hong Kong company controlled by our director, Ravinder Soin, Deli Solar (PRC) retained Mr. Soin as its consultant to assist the Company to market its products and services outside of China for an annual consulting fee of $60,000, payable on a bimonthly basis. Under the agreement, we are obligated to reimburse Mr. Soin for certain travel and transportation expenses associated with the consulting services. This arrangement has been terminated.

None of the directors of the Company is an independent director pursuant to the definition of “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

ITEM 13. EXHIBITS

3.1 Certificate of Incorporation, includes all amendments and restatements, is incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 filed by the Company with the SEC on November 2, 2005.

3.2-1 Bylaws, is incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed with the by the Company with the SEC in August 1983.

3.2-2 Amendment to Bylaws dated October 17, 2005, is incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 filed by the Company with the SEC on March 26, 2001.

4.1 Common Stock Specimen, is hereby reference to the annual report on Form 10-KSB filed on April 17, 2006.

4.2 Form of Warrant, is hereby incorporated by reference to Exhibit 4.2 to the registration statement on Form SB-2 filed by the Company with the SEC on November 2, 2005.

14 Code of Ethics.

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

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tables set forth the fees billed to us for the periods covered by this report by our accountants:

Audit and Non-Audit Fees Paid to MGB Partners, LLP, our former auditor, are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2005
Audit Fees	None.	None.
Audit-Related Fees(1)	$5,000.	$1,500
Tax Fees	None	None
All Other Fees	None	None

(1) All audit related fees paid to MGB Partners, LLP in 2005 are related to review of the financial statements due for periodic reports. The Company paid MGB Partners, LLP $5,000 audit related fees on January 25, 2006 for the reviewing of the Company’s amendment to the registration statement filed on February 6, 2006, which incorporates MGB Partners, LLP’s report relating to the Company’s financial statements for the period May 4, 1982 (date of inception) through May 31, 2004.

Audit and Non-Audit Fees Paid to our current auditor, Child, Van Wagoner & Bradshaw, PLLC and its predecessor firm, Child, Sullivan & Company:

	Fiscal Year Ended	Fiscal Years Ended
	December 31, 2006	December 31, 2005
Audit Fees	$83,000	$35,000
Audit Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None

Because of recent resignation of two of our audit committee members, the full Board of Directors serves the function of the audit committee. It did not pass on whether any non-audit services impacted our auditor's independence. We currently do not have any policy for approval of audit and permitted non-audit services by our board. We are seeking qualified person to serve audit committee of our Board of Directors and plan to adopt procedures for approval of audit and non-audit services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELI SOLAR (USA), INC

Date: April 11, 2007	/s/ Deli Du
By: Deli Du, Chief Executive Officer and President (principal executive officer)

/s/ Jianmin Li
By: Jianmin Li Chief Financial Officer (principal financial officer and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Deli Du	April 11, 2007
By: Deli Du, Director

/s/ Yunjun Luo	April 11, 2007
Yunjun Luo, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Deli Solar (USA), Inc.
Beijing, People’s Republic of China

We have audited the consolidated balance sheets of Deli Solar (USA), Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deli Solar (USA), Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 31, 2007

Deli Solar (USA), Inc.

Consolidated Financial Statements

For the Year Ended December 31, 2006

DELI SOLAR (USA), INC.

Consolidated Balance Sheets

Assets	December 31, 2006	December 31, 2005
Current assets
Cash and cash equivalents	$3,212,065	$5,629,168
Trade accounts receivable	986,809	748,475
Allowances for doubtful accounts	(116,363)	(193,630)
Net trade accounts receivable	870,446	554,845
Advance to suppliers	1,007,709	811,275
Prepaid expenses	58,203	44,783
Related entities receivable	-	37,856
Inventories	315,765	383,183
Total current assets	5,464,188	7,461,110

Property, plant and equipment
Buildings	3,528,180	3,175,994
Machinery and equipment	71,131	43,335
Vehicles	76,176	106,636
Computer equipment	12,625	26,197
Office equipment	65,749	6,976
Construction in progress	2,580,031	159,356
Total	6,333,892	3,518,494
Accumulated depreciation	(407,424)	(228,986)
Net property, plant and equipment	5,926,468	3,289,508

Other receivables	65,721	82,090
Deposits	256,278	-
Prepaid land lease	1,003,530	70,798
Total other assets	1,325,529	152,888

Total assets	$12,716,185	$10,903,506

See notes to financial statements.

DELI SOLAR (USA), INC.

Consolidated Balance Sheets (Continued)

Liabilities and stockholders' equity	December 31, 2006	December 31, 2005
Current liabilities

Trade accounts payable	147,901	89,375

Related entities payable	22,528	-

Other payables	35,934	1,733

Accrued expenses	22,080	50,045

Customer deposits	262,269	5,621

Short-term notes payable	-	130,112

Total current liabilities	490,712	276,886

Stockholders' equity

Preferred stock: par value $0.001;25,000,000 shares authorized, no shares issued and outstanding

Common stock: par value $0.001; 66,666,667 shares authorized, 6,205,290 shares issued and authorized	6,205	6,205

Additional paid in capital	5,705,574	5,705,574

Retained earnings	5,979,785	4,740,284

Accumulated other comprehensive income	533,909	174,557

Total stockholders' equity	12,225,473	10,626,620

Total Liabilities and stockholders' equity	$12,716,185	$10,903,506

See notes to financial statements.

DELI SOLAR (USA), INC.

Consolidated Statements of Operations and Comprehensive Income

	December 31,	December 31,
	2006	2005

Sales revenues	$21,468,313	$15,577,447
Cost of goods sold	16,842,994	11,868,459

Gross profit	4,625,319	3,708,988

Operating expenses
Advertising	1,106,488	646,667
Selling expense	459,746	256,634
Salaries and benefits	279,069	191,539
Depreciation	154,946	14,631
Other general and administrative	1,414,458	1,279,714
Total operating expenses	3,414,707	2,389,185

Net operating income	1,210,612	1,319,803

Other income (expense)
Interest (expenses)	(16,717)	(20,829)
Other income	45,606	-
Total other income (expense)	28,889	(20,829)
Net income before taxes	1,239,501	1,298,974
Taxes	-	-
Net income	$1,239,501	$1,298,974

Foreign Currency Translation Adjustment	359,352	174,557
Comprehensive Income	$1,598,853	$1,473,531

Basic earnings per share	$0.20	$0.23
Denominator for basic EPS	6,205,290	5,732,616

Fully diluted earnings per share	$0.18	$0.17
Denominator for diluted EPS	6,957,876	7,558,335

See notes to financial statements.

DELI SOLAR (USA), INC.

Consolidated Statements of Changes in Stockholders’ Equity

					Other
	Common	Common	Paid in	Retained	Comprehensive
Balances at:	Shares	Stock	Capital	Earnings	Income	Totals

January 1, 2005	4,431,000	4,430	824,960	3,441,310	-	4,270,700

Shares issued:private placement	1,714,290	1,715	5,998,300	-	-	6,000,015

Cost of issuance			(1,348,626)			(1,348,626)

Warrants exercised	60,000	60	230,940	-	-	231,000

Net income				1,298,974	-	1,298,974

Foreign currency	-	-	-	-	174,557	174,557
Balance: December 31, 2005	6,205,290	$6,205	$5,705,574	$4,740,284	$174,557	$10,626,620

Foreign currency					359,352	359,352

2006 Net income	-	-	-	1,239,501	-	1,239,501
Balance: Dec 31, 2006	6,205,290	$6,205	$5,705,574	$5,979,785	$533,909	$12,225,473

See notes to financial statements.

DELI SOLAR (USA), INC.

Consolidated Statements of Cash Flows
Cash flows from operating activities:	Year ended December 31, 2006	Year ended December 31, 2005
Net income	$1,239,501	$1,298,974
Adjustments to reconcile net income
to net cash provided by operations:
Depreciation and amortization	178,437	100,171
Provision for allowance on accounts receivable	(77,267)	105,030
Changes in operating liabilities and assets:
Trade accounts receivable	(238,334)	(476,106)
Advance to suppliers	(196,434)	(458,231)
Inventories	67,418	(8,279)
Prepaid expenses	(58,203)	(44,783)
Other Receivables	16,369	(63,975)
Trade accounts payable	58,526	(79,124)
Other payables	34,201	(81,746)
Accrued expenses	(27,965)	(212,048)
Customer deposits	256,649	(6,827)
Net cash provided by operations	1,252,898	73,056

Cash flows from investing activities:
Deposits made to a acquire subsidiary	(256,278)	-
Prepaid land lease	(932,732)	(2,711)
Purchases of property, plant and equipment	(2,815,398)	(845,126)
Net cash used in investing activities	(4,004,408)	(847,837)

Cash flows from financing activities:
Payments on short-term notes payable	(130,112)	(403,101)
Capital contribution received from shareholders	-	4,882,389
Related receivable	82,639	518,637
Related payables	22,528	(10,341)
Net cash provided by (used in) financing activities	(24,945)	4,987,584

Effect of rate changes on cash	359,352	174,557

Increase in cash and cash equivalents	(2,417,103)	4,387,360

Cash and cash equivalents, beginning of period	5,629,168	1,241,808
Cash and cash equivalents, end of period	$3,212,065	$5,629,168

Supplemental disclosures of cash flow information:
Interest paid in cash	$16,717	$20,884
Income taxes paid in cash	$-	$-

See notes to financial statements.

Notes to Financial Statements

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

2. Basis of Presentation

The consolidated financial statements include the accounts of Deli Solar (USA), Inc., Deli Solar (BVI), Deli Solar (PRC), Beijing Deli Solar and Ailiyang. All material intercompany accounts and transactions have been eliminated in consolidation.

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

3. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks. Cash deposits in PRC and BVI banks are not insured by any government agency or entity. Cash deposits in US banks are guaranteed by the Federal Deposit Insurance Corporation to a maximum of $100,000. At December 31, 2006 the Company had $451,944 in a single US bank.

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

	2006	2005

Raw Material	150,748	103,543

Consumables	5,970	6,138

Finished goods	159,047	273,502

Total	$315,765	$383,183

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

Earnings Per Share

Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants using the treasury stock method. The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

3. Summary of Significant Accounting Policies (continued)

	2006	2005
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$1,239,501	$1,298,974

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	6,205,290	5,732,616
Add: dilutive equity securities outstanding	752,586	1,825,719
Denominator for diluted EPS	6,957,876	7,558,335

EPS - Basic	$0.20	$0.23
EPS - Diluted	$0.18	$0.17

Revenue Recognition

Revenue is recognized when the customer takes delivery of products subject to pre-existing terms, conditions and pricing, and when the Company reasonably expects that the amount invoiced to the customer is fully collectible.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $1,106,488 and $646,667 for the years ended December 31, 2006 and 2005, respectively.

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

3. Summary of Significant Accounting Policies (continued)

Foreign Currency and Comprehensive Income

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC’s government. We use the Closing Rate Method in currency translation of the financial statements of Deli PRC. The financial statements are translated into US dollars from RMB at an exchange rate of 7.8041 RMB to one U.S. Dollar for assets and liabilities, and weighted average exchange rates (7.9725:1) for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

5. Deposits

During the year, we made an initial deposit of $256,278 to our target company, Shenzhen Xiong Ri. Our acquisition has not taken place as of this report date.

6. Prepaid Land Lease

According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, the Company paid in advance for the land leases of its buildings. Prepaid land leases are being amortized and recorded as lease expense using the straight-line method over the leases term of 20 to 50 years. Prepaid land lease for the years ended December 31, 2006 and 2005 was $1,003,530 and $70,798, respectively.

7. Short-Term Notes Payable

Short-term notes payable consist of renewable notes. The notes bear interest at rates ranging from 7.98% to 8.85%, are collateralized by the Company’s inventory and building. We paid all notes payable during the year ended December 31, 2006.

8. Related Party Receivable and Payable

Receivable from related parties represents amounts advanced to one of the Company’s directors. The balance as of December 31, 2006, and 2005, respectively, was $0 and $37,856. Related party payable represents compensation or reimbursements owed to the directors. The balance as of December 31, 2006 and 2005 was $22,080 and $50,045.

Consulting fees paid to consulting company owed by directors amounted to $140,000.

9. Leases

The Company leases land and buildings under non-cancelable lease arrangements accounted for as operating leases. Two of the leases are both a fifty year lease (see note 6) and the other, which was not paid in advance, is a twenty year lease.

Future minimum lease payments of lease obligations are as follows:

2007	$57,698
2008	50,172
2009	50,172
2010	50,172
2011	30,522
Thereafter	170,589
$463,260

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

	Warrants
	2006	2005
Outstanding - beginning of year	1,825,719	-
Granted	-	1,885,719
Exercised	-	60,000
Forfeited	-	-
Outstanding - end of year	1,825,719	1,825,719

Shares exercisable - end of year	1,825,719	1,825,719

The following table provides certain information with respect to the above-referenced stock warrants outstanding and exercisable at December 31, 2006:

	Number		Weighted	Weighted
	Outstanding and	Exercise	Average	Average
	Exercisable	Price Range	Exercise Price	Life in Years
Warrants	1,825,719	$3.85	$3.85	4.2

12. Business Combinations between Entities under Common Control

The Company entered into a stock purchase agreement, dated February 24, 2005, with Ailiyang Solar Energy Technology Co., Ltd. ("Ailiyang"), one of the Company distributors. Ailiyang was formed on July 28, 1997 as a limited liability company in the PRC and was owned by one of the Company’s directors and his family (collectively, "Ailiyang Shareholders"). Pursuant to the agreement, the Company purchased all of the stock of Ailiyang from the Ailiyang Shareholders for a total purchase price of RMB 500,000 (approximately $64,700). The Company completed the acquisition of Ailiyang on November 21, 2005, and Ailiyang is now a wholly owned subsidiary of Deli Solar (PRC) and its sole business is acting as a distributor for Deli Solar (PRC)’s products.

The acquisition was accounted for as a transfer of entities under common control. Accordingly, the operations of Ailiyang for the year ended December 31, 2006 and 2005 are included in the consolidated statements as if the transaction had occurred at the beginning of the first period presented, each account stated at its historical cost.

13. Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management believes the chances of such an obligation arising are remote.

14. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company expects that the Statement will have no material impact on its consolidated financial statements.

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

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.