Form 10QSB
period 2007-03-31
Deli Solar (USA), Inc.
filed 2007-05-15
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-12561

Deli Solar (USA), Inc
(Exact name of small business issuer as specified in its charter)

Nevada	95-3819300
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No.)

Building 3 No. 28, Feng Tai North Road, Beijing, China 100071
(Address of Principal Executive Offices)

+86-10-63850516
(Issuer's telephone number)

____________________________________________________________
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 6,205,290 shares outstanding as of May 10, 2007.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

Deli Solar (USA), Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITEM 1. Consolidated Financial Statements

1.1	DELI SOLAR (USA), INC. Consolidated Balance Sheets (unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$3,994,191	$3,212,065
Trade accounts receivable	615,384	986,809
Allowances for doubtful accounts	(117,414)	(116,363)
Net trade accounts receivable	497,970	870,446
Advance to suppliers	649,930	1,007,709
Prepaid expenses	96,799	58,203
Inventories	400,200	315,765
Total current assets	5,639,090	5,464,188

Property, plant and equipment
Buildings	3,560,067	3,528,180
Machinery and equipment	71,774	71,131
Vehicles	76,865	76,176
Computer equipment	12,739	12,625
Office equipment	66,343	65,749
Construction in progress	2,758,504	2,580,031
Total property, plant and equipment	6,546,292	6,333,892
Accumulated depreciation	(450,090)	(407,424)
Net property, plant and equipment	6,096,202	5,926,468

Other receivables	143,731	321,999
Deposit	258,592	-
Prepaid land lease	1,003,317	1,003,530
Total other assets	1,405,640	1,325,529

Total assets	$13,140,932	$12,716,185

See the accompanying notes to the unaudited consolidated financial statements.

DELI SOLAR (USA), INC. Consolidated Balance Sheets (unaudited) (Continued)

	March 31, 2007	December 31, 2006
Liabilities and stockholders' equity
Current liabilities
Trade accounts payable	$117,002	$147,901
Related party payable	22,547	22,528
Other payables	50,115	35,934
Accrued expenses	33,481	22,080
Customer deposits	311,897	262,269
Total current liabilities	535,042	490,712

Stockholders' equity
Preferred stock: par value $0.001;25,000,000 shares authorized, no shares issued and outstanding
Common stock: par value $0.001; 66,666,667 shares authorized, 6,205,290 shares issued and outstanding	6,205	6,205
Additional paid in capital	5,705,574	5,705,574
Retained earnings	6,255,067	5,979,785
Accumulated other comprehensive	639,044	533,909
Total stockholders' equity	12,605,890	12,225,473

Total Liabilities and stockholders' equity	$13,140,932	$12,716,185

See the accompanying notes to the unaudited consolidated financial statements.

ITEM 1. Consolidated Financial Statements

1.2 DELI SOLAR (USA), INC. Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006

Sales revenues	$2,995,863	$2,353,287

Cost of goods sold	2,248,915	1,782,672
Gross profit	746,948	570,615

Operating expenses
Advertising	141,474	105,776
Selling expense	44,030	35,902
Salaries and benefits	39,352	33,854
Depreciation	35,336	25,302
Other general and administrative	213,131	162,013
Total operating expenses	473,323	362,847

Net operating income	273,625	207,768

Other income (expense)
Interest income (expense)	1,657	(3,775)
Total other income (expense)	1,657	(3,775)

Net income before taxes	275,282	203,993

Taxes	-	-
Net income	$275,282	$203,993

Foreign Currency Translation Adjustment	105,135	44,578

Comprehensive Income	$380,417	$248,571

Basic earnings per share	$0.04	$0.03
Denominator for basic EPS	6,205,290	6,205,290

Fully diluted earnings per share	$0.04	$0.03
Denominator for diluted EPS	6,205,290	8,031,009

See the accompanying notes to the unaudited consolidated financial statements.

ITEM 1. Consolidated Financial Statements

1.3 DELI SOLAR (USA), INC. Consolidated Statements of Cash Flows (unaudited)
	Three months ended March 31, 2007	Three months ended March 31, 2006
Cash flows from operating activities:
Net income	$275,282	$203,993
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	48,100	27,285
Provision for allowance on accounts receivable	-	1,037
Changes in operating liabilities and assets:
Trade accounts receivable	379,024	94,667
Advance to suppliers	341,247	61,154
Inventories	(81,299)	(235,846)
Receivables - employees	(77,146)	8,178
Prepaid land lease	-	3,102
Prepaid expenses	(15,000)	212
Trade accounts payable	(32,124)	90,665
Other payables	12,654	-
Accrued expenses	11,360	5,071
Deposits	47,094	4,178
Net cash provided by operations	909,192	263,696

Cash flows from investing activities:
Purchases of property, plant and equipment	(154,617)	(418,528)
Prepaid land lease	-	(919,858)
Related party receivables	-	(4,255)
Net cash used in investing activities	(154,617)	(1,342,641)

Cash flows from financing activities:
Proceeds from short-term notes payable	-	697
Net cash provided by financing activities	-	697

Effect of rate changes on cash	27,551	44,578

Increase in cash and cash equivalents	782,126	(1,033,670)
Cash and cash equivalents, beginning of period	3,212,065	5,629,168
Cash and cash equivalents, end of period	$3,994,191	$4,595,498

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$(3,775)
Income taxes paid in cash	$-	$-

See the accompanying notes to the unaudited consolidated financial statements.

ITEM 1. Consolidated Financial Statements

Notes to Consolidated Financial Statements of March 31, 2007 (unaudited)

Note 1: Basis of Presentation

Quarterly Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2006 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

Principles of Consolidation

Deli Solar (USA) Inc. was incorporated in the State of Nevada on March 21, 1983 as Meditech Pharmaceuticals, Inc. (“Meditech”). In late 2004, the Board of Directors of Meditech contemplated a strategic reorganization with Deli Solar Holding Ltd., a corporation organized in the British Virgin Islands (“Deli Solar (BVI)”). In contemplation of the reorganization, the Board of Directors resolved to spin off Meditech's drug development business to the shareholders of Meditech of record on February 17, 2005, through a pro rata distribution in the form of a stock dividend. The spin-off was completed on August 29, 2005. The acquisition of Deli Solar (BVI) was accounted for as a recapitalization of Deli Solar (BVI).

Deli Solar (BVI) was formed in June 2004. On August 1, 2004, Deli Solar (BVI) purchased Bazhou Deli Solar Energy Heating Co., Ltd. (“Deli Solar (Bazhou)”), a corporation duly organized under the laws of the People’s Republic of China (“PRC”) from Messrs. Deli Du, Xiao'er Du, and Xiaosan Du for RMB 6,800,000 (approximately $819,277). As a result of this transaction, Deli Solar (Bazhou) became a wholly-foreign owned enterprise ("WFOE") under PRC law on March 30, 2005. This acquisition was accounted for as a transfer of entities under common control.

Deli Solar (Bazhou) was incorporated on August 19, 1997 under the laws of the PRC. In the PRC, Ltd, or Limited, is equivalent to Inc, or Incorporated, in the United States (“US”).

The result of the above transactions is that Deli Solar (BVI) is now our direct, wholly-owned subsidiary and Deli Solar (Bazhou) remains a wholly-owned subsidiary of Deli Solar (BVI).

On November 21, 2005 Deli Solar (Bazhou) acquired Ailiyang Solar Energy Technology Co., Ltd. (“Ailiyang”), an entity formerly controlled by the owners of Deli Solar (Bazhou). The transaction was accounted for as a transfer of entities under common control.

Our directly wholly-owned subsidiary Beijing Deli Solar Technology Development Co., Ltd. (“Deli Solar (Beijing)”) was founded in 2006 which principally engaged in solar power heater integrated construction projects in major cities in China.

Deli Solar (Bazhou) designs, manufactures and sells solar hot water heaters, coal-fired boilers and space heating products within the PRC. The consolidated financial statements include the accounts of Deli Solar (USA), Inc., Deli Solar (BVI), Deli Solar (Bazhou), Deli Solar (Beijing) and Ailiyang. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Summary of Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. The following paragraphs describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The areas described below are affected by critical accounting estimates and are impacted significantly by judgments and assumptions in the preparation of the Consolidated Financial Statements. Actual results could differ materially from the amounts reported based on these critical accounting estimates.

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

c)	Plant and Equipment

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

Normally at the national level, a Chinese company is subject to enterprise income tax at the rate of 33%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually. However, pursuant to the relevant laws and regulations of the PRC, Deli Solar (Bazhou), as a wholly foreign owned enterprise (“WFOE”) in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, after loss carry-forwards from the previous five years have been recovered. Deli Solar (Bazhou) first reported profits for the year ended December 31, 1997. Since Deli Solar (Bazhou) was transformed into a WFOE in March 2005, the two-year 100% income taxes exemption period ended at March 31, 2007. Thereafter, it will be entitled to a 50% tax exemption from the PRC enterprise income tax until March 31, 2010.

f)	Foreign currencies

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at period end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. On July 21, 2006, China changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of China’s government. We use the Closing Rate Method in translation of the financial statements of Deli Solar (Bazhou) and Deli Solar (Beijing).

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

OVERVIEW

Deli Solar (USA), Inc. (“we,” “us” or the Company) is a holding company for our indirectly wholly-owned subsidiary, Bazhou Deli Solar Heating Energy Co. Ltd, a company incorporated in the People’s Republic of China (“PRC”) (“Deli Solar (Bazhou)”) through our directly wholly-owned subsidiary Deli Solar Holding Ltd. (“Deli Solar (BVI)”), a company incorporated in the British Virgin Islands. Deli Solar (Bazhou)’s principal products are solar water heaters and space heating and cooking products including coal-fired residential boilers. It also sells accessories, component parts, and provides after-sales maintenance and repair services. We also directly wholly own Beijing Deli Solar Technology Development Co., Ltd. (“Deli Solar (Beijing)”), which is principally engaged in solar power heater integrated construction projects in major cities in China.

In October 2006, we signed a Memorandum of Understanding ("MOU") with Tianjin Huaneng Group to acquire its 51% ownership of Tianjin Huaneng Energy Equipment Company (“Tianjin Huaneng”), which manufactures energy saving boilers and environmental protection equipment for industrial customers. Aside from the purchase price, which is still being negotiated, we also agreed to invest approximately $2.5 million into the new company. The transaction has not yet taken place as of the date of this Report. We believe Tianjin Huaneng had approximately $15 million sales revenue and $2 million in net profits before taxes for fiscal 2006 and we are continuing due diligence on the company and there can be no assurance the actual revenues and profits will be at these levels.

In December 2006 we signed an MOU with Shenzhen Xiongri Solar Power Co., Ltd. (“Shenzhen Xiongri”) to acquire 60% of its equity for a purchase price of approximately $250,000 and additional contingent consideration of up to $5 million consisting of shares of our common stock. Shenzhen Xiongri is located Shenzhen, PRC. Its local government provides strong support for the solar water heater industry which could help us grow business in that area. We paid an initial deposit of $256,278 to Shenzhen Xiongri. The acquisition has not taken place as of the date of this Report. We believe Shenzhen Xiongri had approximately $7 million sales revenue and $1 million in net profits before taxes in 2006 and we are continuing due diligence on the company and there can be no assurance the actual revenues and profits will be at these levels.

We are in the process of constructing a flat plate collector production line and a water tank assembly line. We anticipate that these two lines will be ready for operation by the end of May 2007. We believe that the new assembly line is likely to enhance our production efficiency and improve the quality of our products.

During the quarter ended March 31, 2007, our integrated solar heating installation project under the agreement with Beijing Municipal Mengtougou District Yingtaogou Village Committee was suspended because of the default of payment by the other party. As of March 31, 2007 there were approximately $12,920 in accounts receivable under that project. We had anticipated revenues of approximately $389,000 from this project.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Sales and Gross Profit

Sales for the three months ended March 31, 2007 were $2,995,863 as compared to $2,353,287 for the same period last year, an increase of 27%. Gross profit for the three months ended March 31, 2007 was $746,948, an increase of approximately 31%, as compared to $570,615 for the three months ended March 31, 2006. The increase in sales is attributable to our continued investment in brand marketing, sales promotion and our development of a sales distribution network. Our sales gross margin in the first three months in 2007 was approximately 24.94%, which is slightly higher than the 24.25% in the same period last year which was primarily a result of higher proportion of sales of residential boilers with higher margin. The residential boilers we sell are custom designed based on requested specifications. Therefore, it is more difficult for our competitors to compete against us for residential boilers as we have the capability to custom make residential boilers. We are still facing severe price competition in the traditional solar water heater market. We expect price competition to continue in the following quarters in 2007. As a result, we expect the margin on solar water heaters is likely to decrease.

The following chart is a break down of our sales and the margin for each category of our products.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006		Sales Comparison		Margins Comparison
	Sales	Margins	Sales	Margins	Increase/ Decrease	Percentage	Increase/ Decrease	Percentage
Total	$2,995,863	24.94%	$2,353,287	24.25%	$642,576	27%	0.69%	2.85%
From Solar Water Heaters	$1,222,623	20.80%	$956,371	21.10%	$266,252	27.8%	-0.30%	-1.42%
From Coal Fired Residential Boilers	$1,665,151	26.90%	$1,258,713	25.60%	$406,438	32.3%	1.30%	5.08%
From accessories and component parts	$108,089	40.50%	$138,203	33.70%	($30,114)	-21.7%	6.80%	20.18%

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $473,323, as compared to $362,847 for the same period in 2006, an increase of 30%. The increased operating expenses were primarily due to increased marketing and advertising activities, as well as the selling expenses detailed below.

Advertising expenses for the three months ended March 31, 2007 were $141,474 as compared to $105,776 for the same period last year, an increase of $35,698, or approximately 34%. The increase in advertising expense was a result of our emphasis on advertising to increase product awareness, branding and sales. Management believes strengthening marketing is an effective method the Company can use to gain more market share in the face of severe competition.

Selling expenses for the three months ended March 31, 2007 were $44,030 as compared to $35,902 for the same period last year, an increase of $8,128, or approximately 23%. Selling expenses consisted primarily of distribution transportation expenses, agency administration expenses and after sales service, such as expenses for installation and replacements. The increase in selling expenses was primarily due to the increase in sales volume.

Other general and administrative expenses for the three months ended March 31, 2007 were $213,131, as compared to $162,013 for the same period last year, an increase of $51,118, or approximately 32%. The increase of the other general and administrative expenses was primarily due to the potential mergers and acquisitions we are contemplating including the related consulting services and due diligence services.

Income from Operations

Income from operations for the three months ended March 31, 2007 was $273,625, an increase of 31.6% as compared to $207,768 for the three months ended March 31, 2006. The increased income was due to the increased sales revenue and our budget control on operating expenses in the first quarter of 2007.

Net Income

Net income was $275,282 for the three months ended March 31, 2007, compared with $203,993 in the same period last year, an increase of $71,289 or approximately 34.9%. The increase was primarily due to the increased sales and our budget control on operating expenses in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $909,192 for the three months ended March 31, 2007, and was $263,696 for the same period of 2006. The increase in net cash provided by operations was due to effective control over our working capital, especially the tight control over accounts receivable and advances to suppliers.

Net cash used in investing activities was $154,617 for the three months ended March 31, 2007, compared with $1,342,641 for the same period of 2006. The decrease was due to decreased capital expenditures on new facilities and assembly lines in the Bazhou factory as of March 31, 2007 as compared to that as of March 31, 2006.

As of March 31, 2007, the Company did not have long term or short term debt.

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

ACCOUNTS RECEIVABLE

During the three months ended March 31, 2007, accounts receivable decreased to $615,384 from $986,809, primarily due to our active collection efforts.

INVENTORY

Inventories as of March 31, 2007 increased to $400,200 from $315,765 as of December 31, 2006 principally because of our preparation for the peak selling season in the second quarter of 2007.

CASH

Cash and cash equivalents increased to $3,994,191 at March 31, 2007 from $3,212,065 at December 31, 2006, primarily as a result of the increased operational income and our continued effort in working capital management. In the foreseeable future, if the acquisition of Tianjin Huaneng and/or Shenzhen Xiongri occurs, our cash may decrease.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The areas described below are affected by critical accounting estimates and are impacted significantly by judgments and assumptions in the preparation of the Consolidated Financial Statements. Actual results could differ materially from the amounts reported based on these critical accounting estimates.

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

The Company's business operations are conducted in the People's Republic of China. We extend unsecured trade credit to our relatively large customers according to their sales volume and historical payment records. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk.. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

c)	Plant and Equipment

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

At the conclusion of the three months ended March 31, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

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

Deli Solar (USA), Inc. (Registrant)

Date: May 15, 2007	/s/ Deli Du
Chief Executive Officer and President (principal executive officer)

Date: May 15, 2007	/s/ Jianmin Li
Chief Financial Officer (principal financial officer and accounting officer)