Form 10QSB
period 2007-06-30
Deli Solar (USA), Inc.
filed 2007-08-10
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
(Address of Principal Executive Offices

+86-10-63850516
 (Issuer's telephone number)

Not Applicable
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 6,205,290 shares of common stock outstanding as of August 6, 2007.

Transitional Small Business Disclosure Format (check one)

Yes ☐	No ☒

Deli Solar (USA), Inc.

TABLE OF CONTENTS

		Page
PART I Financial Information
Item 1.	Consolidated Financial Statements.	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation.	10
Item 3.	Controls and Procedures	14

PART II Other Information
Item 6.	Exhibits.	15
Signatures		16
Exhibits/Certifications

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

1.1	DELI SOLAR (USA), INC. Consolidated Balance Sheets (unaudited)

Assets	June 30, 2007	December 31, 2006
Current assets
Cash and cash equivalents	$5,711,503	$3,212,065
Trade accounts receivable	1,295,211	986,809
Allowances for doubtful accounts	(119,244)	(116,363)
Net trade accounts receivable	1,175,967	870,446
Advance to suppliers	883,995	1,007,709
Prepaid expenses	47,213	58,203
Inventories	1,105,550	315,765
Total current assets	8,924,228	5,464,188

Plant and equipment
Buildings	3,615,556	3,528,180
Machinery and equipment	72,893	71,131
Vehicles	78,063	76,176
Computer equipment	12,938	12,625
Office equipment	67,704	65,749
Construction in progress	3,022,756	2,580,031
Total property, plant and equipment	6,869,910	6,333,892
Accumulated depreciation	(496,610)	(407,424)
Net property, plant and equipment	6,373,300	5,926,468

Other receivables	124,582	321,999
Deposit	258,592	-
Prepaid land lease	1,019,467	1,003,530
Total other assets	1,402,641	1,325,529

Total assets	$16,700,169	$12,716,185

See the accompanying notes to the unaudited consolidated financial statements.

DELI SOLAR (USA), INC. Consolidated Balance Sheets (unaudited) (Continued)

Liabilities and stockholders' equity	June 30, 2007	December 31, 2006
Current liabilities
Trade accounts payable	$164,588	$147,901
Related party payable	500	22,528
Other payables	155,918	35,934
Accrued expenses	24,729	22,080
Customer deposits	377,900	262,269
Total current liabilities	723,635	490,712

Stockholders' equity
Preferred stock: par value $0.001; 25,000,000 shares authorized, 2,674,197 shares issued and outstanding	2,674	-
Common stock: par value $0.001; 66,666,667 shares authorized, 6,205,290 shares issued and outstanding	6,205	6,205
Additional paid in capital	8,283,900	5,705,574
Retained earnings	6,901,887	5,979,785
Accumulated other comprehensive income	781,868	533,909
Total stockholders' equity	15,976,534	12,225,473

Total Liabilities and stockholders' equity	$16,700,169	$12,716,185

See the accompanying notes to the unaudited consolidated financial statements.

ITEM 1. Consolidated Financial Statements

1.2 DELI SOLAR (USA), INC. Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006

Sales revenues	$9,418,160	$7,063,189	$12,414,023	$9,416,475

Cost of goods sold	7,490,129	5,576,033	9,739,044	7,358,705
Gross profit	1,928,031	1,487,156	2,674,979	2,057,770

Operating expenses
Advertising	518,619	393,128	660,093	498,904
Selling expense	237,502	149,426	281,532	185,328
Salaries and benefits	109,641	72,352	148,993	106,204
Depreciation	35,630	33,963	70,966	59,265
Other general and administrative	241,824	539,643	454,955	701,630
Total operating expenses	1,143,216	1,188,512	1,616,539	1,551,331

Net operating income	784,815	298,644	1,058,440	506,439

Other income (expense)
Interest income	78	-	1,735	-
Interest expense	(97)	(2,408)	(97)	(6,210)
Total other income (expense)	(19)	(2,408)	1,638	(6,210)

Net income before taxes	784,796	296,236	1,060,078	500,229

Taxes	137,976	-	137,976	-

Net income	$646,820	$296,236	$922,102	$500,229

Foreign currency translation adjustment	142,824	46,962	247,959	91,540

Comprehensive Income	$789,644	$343,198	$1,170,061	$591,769

Basic earnings per share	$0.10	$0.05	$0.15	$0.08
Denominator for basic EPS	6,205,290	6,205,290	6,205,290	6,205,290

Fully diluted earnings per share	$0.10	$0.04	$0.14	$0.06
Denominator for diluted EPS	6,594,567	8,031,009	6,399,929	8,031,009

See the accompanying notes to the unaudited consolidated financial statements.

ITEM 1. Consolidated Financial Statements

1.3 DELI SOLAR (USA), INC. Consolidated Statements of Cash Flows (unaudited)

Cash flows from operating activities:	Six months ended June 30, 2007	Six months ended June 30, 2006
Net income	$922,102	$500,229
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	86,821	63,568
Provision for allowance on accounts receivable	-	3,255
Changes in operating liabilities and assets:
Trade accounts receivable	(280,124)	(27,354)
Advance to suppliers	179,567	(33,131)
Inventories	(771,391)	(585,110)
Other receivables	(52,751)	55,242
Prepaid expenses	(24,413)	21,645
Trade accounts payable	12,848	10,768
Other payables	112,302	149,951
Accrued expenses	2,317	4,264
Customer deposits	107,660	112,495
Net cash provided by operations	294,938	275,822

Cash flows from investing activities:
Purchases of plant and equipment	(374,030)	(672,342)
Prepaid land lease	-	(915,611)
Related party receivables	-	37,856
Net cash used in investing activities	(374,030)	(1,550,097)

Cash flows from financing activities:
Proceeds from short term notes payable	-	32,460
Principle payment on short term notes payable	-	(31,250)
Related party payable	(79,920)	30,000
Proceeds from issuance of preferred stock	2,581,000	-
Net cash provided by financing activities	2,501,080	31,210

Effect of rate changes on cash	77,450	91,540

Increase (decrease) in cash and cash equivalents	2,499,438	(1,151,525)
Cash and cash equivalents, beginning of period	3,212,065	5,629,168
Cash and cash equivalents, end of period	$5,711,503	$4,477,643

Supplemental disclosures of cash flow information:
Interest paid in cash	$97	$6,210
Income taxes paid in cash	$-	$-

See the accompanying notes to the unaudited consolidated financial statements.

ITEM 1. Consolidated Financial Statements

1.4  Notes to Consolidated Financial Statements of June 30, 2007 (unaudited)

Note 1: Basis of Presentation

Quarterly Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2006 financial statements in Form 10-KSB. These statements include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

Our directly wholly-owned subsidiary Beijing Deli Solar Technology Development Co., Ltd. (“Deli Solar (Beijing)”) was founded in 2006 and is principally engaged in solar power heater integrated construction projects in major cities in China.

Deli Solar (Bazhou) designs, manufactures and sells solar hot water heaters, coal-fired boilers and space heating products within the PRC. The consolidated financial statements include the accounts of Deli Solar (USA), Inc., Deli Solar (BVI), Deli Solar (Beijing), Deli Solar (Bazhou) and Ailiyang. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Summary of Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. The following paragraphs describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The areas described below are affected by critical accounting estimates and are impacted significantly by judgments and assumptions in the preparation of the Consolidated Financial Statements. Actual results could differ materially from the amounts reported based on these critical accounting estimates.

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

Plant and Equipment

Building, Plant and Equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded utilizing the straight-line method over the estimated original useful lives of the assets. Amortization of leasehold improvements is calculated on a straight-line basis over the life of the asset or the term of the lease, whichever is shorter. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to plant and equipment used in production is reported in cost of sales.

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

Income Taxes

Normally at the national level, a Chinese company is subject to enterprise income tax at the rate of 33%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually. However, pursuant to the relevant laws and regulations of the PRC, Deli Solar (Bazhou), as a wholly foreign owned enterprise (“WFOE”) in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, after loss carry-forwards from the previous five years have been recovered. Deli Solar (Bazhou) first reported profits for the year ended December 31, 1997. Since Deli Solar (Bazhou) was transformed into a WFOE in March 2005, the two year 100% income tax exemption period ended March 31, 2007. Beginning April 1, 2007, the company is entitled a 50% tax exemption from PRC enterprise income tax until March 31, 2010.

Foreign currencies

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at period end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. On July 21, 2006, China changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of China’s government. We use the Closing Rate Method in translation of the financial statements of Deli Solar (Bazhou), Ailiyang and Deli Solar (Beijing).

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING INFORMATION

The Management's Discussion and Analysis ("MD&A") includes "forward-looking statements". All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the prospects for future acquisitions; the competition in the solar water heaters and boilers industry and the impact of such competition on pricing, revenues and margins; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel.

OVERVIEW

Deli Solar (USA), Inc. (“we,” “us” or the Company) is a holding company for our indirect wholly-owned subsidiary, Bazhou Deli Solar Heating Energy Co. Ltd, a People’s Republic of China (“PRC”) company (“Deli Solar (Bazhou)”). Its principal products are solar water heaters and space heating and cooking products including coal-fired residential boilers. It also sells accessories, component parts, and provides after-sales maintenance and repair services.

We are in the process of constructing a flat plate collector production line and a water tank assembly line. The new assembly line may enhance our production efficiency and improve the quality of our products.

In mid-October 2006, we signed a Memorandum of Understanding ("MOU") with Tianjin Huaneng Group to acquire its 51% ownership of the Tianjin Huaneng Energy Equipment Company, (“Tianjin Huaneng”), which manufactures energy saving boilers and environmental protection equipment for industrial customers. On May 18th 2007, we signed the purchase agreement to acquire the 51% of the Tianjin Hua Neng Energy Equipment company for a purchase price of $3,149,147. We paid approximately $1,575,600 in July 2007. By supplemental agreement dated August 8, 2007 the purchase price was reduced to $1,689,741. However, in addition to the purchase price we are required to pay a finder's fee of approximately $769,418. We also agreed to invest approximately $2.5 million into the new company. The accounting date for this acquisition is July 1, 2007.

In December 2006 we signed an MOU with Shenzhen Xiongri Solar Power Co., Ltd. (“Shenzhen Xiongri”) to acquire 60% of its equity for a purchase price of approximately $250,000 and additional contingent consideration of up to $5 million consisting of shares of our common stock. Shenzhen Xiongri is located Shenzhen, PRC. Its local government provides strong support for the solar water heater industry which could help us grow business in that area. We paid an initial deposit of $258,592 to Shenzhen Xiongri. The acquisition has not taken place as of the date of this Report. We believe Shenzhen Xiongri had approximately $7 million sales revenue and $1 million in net profits before tax in 2006 and we are continuing due diligence on the company and there can be no assurance the actual revenues and profits will be at these levels.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Sales and Gross Profit

Sales for the three months ended June 30, 2007 were $9,418,160 as compared to $7,063,189 for the same period last year, an increase of 33%. Gross profit for the three months ended June 30, 2007 was $1,928,031, an increase of approximately 30%, as compared to $1,487,156 for the three months ended June 30, 2006. The increase in sales is attributable to our continued investment in brand marketing, sales promotion and our development of a sales distribution network. Our sales gross margin in the second quarter in 2007 was about 20.5%, slightly lower as compared with 21.1% in the same period last year which was primarily a result of sales price competition from solar water heaters. We are facing severe price competition in the traditional solar water heaters market. We expect price competition to continue in the following quarters in 2007. As a result, we expect the margins on solar water heaters will likely continue to decrease. However, we believe our new Flat Plate Collector products will improve the gross margin in the following quarters in 2007.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 were $1,143,216, as compared to $1,188,512 for the same period in 2006, a decrease of 4%. The decreased operating expenses were primarily due to effective control of general and administrative expenses.

Advertising expenses for the three months ended June 30, 2007 were $518,619 as compared to $393,128 for the same period last year, an increase of $125,491, or approximately 32%. The increase in advertising expense was a result of our continued increasing emphasis on advertising to increase product awareness, branding and sales. Management believes increased marketing is an effective method the Company can use to gain more market shares in the face of severe competition.

Selling expenses for the three months ended June 30, 2007 were $237,502 as compared to $149,426 for the same period last year, an increase of $88,076, or approximately 59%. These selling expenses consisted primarily of sales promotions, distribution transportation expenses, agency administration expenses and after sales services, such as expenses for installation and replacements. The increase in selling expenses was primarily due to the increase in sales volume and increase in sales promotion activities.

Other general and administrative expenses for the three months ended June 30, 2007 were $241,824, as compared to $539,643 for the same period last year, a decrease of $297,819, or approximately 55%.

Income from Operations

Income from operations for the three months ended June 30, 2007 was $784,815, increased 163% as compared to $298,644 for the three months ended June 30, 2006. The increased income from operations was due to the increased sales revenue and our budget control on operating expenses in the second quarter of 2007.

Net Income

Net income was $646,820 in the three months ended June 30, 2007, compared with $296,236 in the same period last year, primarily due to the increased sales and our budget control on operating expenses in the second quarter of 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Sales and Gross Profit

Sales for the six months ended June 30, 2007 were $12,414,023 as compared to $9,416,475 for the same period last year, an increase of 32%. Gross profit for the six months ended June 30, 2007 was $2,674,979, an increase of approximately 30%, as compared to $2,057,770 for the six months ended June 30, 2006. The increase in sales is attributable to our continued investment in brand marketing, sales promotion and our development of a sales distribution network. Our sales gross margin in the first half year of 2007 was about 21.5%, slightly lower as compared with 21.9% in the same period last year which was primarily a result of sales price competition from solar water heaters.

Operating Expenses

Operating expenses for the six months ended June 30, 2007 were $1,616,539 as compared to $1,551,331 for the same period in 2006, an increase of 4%. Among the operating expenses, the advertising expenses for the six months ended June 30, 2007 were $660,093 as compared to $498,904 for the same period last year, an increase of $161,189, or approximately 32%. The increase in advertising expense was a result of our continued increasing emphasis on advertising to increase product awareness, branding and sales.

Selling expenses for the six months ended June 30, 2007 were $281,532 as compared to $185,328 for the same period last year, an increase of $96,204, or approximately 52%. These selling expenses consisted primarily of sales promotions, distribution transportation expenses, agency administration expenses and after sales services, such as expenses for installation and replacements. The increase in selling expenses was primarily due to the increase in sales volume and increase in sales promotion activities.

Other general and administrative expenses for the six months ended June 30, 2007 were $454,955, as compared to $701,630 for the same period last year, a decrease of $246,675, or approximately 35%. The decrease of the other general and administrative expenses was primarily due to our effective budget control.

Income from Operations

Income from operations for the six months ended June 30, 2007 was $1,058,440, increased 109% as compared to $506,439 for the six months ended June 30, 2006. The increased income was due to the increased sales revenue and our budget control on operating expenses.

Net Income

Net income was $922,102 in the six months ended June 30, 2007, compared with $500,229 in the same period last year, an increase of $421,873, or approximately 84%. The increase was primarily due to the fast growing sales revenue and our budget control on operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $294,938 for the six months ended June 30, 2007, and was $275,822 for the same period of 2006. The increase in net cash provided by operations was due to effective control over our working capital, especially the tight control over accounts receivable and advances to suppliers.

Net cash used in investing activities was $374,030 for the six months ended June 30, 2007, compared with $1,550,097 for the same period of 2006. The decrease was due to less capital expenditures on the new facilities and assembly lines in the Bazhou factory as of June 30, 2007 as compared to June 30, 2006.

Net cash provided by financing activities was $2,501,080 for the six months ended June 30, 2007, compared with $31,210 for the same period of 2006. The increase was due to the issuance of preferred stock in June 2007. On June 14, 2007 we raised $2,581,000 (which is equivalent to $2,750,000 less $169,000 stock issuance cost.) in a private placement from the sale of Series A Preferred Stock and Warrants. The investors purchased (i) an aggregate of 1,774,194 shares of Series A Preferred Stock (with each share of Series A Preferred Stock being convertible into one (1) share of Common Stock, subject to adjustment); (ii) five year warrants to purchase 1,774,194 shares of Common Stock at an exercise price $1.90 per share (subject to adjustment); and (iii) five year warrants to purchase an additional 1,774,194 shares of Common Stock at an exercise price of $2.40 per share (subject to adjustment). Additional shares of Series A Preferred Stock (not to exceed 900,000) are required to be issued to the investors in the event that the Company fails to achieve certain income targets for the fiscal years ended December 31, 2007 and 2008.

As of June 30, 2007, the Company did not have long term and short term debt.

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

ACCOUNTS RECEIVABLE

During the six months ended June 30, 2007, accounts receivable increased to $1,295,211 from $986,809 at the end of last year, primarily due to the peak sales season in the second half of the year.

INVENTORY

Inventories as of June 30, 2007 increased to $1,105,550 from $315,765 as of December 31, 2006 mainly because of our preparation for the peak season coming in the second half of the year.

CASH

Cash and cash equivalents increased to $5,711,503 at June 30, 2007 from $3,212,065 at December 31, 2006, primarily as a result of capital raising in June 2007. Our cash balance may decrease in the near future because of purchasing Tianjin Huaneng and the possible purchase of Shenzhen Xiongri.

While we anticipate that our cash flows will be sufficient to support our operations for the next 12 months, we will need to raise additional equity capital to make acquisitions in the following quarters of 2007. There can be no assurance that financing will be available to us, or that if available, that it will be available on satisfactory terms.

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

At the conclusion of the six months ended June 30, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting

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

Deli Solar (USA), Inc
(Registrant)
Date: August 10, 2007	By:	/s/ Deli Du
Deli Du
Chief Executive Officer and President (principal executive officer)

Date: August 10, 2007	By:	/s/ Jianmin Li
Jianmin Li
Chief Financial Officer (principal financial officer and accounting officer)