Form 10QSB
period 2007-09-30
China Solar & Clean Energy Solutions, Inc.
filed 2007-11-14
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ______________

Commission File Number 000-12561

China Solar & Clean Energy Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-3819300
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Building 3 No. 28, Feng Tai North Road, Beijing, People’s Republic of China 100071
(Address of principal executive offices)

(011)-86-10-63850516
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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,205,290 shares of Common Stock, $.001 par value, were outstanding as of November 12, 2007

Transitional Small Business Disclosure Format (check one); Yes ☐  No ☒

China Solar & Clean Energy Solutions, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

1.1 CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
Consolidated Balance Sheets (unaudited)

Assets	September 30, 2007	December 31, 2006
Current assets
Cash and cash equivalents	$3,311,421	$3,212,065
Trade accounts receivable	7,220,091	986,809
Allowances for doubtful accounts	(811,950)	(116,363)
Net trade accounts receivable	6,408,141	870,446
Advance to suppliers	1,348,254	1,007,709
Prepaid expenses	29,129	58,203
Inventories	5,238,184	315,765
Total current assets	16,335,129	5,464,188

Property, plant and equipment
Buildings	4,457,449	3,528,180
Machinery and equipment	1,348,627	71,131
Vehicles	364,891	76,176
Computer equipment	31,483	12,625
Office equipment	177,209	65,749
Construction in progress	3,336,862	2,580,031
Total plant and equipment	9,716,521	6,333,892

Accumulated depreciation	(1,723,631)	(407,424)
Net property, plant and equipment	7,992,890	5,926,468

Other receivables	1,583,569	321,999
Prepaid land lease	1,560,428	1,003,530
Total other assets	3,143,997	1,325,529

Goodwill	1,773,550	-

Total assets	$29,245,566	$12,716,185

Liabilities and stockholders' equity	September 30, 2007	December 31, 2006
Current liabilities
Trade accounts payable	$1,623,020	$147,901
Related party payable	500	22,528
Other payables	1,389,768	35,934
Accrued expenses	736,043	22,080
Deposits	3,493,478	262,269
Taxes payable	1,975,859
Deferred revenue	678,486
Short-term notes payable	1,154,703	-
Total current liabilities	11,051,857	490,712

Long term loans	778,474	-

Minority Interests	785,018	-

Stockholders' equity
Convertible preferred stock: par value $0.001; 25,000,000 shares authorized, 2,674,194 shares issued and authorized	2,674	-
Common stock: par value $0.001; 66,666,667 shares authorized, 6,205,290 shares issued and outstanding	6,205	6,205
Additional paid in capital	8,283,900	5,705,574
Retained earnings	7,400,960	5,979,785
Accumulated other compreh.exchange rate	936,478	533,909
Total stockholders' equity	16,630,217	12,225,473

Total Liabilities and stockholders' equity	$29,245,566	$12,716,185

See the accompanying notes to the unaudited consolidated financial statements.

1.2 CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Sales revenues	$12,629,636	$6,565,606	$25,043,660	$15,982,081

Cost of goods sold	10,078,609	5,190,840	19,817,653	12,549,545

Gross profit	2,551,027	1,374,766	5,226,007	3,432,536

Operating expenses
Advertising	458,652	382,287	1,118,745	881,190
Selling expense	583,166	145,073	864,698	330,400
Salaries and benefits	111,656	88,113	260,649	194,319
Depreciation	82,731	29,943	153,697	89,208
Other general and administrative	532,137	175,914	987,093	877,544
Total operating expenses	1,768,342	821,330	3,384,882	2,372,661

Net operating income	782,685	553,436	1,841,125	1,059,875

Other income (expense)
Interest income (expense)	(31,845)	(3,898)	(30,207)	(10,108)
Total other income (expense)	(31,845)	(3,898)	(30,207)	(10,108)

Net income before minority interest and taxes	750,840	549,538	1,810,918	1,049,767

Taxes	189,770	-	327,747	-

Net income after taxes	$561,070	$549,538	$1,483,171	$1,049,767

Minority Interests	61,996	-	$61,996	-

Net income	$499,074	$549,538	$1,421,175	$1,049,767

Foreign Currency Translation Adjustment	154,609	194,660	402,569	286,200

Comprehensive Income	$653,683	$744,198	$1,823,743	1,335,967

Basic earnings per share	$0.08	$0.09	$0.23	$0.17
Denominator for basic EPS	6,205,290	6,205,290	6,205,290	6,205,290

Fully diluted earnings per share	$0.06	$0.07	$0.20	$0.13
Denominator for diluted EPS	8,310,856	8,031,009	7,039,341	8,031,009

See the accompanying notes to the unaudited consolidated financial statements.

1.3 CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Cash flows from operating activities:
Net income	$1,421,175	$1,049,767
Adjustments to reconcile net income	-	-
to net cash provided by operations:	-	-
Minority interest	61,996
Depreciation and amortization	153,697	98,557
Provision for allowance on account receivable	677,809	5,418
Changes in operating liabilities and assets:		-
Trade accounts receivable	(1,421,758)	(155,052)
Advance to suppliers	300,616	(39,311)
Inventories	(1,546,168)	(539,612)
Other receivables	(923,756)	90,111
Prepaid expenses	10,000	33,087
Trade accounts payable	315,368	52,937
Other payables	625,571	209,151
Accrued expenses	(17,631)	7,105
Customer deposits	554,814	154,709
Tax payable	112,280	-
Net cash provided by operations	324,013	966,867

Cash flows from investing activities:
Purchases of plant and equipment	(740,779)	(1,282,174)
Acquisition of subsidiary	(2,162,133)	-
Prepaid land lease	25,110	(921,360)
Net cash used in investing activities	(2,877,802)	(2,203,534)

Cash flows from financing activities:
Repayment on short term notes payable	(6,712)	(98,501)
Related party payable	(92,686)	-
Proceeds from issuance of preferred stock	2,581,000	-
Net cash provided by financing activities	2,481,602	(98,501)

Effect of rate changes on cash	171,543	286,200

Increase (decrease) in cash and cash equivalents	99,356	(1,048,968)
Cash and cash equivalents, beginning of period	3,212,065	5,629,168
Cash and cash equivalents, end of period	$3,311,421	$4,580,200

Supplemental disclosures of cash flow information:
Interest paid in cash	$46,287	$16,318
Income taxes paid in cash	$137,976	$-

See the accompanying notes to the unaudited consolidated financial statements.

1.4 Notes to Consolidated Financial Statements of September 30, 2007 (unaudited)

Note 1: Basis of Presentation

Quarterly Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with our 2006 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which we believe necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

Principles of Consolidation

China Solar & Clean Energy Solutions, Inc., formerly known as Deli Solar (USA) Inc. was incorporated in the State of Nevada on March 21, 1983 as Meditech Pharmaceuticals, Inc. (“Meditech”). In late 2004, the Board of Directors of Meditech contemplated a strategic reorganization with Deli Solar Holding Ltd., a corporation organized in the British Virgin Islands (“Deli Solar (BVI)”). In contemplation of the reorganization, the Board of Directors resolved to spin off Meditech's drug development business to the shareholders of Meditech of record on February 17, 2005, through a pro rata distribution in the form of a stock dividend. The spin-off was completed on August 29, 2005. The acquisition of Deli Solar (BVI) was accounted for as a recapitalization of Deli Solar (BVI).

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

Our directly wholly-owned subsidiary Beijing Deli Solar Technology Development Co., Ltd.
(“Deli Solar (Beijing)”) was founded in 2006 and is principally engaged in solar power heater integrated construction projects in major cities in the PRC.

On July 1, 2007, we acquired 51% of Tianjin Hua Neng Energy Equipment company (“Tianjin Huaneng”), which manufactures energy saving boilers and environmental protection equipment for industrial customers for a purchase price of $1,689,741 (the “Purchase Price”). We paid $1,588,865 of the Purchase Price in July 2007 with a balance of $100,876 outstanding as of the date of this report. We have also paid a finder’s fee of $769,418 to Tianjin Wan Shi Tong Enterprise Management Consulting Co., Ltd., a TianJin consulting company in August 2007 pursuant to Consulting Agreement dated August 8, 2007.

Deli Solar (Bazhou) designs, manufactures and sells solar hot water heaters, coal-fired boilers and space heating products within the PRC. The consolidated financial statements include the accounts of China Solar & Clean Energy Solutions, Inc., Deli Solar (BVI), Deli Solar (Beijing), Deli Solar (Bazhou), Tianjin Huaneng and Ailiyang. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Summary of Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. The following paragraphs describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The areas described below are affected by critical accounting estimates and are impacted significantly by judgments and assumptions in the preparation of Consolidated Financial Statements. Actual results could differ materially from the amounts reported based on these critical accounting estimates.

a)	Revenue Recognition

Product sales are recognized when products are delivered to and inspected by customers and title has passed. We provide a three-year standard warranty to the products Deli Solar (Bazhou) manufactures. Under this standard warranty program, repair and replacement of defective component parts are free of any charge during the first year following purchase. In the second and third year, customers must pay for the purchase of the replacement parts, but not for repair services. The warranty services on the products made by Deli Solar (Bazhou) are performed by our independent sales agents and distributors in return for a 1-2% discount off the purchase price they would pay for our products.

Tianjin Huaneng derives revenues from the provision of energy-saving projects. In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, it recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

Tianjin Huaneng sells their products and services under a bundled sales arrangement, which typically include equipment, installation, testing and maintenance components. The components of equipment, installation and testing are non-separable and considered as a single unit of deliverables, namely product revenue. Hence, the product and maintenance are considered separate units of accounting in the arrangement. Revenues under these bundled arrangements are allocated considering the relative fair values of two separate deliverables: (a) product deliverable and (b) maintenance deliverable, included in the bundled arrangement based on the estimated relative fair values of each element in accordance with EITF 00-21, “Accounting for Multiple Element Revenue Arrangements” and recognized when the applicable revenue recognition criteria for each element are met.

b)	Allowance for Doubtful Accounts

Our business operations are conducted in the PRC. We extend unsecured trade credit to our relatively large customers according to their sales volume and historical payment records. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

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

Generally, a PRC company is subject to enterprise income tax at the rate of 33%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually. However, pursuant to the relevant laws and regulations of the PRC, Deli Solar (Bazhou), as a wholly foreign owned enterprise (“WFOE”) in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, after loss carry-forwards from the previous five years have been recovered. Deli Solar (Bazhou) first reported profits for the year ended December 31, 1997. Tianjin Huaneng is subject to enterprise income tax at the rate of 33%. Since Deli Solar (Bazhou) was transformed into a WFOE in March 2005, the two-year 100% income tax exemption period ended March 31, 2007. Beginning April 1, 2007, the Company is entitled to a 50% tax exemption from PRC enterprise income tax until March 31, 2010.

f)	Foreign currencies

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at period end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. On July 21, 2006, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of China’s government. We use the Closing Rate Method in translation of the financial statements of Deli Solar (Bazhou) and Deli Solar (Beijing).

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

Note 3: Acquisition

On May 18, 2007, the Company’s wholly owned subsidiary, Beijing Deli Solar Technology Development Co., Ltd. entered into a purchase agreement to acquire 51% equity interest inTianjin Huaneng held by Tianjin Municipal Ji County State-owned Assets Administration Commission for a purchase price of approximately $3,149,147. We also agreed put a working capital of approximately $2.5 million into the new company. The accounting date for this acquisition was July 1, 2007 and the acquisition has been accounted for by the purchase method. We paid approximately $1,575,600 in July 2007. By supplemental agreement dated August 8, 2007, the purchase price was reduced to approximately $1,689,741 and the balance of the purchase price of $100,876 was outstanding as of the date of this report. In addition to the purchase price we were required to pay a finder’s fee of approximately $769,418.

Tianjin Huaneng is principally engaged in the design, development and manufacturing and marketing of energy-saving related heating products such as heat pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast stoves, heating filters, normal pressure water boilers, solar energy water heaters and radiators. These products are distributed in the PRC and Southeast Asia.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus the allocation of the purchase price is subject to refinement.

USD
Asset acquired:
Cash and cash equivalents	196,150
Accounts receivable, trade	2,370,836
Inventories	1,665,617
Other receivables and prepayments	449,611
Property, plant & Equipment	589,986
Intangible assets	256,157
Goodwill	1,004,132

Total assets acquired	6,532,489

Liabilities assumed
Short-term bank loan	588,899
Accounts payable, trade	573,479
Deferred revenue	340,856
Advances from customers	1,326,666
Value-added tax payable	440,207
Income taxes payable	458,705
Deferred tax liabilities	16,059
Accrued liabilities and other payable	716,188
Long term loan	381,690

Total liabilities assumed	4,842,748

Net assets acquired	1,689,741

The acquired intangible asset was the cost of a land use right of $528,704 net of amortization depreciation charges of $26,435. All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement which is 50 years from 2004 to 2054, on a straight-line basis.

Note 4: Business Segment Information

The Company has two reportable segments namely solar heater/boiler related products and heat pipe related products. The solar heater/boiler related products are mainly under the management of Deli Solar (Bazhou) while the heat pipe related products are under the management of Tianjin Huaneng.
The following table presents information about the Company’s business segments for the three-month and nine-month period ended September 30, 2007.

(Unaudited)	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Operating revenues
Solar Heater/Boiler related products	$8,813,298	$6,565,606	$21,227,321	$15,982,081
Heat Pipe related products	3,816,338		3,816,339
Total revenues	12,629,636	6,565,606	25,043,660	15,982,081

Profit from continuing operation
Solar Heater/Boiler related products	593,844	553,436	1,652,284	1,059,875
Heat Pipe related products	188,841		188,841
Total revenues	782,685	553,436	1,841,125	1,059,875

Other Income/Interest expense	(31,845)	(3,898)	(30,207)	(10,108)

Net income before minority interest and taxes	$750,840	$549,538	$1,810,918	$1,049,767

Depreciation expenses
Solar Heater/Boiler related products	46,575	29,943	117,541	89,208
Heat Pipe related products	36,156		36,156
Total depreciation expenses	82,731	29,943	153,697	89,208

Total Assets for the reportable segments are:

As of September 30, 2007
Solar Heater/Boiler related products	$12,316,863
Heat Pipe related products	16,928,703
Total assets	$29,245,566

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis ("MD&A") includes "forward-looking statements". All statements, other than statements of historical facts, included in this MD&A regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to materially differ from such statements. While we believe that the assumptions concerning future events are reasonable, we caution that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the prospects for future acquisitions; the competition in the solar water heaters and boilers industry and the impact of such competition on pricing, revenues and margins; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel.

OVERVIEW

China Solar & Clean Energy Solutions, Inc. (“we,” “us” or the “Company”) is a holding company for our indirect wholly-owned subsidiary, Bazhou Deli Solar Heating Energy Co. Ltd, a PRC company (“Deli Solar (Bazhou)”). Our principal products are solar water heaters and space heating and cooking products including coal-fired residential boilers. We also sell accessories, component parts, and provide after-sales maintenance and repair services.

We are in the process of conducting a trial production of a flat plat collector production line and a water tank assembly line. We expect the new assembly line could be in full production by the end of the first quarter in 2008 which could enhance our production efficiency and improve the quality of our products.

As we stated in our 8-K dated September 14, 2007, our wholly-owned subsidiary, Beijing Deli Solar Technology Development Co., Ltd. (“Deli Solar (Beijing)”) closed an acquisition on July 1, 2007, to purchase the Tianjin Municipal Ji County State-owned Assets Administration Commission (the “SAAC”)’s 51% equity interest in Tianjin Huaneng Group Energy Equipment Co., Ltd. (“Tianjin Huaneng”). Tianjin Huaneng is a manufacturer of heating products such as pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast stoves, heating filters, normal pressure water boilers, solar energy water heaters and radiators. The remaining 49% of the equity of Tianjin Huanneng is owned by Tianjin Huaneng’s employees. The ultimate Purchase Price was RMB 12,869,315.36 (approximately $1,689,741), and pursuant to a Consulting Agreement dated August 8, 2007, we paid a consulting fee of RMB 5,860,000 (approximately $769,418) to Tianjin Wan Shi Tong Enterprise Management Consulting Co., Ltd., for its assistance in negotiating the Purchase Price reduction.

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, increase our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we expect to make investments in, and to acquire businesses, products, or technologies in the future. The Company is currently considering a number of possible investments of this kind, but we have not made any definitive decisions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Sales and Gross Profit

Sales for the three months ended September 30, 2007 were $12,629,636 as compared to $6,565,606 for the same period last year, an increase of $6,064,030 or 92.4%. Gross profit for the three months ended September 30, 2007 was $2,551,027, an increase of approximately 85.6%, as compared to $1,374,766 for the three months ended September 30, 2006. The increase in sales is attributed to the acquisition of Tianjin Huaneng and from sales of its energy-saving boilers and environmental protection equipment and due to our continued investment in brand marketing, sales promotion and our development of a more extensive sales distribution network. Our gross profit margin for the three months ended September 30, 2007 was about 20.2%, slightly lower as compared to 20.9% for the same period last year. This is primarily due to competition in the market over the sale prices of solar water heaters and boilers. We are facing severe price competition in the traditional solar water heater market. We expect price competition to continue through the end of calendar 2007. As a result, we expect our gross profit margin for our solar water heaters to continue to decrease. However, we anticipate that Tianjin Huaneng’s energy saving boilers and environmental protection equipment will generate better gross profit margins to offset the decline in our profit margins for solar water heaters and residential boilers.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 were $1,768,342, as compared to $821,330 for the same period in 2006, an increase of $947,012 or approximately 115.3%.

Advertising expenses for the three months ended September 30, 2007 were $458,652 as compared to $382,287 for the same period last year, an increase of $76,365 or approximately 20%. The increase in advertising expense was a result of our continued emphasis on advertising to increase our product awareness, branding and sales. We believe that through marketing, we would be able to face down competition and generate greater market share for our products.

Selling expenses for the three months ended September 30, 2007 were $583,166 as compared to $145,073 for the same period last year, an increase of $438,093, or approximately 302%. These selling expenses consisted primarily of sales promotions, distribution transportation expenses, agency administration expenses and after sales services, such as expenses for installation and replacements. The increase in selling expenses was primarily due to our acquisition of Tianjin Huaneng and due to the increase in sales volume and increase in sales promotion activities.

Other general and administrative expenses for the three months ended September 30, 2007 were $532,137, as compared to $175,914 for the same period last year, an increase of $356,223, or approximately 202.5%. The increase was partly due to the acquisition of Tianjin Huaneng which incurred a total of approximately $170,000 expenses; Deli Solar (Bazhou) and Deli Solar (Beijing)’s expenses incurred approximately $119,000 and the Company at U.S. level incurred a total of 242,000 which included a legal fee of approximately $190,000.

Income from Operations

Income from operations for the three months ended September 30, 2007 was $782,685, an increase of $229,249 or 41.4% as compared to $553,436 for the three months ended September 30, 2006. The increased income was due to our acquisition of Tianjin Huaneng and the increased sales revenue and our budget control on operating expenses in the third quarter of 2007.

Net Income

Net income was $499,074 in the three months ended September 30, 2007, a decrease of $50,464 or about 9.2% from $549,538 for the same period last year. This decrease is primarily due to an increase in our operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Sales and Gross Profit

Sales for the nine months ended September 30, 2007 were $25,043,660 as compared to $15,982,081 for the same period last year, an increase of 56.7% or $9,061,579. Gross profit for the nine months ended September 30, 2007 was $5,226,007, an increase of approximately 52.2%, as compared to $3,432,536 for the nine months ended September 30, 2006. The increase in sales is attributed to the acquisition of Tianjin Huaneng and from sales of its energy-saving boilers and environmental protection equipment and due to our continued investment in brand marketing, sales promotion and our development of a more extensive sales distribution network. Our sales gross margin in the first nine months of 2007 was about 20.9%, slightly lower as compared with 21.5% for the same period last year. This decline is primarily a result of price competition in the market.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 were $3,384,882 as compared to $2,372,661 for the same period in 2006, an increase of 42.7% or $1,012,221. Among the operating expenses, the advertising expenses for the nine months ended September 30, 2007 were $1,118,745 as compared to $881,190 for the same period last year, an increase of $237,555, or approximately 27%. The increase in advertising expense was a result of our emphasis on advertising to increase product awareness, branding and sales. Salaries and benefits increased from $194,319 for the nine months ended September 30, 2006 to $260,649 for the nine months ended September 30, 2007, an increase of $66,330 or 34.1% from the same corresponding period last year.

Selling expenses for the nine months ended September 30, 2007 were $864,698 as compared to $330,400 for the same period last year, an increase of $534,698, or approximately 162%. These selling expenses consisted primarily of sales promotions, distribution transportation expenses, agency administration expenses and after sales services, such as expenses for installation and replacements. The increase in selling expenses was primarily due to the consolidation with Tianiin Huaneng, and increase in sales and sales promotion activities.

Other general and administrative expenses for the nine months ended September 30, 2007 were $987,093, as compared to $877,544 for the same period last year, an increase of $109,549, or approximately 12.5%. The increase of the other general and administrative expenses was primarily due to the consolidation with Tianjin Huaneng.

Income from Operations

Income from operations for the nine months ended September 30, 2007 was $1,841,125, an increase of $781,250 or 73.7% as compared to $1,059,875 for the same period last year. The increased income was due to an increase in revenue and our budget control on operating expenses.

Net Income

Net income was $1,421,175 for the nine months ended September 30, 2007, compared with $1,049,767 for the same period last year, an increase of $371,408, or approximately 35%. The increase was primarily due to an increase in our revenue and our acquisition of Tianjin Huaneng and resultant sales of its products.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $324,013 for the nine months ended September 30, 2007, a decrease of $624,854 or approximately 66.5% from $966,867 for the same period of 2006. Tianiin Huaneng is expanding its business and requires a large amount of working capital. Tianjin Huaneng delayed the principle payment of its loans to the China Agriculture Bank (Tianjin Ji county) for two consecutive years. The bank decided to auction off the $1,154,703 outstanding loan and accepted a bid price of $665,708 from Deli Solar (Beijing). Deli Solar (Beijing) paid the bank the auction bid price in September 2007. The bid price is subject to an approval by the local government of Tianjin Ji County. Once we obtain the approval, we will incur a one-time non-operating income of $488,995, the difference of the original loan and the bid price.

Net cash used in investing activities was $2,877,802 for the nine months ended September 30, 2007, an increase of $674,268 or approximately 30.6% compared with the same period last year. The increase in part is due to the purchase of Tianjin Huaneng in July 2007.

Net cash from financing activities was $2,481,602 for the nine months ended September 30, 2007, an increase of $2,580,103 from $98,501 for the same period last year. The increase was due to the issuance of preferred stock in June 2007. On June 14, 2007 we raised net sale proceeds of $2,501,080 in a private placement of our Series A Preferred Stock and warrants. Investors purchased an aggregate of 1,774,194 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of our common stock, subject to adjustment. Additional shares of Series A Preferred Stock (not to exceed 900,000) are required to be issued to the investors in the event that we fail to achieve certain income targets for the fiscal years ended December 31, 2007 and 2008.

As of September 30, 2007, Tianjin Huaneng had a short term debt of $1,154,703, which Deli Solar (Beijing) purchased from its lender, China Agriculture Bank (Tianjin Ji county), in an auction for $665,708.

As of September30, 2007, Tianjin Huaneng also has a long-term debt of $778,474, of which approximately $477,000 was due to its employees; approximately $187,000 was due to government and $55,000 was due to a third party.

We are seeking funds to develop our business including making acquisitions; however, we cannot assure you that such funding will be available.

ACCOUNTS RECEIVABLE

During the nine months ended September 30, 2007, accounts receivable increased to $7,220,091 from $986,809 at the end of last year, primarily due to consolidation with Tianjin Huaneng. Tianjin Huaneng has large balance of accounts receivable.

The majority of Tianjin Huaneng’s sales are on credit terms in accordance with terms specified in the contracts governing the relevant transactions. We evaluate the need of an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the allowances for doubtful accounts are provided as $811,950 for the nine months ended September 30, 2007.

INVENTORY

Inventories as of September 30, 2007 increased to $5,238,184 from $315,765 as of December 31, 2006 primarily due to consolidation with Tianjin Huaneng. The inventory mainly consists of finished goods waiting for transportation or installation.

CASH

Cash and cash equivalents increased to $3,311,421 at September 30, 2007 from $3,212,065 at December 31, 2006. While we anticipate that our cash flow will be sufficient to support our operations for the next 12 months, we will need to raise additional equity capital to make further acquisitions. There can be no assurance that financing will be available to us, or that if available, that it will be available on satisfactory terms.

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

At the conclusion of the nine months ended September 30, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the design and operation of our disclosure controls and procedures, as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer/President and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer/President and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

(b) Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation in connection with the preparation of this quarterly report on Form 10-QSB.

PART II - OTHER INFORMATION.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
3.1	Articles of Merger filed with the Secretary of State of Nevada on October 29, 2007 reflecting the change of the Company name*

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Deli Du;

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gary Lam;

32.1	Certification pursuant to 18 U.S.C. 1350.

* Filed as exhibit 3.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on November 2, 2007 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Solar & Clean Energy Solutions, Inc. (Registrant)

Dated: November 14, 2007	/s/ Deli Du
Deli Du
Chief Executive Officer and President

Dated: November 14, 2007	/s/ Gary Lam
Gary Lam
Chief Financial Officer