Form 10KSB
period 2007-12-31
China Solar & Clean Energy Solutions, Inc.
filed 2008-04-10
CIK 717588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-KSB
____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended  December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-12561

China Solar & Clean Energy Solutions, Inc.
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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $37,072,346 for the fiscal year ended December 31, 2007.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock as quoted on the OTC Bulletin Board on March 24, 2008 of $ 1.90, was approximately $12,476,711.

 The number of shares of common stock outstanding as of the close of business on March 24, 2008 was 13,136,305.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No: ☒

China Solar & Clean Energy Solutions, Inc.
Form 10-KSB
For the Fiscal Year Ended December 31, 2007

Table of Contents

Cautionary Note Regarding Forward-Looking Statements And Other Information Contained In This Report
Currency

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Plan of Operation" and "Business," as well as in this report generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

Currency

Unless otherwise noted, all currency figures in this filing are in U.S.dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the Renminbi). According to xe.com as of March 24, 2008, $1 = 7.0525 yuan.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Except as otherwise specifically stated or unless the context otherwise requires, the “Company,” we," "our" and "us" refers collectively to:

(i)	China Solar & Clean Energy Solutions, Inc. ("China Solar") formerly known as ("Deli Solar (USA) Inc.)",
(ii)
Deli Solar Holding Ltd., ("Deli Solar (BVI)"), a wholly-owned subsidiary of China Solar and a limited liability company organized under the International Business Companies Act of the British Virgin Islands,

(iii)	Bazhou Deli Solar Energy Heating Co., Ltd. ("Deli Solar Bazhou”), a wholly-owned subsidiary of Deli Solar (BVI) and a limited liability company organized under the laws of the PRC
(iv)	Beijing Deli Solar Technology Development Co. (“Deli Solar (Beijing)”), a wholly-owned subsidiary of China Solar and a limited liability company organized under the laws of the PRC,
(v)	Shenzhen PengSangPu Solar Industrial Products Corporation (“SZPSP”), a wholly-owned subsidiary of Deli Solar (Beijing); and
(vi)	Tianjin Huaneng Group Energy Equipment Co., Ltd. (“Tianjin Huaneng”), a majority-owned subsidiary of Deli Solar (Beijing).

Business Overview

We are engaged in the solar and renewable energy business in the People's Republic of China (“PRC”).

Our business is conducted through our wholly-owned PRC based operating subsidiaries, Deli Solar (Bazhou), Deli Solar (Beijing) and our recently acquired indirect majority owned subsidiary Tianjin Huaneng.

Deli Solar (Bazhou), founded in 1997, designs, manufactures and sells renewable energy systems to produce hot water and for space heating in the PRC. Deli Solar (Bazhou)’s principal products are solar hot water heaters and multifunctional space heating products, including coal-fired boilers for residential use. Deli Solar (Bazhou) also sells component parts for its systems, and provides after-sales maintenance and repair services.

Most end users of Deli Solar (Bazhou)’s products use them to heat water for their homes, with a concentration in rural areas where electricity is in short supply. Deli Solar (Bazhou)’s coal-fired boilers, furnaces and heating stoves are also used as primary household space heaters during cold weather and as cooking stoves.

Deli Solar (Beijing), established during the second quarter of 2006, is principally engaged in the installation of large solar water heaters in construction projects in major cities in the PRC, including Beijing.

Tianjin Huaneng, acquired in July 2007, manufactures and installs waste heat recovery systems primarily for use in manufacturing facilities whose manufacturing processes require the generation of large amounts of heat, such as steel and chemical plants. The waste heat can be sued to generate hot water at the manufacturing facilities Tianjin Huaneng’s products include heating pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast stoves, heating filters, normal pressure water boilers, solar energy water heaters and radiators. Products and systems manufactured and sold by Tianjin Huaneng during the period from May 1, 2007 (the date of acquisition) through December 31, 2007 represented 19% of our sales revenues for the fiscal year ended December 31, 2007. Tianjin Huaneng’s products are sold in more than 28 provinces in the PRC as well as Singapore, Indonesia, and North Korea.

SZPSP, which we acquired effective March 31, 2008, is principally engaged in the resale of energy-saving heating products such as heat pipes, heat exchangers, pressure water boilers, solar energy water heaters and radiators.  Currently, SZPSP is also operating a distribution facility in Shenzhen, PRC. This acquisition will add to the assortment of solar water products which we have available for sale.

For the fiscal year ended December 31, 2007 approximately 47% of our sales revenues were derived from sales of our solar water heaters, 34% were derived from sales of our coal-fired boilers, space heating and other products and 19% were derived from sales of heat exchange equipment.

For the fiscal year ended December 31, 2007, approximately 88% of our sales revenues were derived from sales made to PRC based customers and approximately 12% were derived from the international market.

Products

Solar Hot Water Heaters

We manufacture two types of solar hot water heaters: evacuated tubular solar water heaters and flat plate solar water heaters. Our solar water heaters are primarily used to generate hot water for residential use. Among evacuated tubular solar water heaters, regular evacuated tubular solar water heaters using all-glass vacuum collectors are our best selling product, comprising approximately 85% of our total solar water heater revenues for 2007. This type of solar water heater can generate hot water even in cold weather and therefore can be used throughout the year. Further, these water heaters are relatively easy and inexpensive to produce compared to other solar hot water heaters using other types of vacuum collectors. Because our primary market is in rural areas of the PRC, our regular evacuated tubular solar water heaters annually account for most of our sales.

Boilers

We also manufacture boilers, furnaces, stove heating, and space heating products. Most of our boilers and space heating products are coal-fired, small scale units for residential space heating and cooking.

Sales of our hot water heaters and boilers comprised approximately 72% of our total sales revenues in 2007.

Heat Pipe Related Products

We also manufacture waste heat recovery systems, heating products such as heating pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast stoves, heating filters, normal pressure water boilers, solar energy water heaters and radiators.

Sales of these products and systems comprised approximately 19% of our total sales revenues in 2007.

Recent Developments.

February 2008 Private Placement

On February 25, 2008 we raised gross proceeds of approximately $11,300,000 in a private placement providing for the sale of 4,691,499 shares of common stock at a price of $2.40 per share.

Acquisition of Shenzhen PengSangPu Solar Industrial Products Corporation

On January 9, 2008 Deli Solar (Beijing) entered into an equity purchase agreement and a complementary agreement with Shenzhen PengSangPu Solar Industrial Products Corporation (“SZPSP”) and its shareholders to acquire 100% of the outstanding equity interests of SZPSP from its three shareholders. The closing occurred on March 31, 2008.

SZPSP was incorporated as a limited liability company under the laws of the PRC on September 23, 1993.  Its registered capital was Renminbi Yuan (“RMB”) 2,650,000 (equivalent to $365,916) which was contributed by its three shareholders. On July 13, 2006, the registered capital increased to $1,767,443 (RMB 12,800,000).

SZPSP specializes in the manufacture of solar hot water systems for commercial use. Our customers include factories, hospitals, schools and hotels. SZPSP’s solar energy products include flat plate solar collectors, solar water heater systems, central solar water heater system and solar energy photovoltaic technology, etc. It acquired ISO9001: 2000 international quality system accreditation in 2004.

SZPSP is principally engaged in the manufacture and distribution of solar heating products such as heat pipes, heat exchangers, pressure water boilers, solar energy water heaters and radiators.   Currently, SZPSP is also operating a distribution facility in Shenzhen, PRC. SZPSP had sales revenues of RMB73,885,035 ($10,114,864) for 2007.

The purchase price consisted of $4,087,832 (RMB 28,800,000) in cash, 1,419,729 shares of our common stock, and five year warrants to purchase 141,973 shares of common stock at an exercise price of $2.50 per share (subject to adjustment). The cash portion was based on an appraisal of SZPSP. The three shareholders agreed to loan the cash purchase price back to the Deli Solar (Beijing) to be used as working capital. Fifty (50%) of the principal amount of this loan is required to be repaid within one year and the remaining balance is required to be repaid within two years.  In addition to the payment of the cash purchase price, we paid RMB 20 million for SZPSP’s trademarks and other intangible assets which was paid in 1,419,729 shares of our common stock. We agreed that if on the first anniversary of the closing our common stock price is lower than the share price ($2), we will pay the difference.

SZPSP warranted that if (i) for the year ended December 31, 2008 its sales revenues are less than RMB 99 million (approximately $13,670,068) or its after-tax net profits are less than RMB 9.43 million (approximately $1,302,108); or (ii) for the year ended December 31, 2009, sales revenues are less than RMB 143.9 million (approximately $19,868,336) or its after-tax net profits are less than RMB 12.13 million (approximately $1,674,789), SZPSP will pay the difference between the revenue and the targeted revenue of the year specified by reducing the amount payable on the shareholders’ loan. If the shareholders’ loan is not sufficient to pay the difference, the common shares held by SZPSP will be returned to us to the extent necessary for the remaining balance.

The current shareholders of SZPSP, being the management of SZPSP, have entered into employment contracts with us for a term of three years to remain in their current managing positions of SZPSP.

Deli Solar (Beijing) has the right to elect a majority of the board members of SZPSP.

Acquisition of Tianjin Huaneng

On May 18, 2007, Deli Solar (Beijing) entered into an agreement with Tianjin Municipal Ji County State-owned Assets Administration Commission (the “SAAC”) to purchase 51% of the equity interests in Tianjin Huaneng Group Energy Equipment Co., Ltd. (“Tianjin Huaneng”) for a purchase price of RMB24,100,000 (approximately $3,149,147). The transaction closed on July 1, 2007 and we paid approximately $1,575,600 in July 2007. By supplemental agreement between the parties dated August 8, 2007, the purchase price was reduced to approximately $1,689,741. However in addition to the purchase price we are required to pay a finder’s fee of approximately $769,418. At the closing Deli Solar (Beijing) assumed 51% of the liabilities of Tianjin Huaneng. In addition, we are required to contribute RMB20,000,000 (approximately $2,613,400) as working capital to the acquired company. Deli Solar (Beijing) also agreed to employ the 550 current Tianjin Huaneng employees pursuant to new three year employment contracts.

Tianjin Huaneng had sales revenues of approximately $11 million for 2006 and since July 2007 contributed approximately $9.6 million or approximately 26% of our total sales revenue of approximately $37 million for 2007.

Tianjin Huaneng, incorporated in 1987, is a state-owned enterprise with 51% of its equity formerly-owned by SAAC and 49% owned by the employees.

Tianjin Huaneng manufactures heating products such as heating pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast stoves, heating filters, normal pressure water boilers, solar energy water heaters and radiators.

Tianjin is a city in the PRC which is approximately 50 miles from Beijing and has a population of approximately 10.24 million (as of December 31, 2004), and is one of only four municipal cities directly governed by the central government in China.

Change of Name

Effective October 29, 2007, we changed our name from Deli Solar (USA), Inc. to China Solar & Clean Energy Solutions, Inc. We believe that the new name better reflects the direction of the business. The name change was completed by means of a short form merger under the Nevada law, under which Du Solar, Inc., our wholly owned subsidiary merged into us. We survived as the surviving corporation and we effected the name change in connection with that merger. No shareholder approval was required for the short form merger and the related name change. The name change became effective with the OTCBB at the opening of trading on November 5, 2007 under the new stock symbol “CSOL.OB.” Our new CUSIP number is 16943E 105.

 June 2007 Private Placement

On June 13, 2007 we raised gross proceeds of $2,750,000 in a private placement providing for the sale at a purchase price of $1.55 per share of

(i)	1,774,194 shares of series A preferred stock (with each share convertible into one (1) share of common stock, subject to adjustment)

(ii)	five year class A warrants to purchase 1,774,194 shares of common stock at an exercise price $1.90 per share (subject to adjustment), and

(iii)	five year class B warrants to purchase an additional 1,774,194 shares of common stock at an exercise price of $2.40 per share (subject to adjustment).

Corporate History

China Solar & Clean Energy Solutions, Inc. was formerly known as Deli Solar (USA), Inc., which was formerly known as Meditech Pharmaceuticals, Inc. (“Meditech”).

Meditech was incorporated in Nevada on March 21, 1983.

Organization of Holding Company and Acquisition of Deli Solar (Bazhou)

In 2004, Deli Solar (BVI), was organized as a limited liability company under the International Business Companies Act of the British Virgin Islands by Mr. Deli Du of Bazhou City, Hebei Province, PRC and others (with Mr. Du owning 80% ) as a holding company for Deli Solar (Bazhou).

On August 1, 2004, Deli Solar (BVI) purchased all the capital stock of Deli Solar (Bazhou) from Messrs. Deli Du, his brother Xiaosan Du and Xiao'er Du, for RMB 6,800,000 (approximately $879,920). As a result of that transaction, Deli Solar (Bazhou) became a wholly foreign-owned enterprise ("WFOE") under PRC law, by virtue of its status as a wholly-owned subsidiary of a foreign company, Deli Solar (BVI).

Reverse Merger and Financing

On March 31, 2005, Meditech entered into a stock contribution agreement with the shareholders of Deli Solar (BVI) under which Meditech acquired all of the issued and outstanding shares of capital stock of Deli Solar (BVI) in exchange for the issuance to the shareholders of Deli Solar (BVI) of 4,067,964 shares of Meditech’s common stock.

In connection with the stock contribution, also on March 31, 2005, we received net proceeds of $5,748,015 from the sale of 1,642,990 shares of common stock and warrants to a number of accredited investors in a private placement. (The number and the price of the shares as described in this and the prior paragraph have been adjusted to give effect to the one-for-six reverse stock split of the common stock, which became effective on August 15, 2005.)

As a result of foregoing transactions, the former shareholders of Deli Solar (BVI) (including Mr. Du) became holders of a majority of the common stock of Meditech and Deli Solar (BVI) became a wholly-owned subsidiary of Meditech. Following (i) Mr. Du's purchase of the 56,259 shares from a third party for $500,000, (ii) the issuance to him of the additional 3,254,371 shares in exchange for his 80% of the outstanding shares of Deli Solar (BVI) and (iii) the simultaneous issuance by the Company of an additional 1,642,990 shares to accredited investors in the private placement, Mr. Du then owned, of record, 57% of the issued and outstanding common stock of the Company.

On August 15, 2005, Meditech changed its name from Meditech to Deli Solar (USA), Inc and completed a one of six reverse stock split of the common stock.

On August 29, 2005 Meditech completed a spin-off of its drug development business to East West Distributors, Inc., its wholly owned subsidiary.

During the quarter ended June 30, 2006, Deli Solar (USA) set up a new wholly-owned subsidiary, Deli Solar (Beijing) to further develop our business in Beijing. Deli Solar (USA) contributed $1 million into Deli Solar (Beijing) as its registered capital.

Corporate Structure

The following diagram sets forth our current corporate structure:

Neither China Solar nor Deli Solar (BVI) has any operations or currently intend to have any operations in the future other than acting as a holding company and management company for Deli Solar (Bazhou) and Deli Solar (Beijing) and raising capital for their operations.

Products

We manufacture solar water heaters, boilers as well as heat pipe products.

Solar Hot Water Heater Products

Our solar water heaters are primarily used to generate hot water for residential use.

Approximately 47% of our total revenues for 2007 were derived from sales of our solar hot water heaters compared to 60% of our total revenues for 2006.

We manufacture two types of solar hot water heaters: evacuated tubular solar water heaters and flat plate solar water heaters.

Among evacuated tubular solar water heaters, regular evacuated tubular solar water heaters using all-glass vacuum collectors are our best selling product, comprising approximately 85% of our total solar water heater revenues for 2007. This type of solar water heater can generate hot water even in cold weather and therefore, can be used throughout the year. Further, they are relatively easy and inexpensive to produce compared to other solar hot water heaters using other types of vacuum collectors. Because our primary market is in rural areas of the PRC, our regular evacuated tubular solar water heaters account for most of our sales of solar water heaters.

Solar hot water heaters use sunlight to heat either water or a heat-transfer fluid in collectors. The solar collector is mounted on or near a house facing south. As sunlight passes through the collector's glazing, it strikes an absorbing material. This material converts sunlight into heat, and the glazing prevents the heat from escaping. The two most common types of solar collectors used in solar water heaters in the PRC market are evacuated tube collectors and glazed flat plates.

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

The following table sets forth our product types and the approximate percentage of the sales of each type:

Types	Approx. % of water heater revenues	Sub-types	Approx. % of total solar product revenue

Evacuated Tubular Solar Water Heaters	90%	Regular Evacuated Tubular Solar Water Heaters	85%

		Evacuated Heat Pipe Solar Water Heaters	5%

Flat Plate Solar Water Heaters	10%		N/A

Evacuated Tubular Solar Water Heaters

This line of products represents about 5% of our sales revenues from solar water heaters in 2007. They can generate hot water all year round for homes, whether or not they are located in a cold climate. There are two types of vacuum tube water heaters currently available: (i) the regular evacuated tubular solar water heaters; and (ii) evacuated heat-pipe solar water heaters. Our regular evacuated tubular solar water heaters use all-glass vacuum tubes, and our evacuated heat pipe solar water heaters use heat pipe vacuum tubes. The primary use of our evacuated tubular solar water heaters is to generate hot water for household use. However, solar thermal energy can also be employed in industrial processes, timber treatment, agricultural processes, cooling and space heating.

All glass: Our regular evacuated products use all-glass evacuated tubular collectors. These collectors consist of rows of parallel transparent glass tubes, which are double layered and made of borosilicate glass. Each tube contains an absorber and is covered with a selective coating. Sunlight enters the tube, strikes the absorber, and heats the water flowing through the absorber. The space between the glass tubes and the absorber is "evacuated," or is a "vacuum". This vacuum helps the collectors achieve extremely high temperatures (170-350 degrees F). Because all-glass evacuated tubular collectors are relatively easy and cheap to make as compared to heat pipe vacuum tubes, our regular evacuated tubular solar water heaters are our best selling solar hot water heater and comprise approximately 85% of our solar water heaters sales.

Heat Pipe: Our evacuated heat pipe solar water heaters comprise approximately 5% of our solar hot water heaters sales. These solar water heaters use heat pipe vacuum tubes to convert solar energy into thermal energy. A heat pipe vacuum tube is a hermetically sealed evacuated tube containing a mesh or sintered powder wick and a working fluid in both the liquid and vapor phase. When one end of the tube is heated the liquid turns to vapor absorbing the latent heat of vaporization. The hot vapor flows to the colder end of the tube where it condenses and gives off heat. The use of the latent heat of the fluid enables heat to be transferred at 500 to 1000 times the rate compared with a solid metal rod and at temperature differences between the ends of the pipe as low as 2 °C (i.e. 3.6°F difference). The heat-pipe vacuum tube is a combined pipe and vacuum technology. This product line features fast heating, minimum thermal loss, high temperature resistance, anti-freeze and good pressure resistance. Evacuated heat pipe solar water heaters, if pressurized, can produce high pressure hot water which provides a solution where uneven temperature is a problem. Our pressurized evacuated heat pipe solar water haters can be customized according to actual needs of our customers. Moreover, heat pipe vacuum tubes are more difficult to manufacture and have higher production costs than all-glass vacuum tubes. Given our targeted residential household market, we only sell a limited amount of evacuated heat pipe solar water heaters.

Flat Plate Solar Water Heaters

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

Integrated Solar Heating Packages

A number of our products are being used in complete building integrated solar heating packages, which integrate our solar hot water and space heating systems directly into the construction of new multi-family dwellings, commercial office buildings and industrial developments. In August 2005 we entered into a construction agreement with Beijing Municipal Mengtougou District Yingtaogou Village Committee to install our solar hot water and space heating systems in 83 detached houses by March 30, 2007. As of December 31, 2006 we completed the installation of our solar hot water and space heating systems in 16 of such houses. The project continues to be suspended due to a payment default.

Boilers and Space Heating Products

We also manufacture boilers, furnaces, stove heating, and space heating products, comprising approximately 27% of our total sales revenues in the year of 2007.

Most of our boilers and space heating products are coal-fired, small scale units for residential space heating and cooking.

We manufacture more than 80 types of boilers, furnaces, space heating and stove cooking products. Separated by functions and use, our boilers, furnaces and stove heating products can be divided into three types: 1) combined cooking and space heating, comprising approximately 60% of our sales of boilers and space heating products, 2) combined shower and space heating, comprising approximately 10% of our sales of boiler and space heating products, and 3) multifunctional shower, cooking and space heating, comprising approximately 30% of our sales of boilers and space heating products.

We have also developed two environmentally friendly boilers: smokeless coal-fired boilers and bio-materials furnaces. The former does not produce smoke and the latter utilizes waste materials such as dry hay to generate heat. The development of these products has been completed and we have sent samples of these products to our distributors. As of the date of this report we have not made significant sales of these environmentally friendly new products.

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

We believe that the following factors make photovoltaic powered water heaters an attractive addition to our existing product line:

•	severe electricity shortages for the PRC's grid-connected residents,
•	the complete absence of grid electricity for millions of others and the poor prospect of improvement via incremental central station capacity and grid development in the near future,
•	the abundance of solar energy resource in the PRC and an active rural banking system.

Our sales of photovoltaic powered water heaters have not been significant thus far.

Densely Covered Regular Tubular Heaters. We have developed a new solar water heater which is designed with densely covered evacuated tubes to improve heating efficiency with only a small cost increase. As an updated regular evacuated tubular heater, this product installs more tubes in one square meter than normal products do. For instance, it has ten tubes on one collector while others only have eight. We began marketing this product in June 2007 and we had sales through December 31, 2007 of RMB30 million.

Raw Materials and Principal Suppliers

The primary raw materials for manufacturing our products are stainless steel plate, vacuum tubes, iron and regular steel plate. These raw materials are generally available on the market and Deli Solar (Bazhou) has not experienced any raw material shortage in the past. Because of the general availability of these raw materials, it has not been our standard practice to enter into long-term contracts or arrangements with most of our raw materials suppliers. We believe that this gives us the flexibility to select the most suitable suppliers based on product quality and price terms provided by suppliers each year. We generally have at least three suppliers that are pre-approved for each raw material supply. However, this arrangement does not provide any guarantee that necessary raw materials will continue to be available at prices or delivery terms acceptable to us.

During the past three years, we have purchased stainless steel plate primarily from Lingyi Co. in Shangdong Province. Our three principal suppliers of vacuum tubes have been Shangdong Taian Co., Beijing Linuo Co. and Beijing Tianpu Co. Our principal supplier of steel and iron plate has been the local market in Bazhou City, where Deli Solar (Bazhou) is located, which has approximately 100 steel suppliers. We do not rely on any particular suppliers to procure other raw materials.

Manufacturing Process, Cost, and Capacity

Deli Solar (Bazhou) assembles and manufactures most of its products in its own production facility in Bazhou. Tianjin Huaneng assembles and manufactures most of its products in its own production facility in Tianjin. SZPSP assembles and manufactures most of its products in its own production facility in Shenzhen. Our senior manufacturing personnel include a number of professional engineers and senior technology consultants. We primarily use manual labor for our product because of availability of cheap labor in the Bazhou area. However, Deli Solar (Bazhou) is in the process of automating some of its production processes. In February 2006, Deli Solar (Bazhou) purchased an automated production line for the manufacture of water tanks. That production line has been assembled, tested and validated and is expected to be in use by the end of the second quarter of 2008.

As of March 24, 2008, we employed approximately 815 permanent manufacturing employees and also 250 contract temporary workers. We added 550 employees as a result of the Tianjin acquisition and will be adding an additional 185 employees as a result of the SZPSP acquisition. During manufacturing peak season for solar hot water heaters, which normally are the second and third calendar quarters of the year, we have at least approximately 300 workers working 3 shifts and 7 days per week. Because of the strategic location of our manufacturing facilities, we are able to take advantage of low labor cost in the Bazhou, Tianjin and Shenzhen areas, which we estimate to be approximately 40% lower than that in the Beijing or Shanghai areas. We have not experienced a great deal of worker turnover because there are relatively few manufacturing employment positions in the Bazhou and Tianjin areas and believe that we have achieved a high level of employee loyalty. Set forth below is certain information regarding our current manufacturing capacity:

Current Manufacturing Capacity

	Daily Production (Approximate Units)	Annual Production (Approximate Units)

Solar Hot Water Heaters	500	133,000

Boilers and Space Heating Products	120	26,000

Quality Control

Our manufacturing processes follow strict guidelines and standard operating procedures that we believe are compliant with ISO 14000. Our products are routinely tested as are individual aspects of our production. Deli Solar (Bazhou) is in the process of applying for ISO 14000 certification and anticipates that the certification will be issued by the end of 2008.  SZPSP has been issued ISO9001: 2000 certification.

Because of our stringent quality control system, most of our products are certified by governmental quality control testing centers, such as the Institute of China Product Quality Association, Hebei Province New Energy Products and Projects Quality Control and Testing Center, and Beijing Technology Supervisory Bureau. We also received awards from Hebei Province Consumers Organization and Hebei Province Administration of Industry and Commerce, as well as endorsement from the China Rural Areas Energy Industry Association. The following table sets forth the brands of our products that are certified by Beijing Technology Supervisory Bureau to have met the National Industry Standard NY-T 343-1998, which is the testing standard for solar hot water heaters' thermal power:

Brands	Products	Model Numbers

Deli Solar Brand	Solar Water Heaters	DLYG-12/75

Ailiyang Brand	Solar Water Heaters	ALY-12/75

Dudeli Brand	Solar Water Heaters	DDL-12/75

Deyu Brand	Solar Water Heaters	DY-12/75

Original Equipment Manufacturer (OEM) Arrangement

Our sales peak season normally occurs in the second and third calendar quarters of the year for solar hot water heaters and the third and fourth calendar quarters of the year for boilers and space heating products. During the peak season when our production capacity falls short of the market demand, we assemble and manufacture products through OEM arrangements. Under a typical OEM arrangement, we authorize an OEM to manufacture products under our brand names and/or trademarks. We achieve quality control over products manufactured under such OEM arrangement by sending our technicians on site to supervise the production and test the products. During fiscal year 2007, we contracted with two OEMs, Shandong Xin Xing Solar Power Heater Co., Ltd. and Lian Yun Gang Solar Power Heating Co Ltd.

Manufacturing through OEM arrangements comprises approximately 30% to 40% of our total sales during the peak season. For 2007, the two OEM generated an aggregate of 40% of our annual revenues. The OEM manufacturers typically receive approximately 1% of the gross sales from the products they manufacture for us. Most of the OEM manufacturers we select are located near areas where products are demanded, thereby minimizing transportation costs.

Demand for Our Products

The majority of the demand for our solar water heaters and space heaters is from residential households in the PRC, particularly in rural areas. Presently, we sell our solar water heaters and space heaters primarily in the rural areas of the north-east part of the PRC including Hebei, Beijing, Tianjin, Heilongjiang, and Liaoning, where there is prolonged sunny and dry weather.

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

The PRC Solar Hot Water and Space Heating Market

The PRC's Economic Growth, Energy Shortage and Renewable Energy Policy

The rapid economic growth of the PRC in recent years has fueled a massive demand for coal, oil and gas, which has caused a depletion in the country’s coal and oil reserves and a resulting shortage in supply, as well as serious environmental problems. Recognizing that accelerating the country's transition to efficient and renewable energy would ease this depletion and the environmental concerns, the National People's Congress, the PRC's parliament, passed the China Renewable Energy Promotion Act, which became effective on January 1, 2006. The Act aims to promote the use of renewable energy as an alternative source of energy to the more polluting fuels. Renewable energy currently accounts for a negligible percentage of the country’s total energy supply. The Act, however, does not provide for any incentive schemes for purchasers.

Urban and Rural Market Segmentation for Hot Water and Space Heating Systems in China

Recently the market for hot water and space heating systems in the PRC has shown substantial growth. According to a research conducted by the China Hardware Products Association and the China Information Center in 2002, only 71.5% of urban households had modern hot water systems. We do not know the number of rural households that currently have hot water systems but believe that it significantly less due to the fact that modern hot water and heating systems have still not become available to and are not affordable in many households in the country. Only recently have some of these households started to earn the disposable income required to purchase the hot water and space heating systems.

In the rural areas of the PRC the infrastructure is insufficient to facilitate delivery of conventional energy solutions that are available in more developed countries. The infrastructure to deliver natural gas or propane, two of the most common energy sources used in the United States, for example, are not well developed in the PRC, even in larger cities. As to electrical energy, while it has become more available in the urban areas of the PRC, it remains much less available in rural areas. Large portions of the PRC's rural areas are not electrified or connected to the electric grid and approximately 60% of rural communities that are grid-connected experience serious shortages of electricity. According to the National Renewable Energy Laboratories Eleven rural counties with a population of approximately 70 million have no electricity at all. In addition, the cost of electricity is high in many rural areas, making it impractical for hot water and space heating purposes.

We believe that in most provinces of the PRC, solar-generated hot water for rural home use is the most available and economical solution. Compared with electricity, natural gas or propane, we believe that solar hot water is more available, less expensive and more suitable to rural household needs as shown in the following table.

Cost Economics of Solar Hot Water Heaters

(in $USD)	Solar	Gas	Electric

Initial Equipment Cost	241	120	72

Engineering Life (Years)	15	6	5

Equipment Cost (15 years)	241	300	216

Annual Additional Energy Cost	0	98	81

Total Operating Cost (15 years)	241	1,770	1,431

Projected Growth of Solar Hot Water Industry

The PRC solar hot water industry is an emerging, but fast growing industry. It has experienced an annual growth rate of approximately 30% since 1999 as measured by the square meters of systems installed. The Solar Energy Usage Commission of the PRC Rural Energy Industry Association and the PRC Renewable Energy Industries Association project such growth to continue at an annual average rate of 27.36% until2015 as shown in the following table:

Aggregate Solar Hot Water Industry Sales

Annual Sales

1999 A	5.0 million m(2)

2000 A	6.0 million m(2)

2001 A	8.0 million m(2)

2002 A	10.0 million m(2)

2003 A	12.0 million m(2)

2004 F	16.2 million m(2)

2015 F	232.0 million m(2)

A = actual. F = forecast. Source: China Solar Hot Water Industries Development and Research Report (2001-2003), jointly published by the solar energy association and commission described above.

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

Our Growth Strategy:

Acquisition Strategy

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, increase our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities.

In July 2005 we acquired a 51% interest in Tianjin Huaneng and in March 2008 we acquired a 100% interest in SZSP.

From time to time we consider investing in new businesses and we expect to make investments in, and to acquire businesses, products, or technologies in the future.

Our Organic Growth Strategies

We are seeking to grow and expand our business through the following strategies:

•	focus on rural market segment.

•	extensive and targeted advertising.

•	multi-brand strategy.

•	a larger distribution and agency network.

•	after-sales services network.

Our focus on rural market segment

We market our products in both the urban and the rural markets in the PRC. While most solar hot water manufacturers focus on the urban market, we have always focused on the rural market because the size of the rural market in the PRC is about eight times larger than that of the urban market. Further, our rural customers regard purchasing a hot water heater as a long term investment in a durable good, more so than urban customers.

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

Our Advertising

Based on various advertising effectiveness studies in the PRC, we believe that large scale advertising on TV and other mass media can have a significant impact on rural residential purchase decisions. Accordingly, we spent approximately $1,415,493, or 3.8% of sales, on advertising in 2007 compared to $1.1 million, or 5.2% of sales in 2006. In 2005 and 2004, we spent over $646,000 and $278,000, respectively, or 4.2% and 4.6% of sales, respectively, on advertising.

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

Solar Hot Water Heater Series

Our Brand Name	Our Classification of Products

Deli Solar	Premium

DeYu	Standard

Space Heating Series

Our Brand Name	Our Classification of Products

Du Deli	Premium

DeYu	Standard

We intend to achieve the following objectives through the Multi-Brand Strategy:

•	to target different products in different tiers of the same geographical market.

•	to eliminate agency dominance in a regional market by granting non-exclusive agencies to more than one distributor in a region.

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

We also have a Marketing Department consisting of approximately 87 marketing and sales personnel who collect feedback from our customers and other market information for our management and our product development team.

Distribution Channels for Solar Water Heater Systems

The PRC is a vast country geographically and the market for our products covers many regions. To penetrate the market effectively, especially the less-developed rural areas, we have established a vast distribution and sales network that includes approximately 604 distributors and wholesalers and approximately 2,000 local appliance retailers covering 27 provinces in China, with a focus on the northern PRC area, north-eastern PRC area, Beijing metropolitan area, and Tianjin metropolitan area. The northern PRC area includes Hebei Province, Henan Province, Shangdong Province, Shanxi Province, and An'hui Province. The north-eastern PRC area includes Liaoning Province and Heilongjiang Province.  Sales to these areas consist of approximately 70% of our total sales revenues. We believe that our comprehensive distribution and sales network enables us to efficiently service the rural communities without having to rely on any particular agent or distributor for our sales. In the past five years, no single agent or distributor has generated more than 5% of our total annual sales.

We are able to attract a large number of distributors, sales agents, and retailers for the following reasons:

•
We produce both solar hot water heaters and boilers, while the majority of manufacturers in the PRC normally produce only one type of product. Sales of solar hot water heaters and boilers are both affected by seasonality. As described elsewhere in this report, solar hot water heaters are in high demand in the spring and boilers are in high demand in the fall. Therefore, the combined production of solar hot water heaters and boilers allows us to provide our distributors, wholesalers and retailers with products for sale throughout the year.

•
We carefully select our distributors and provide support to them. Our contracts with our wholesalers and distributors normally have a three- to five-year term. While most of our agency and distributor contracts are non-exclusive, we are seeking to establish exclusive distribution relationships with some strong distributors. We require new sales agents to deposit a significant amount of cash as a down payment towards the purchase of our systems. We consider the following factors in our selection of a new distributor or wholesaler:

•	Local solar energy status and market potential

•	Local competition

•	Sales and market potential in the covered area

•	Presence of alternatives, such as gas or electricity

•	Credibility of the candidate

For each candidate we select, we enter into an agency contract with it, under which we provide warranty cards, product testing certificates, product brochures, and other promotional materials. In addition, we help them design store logos and show rooms, provide them with uniforms, and assist them to make marketing plans.

Our After-Sales Services Network

We are in the process of implementing an after-sales services network in parallel with our national sales and distribution network. Our after-sales services are primarily performed by our sales agents and distributors. We have begun to provide technical training to our 300 distributors in order to provide after-sales services to our end users. The local distributors are very enthusiastic about having the ability to provide after-sales services to the end users, which also provides the distributors with a new source of revenue. One additional benefit to us provided by the after-sales services network is the ability to receive product feedback from our end users on a constant basis. We can use this information to continuously adjust our production plans, product designs, inventory control and marketing and sales strategies.

COMPETITION

The solar hot water market in the PRC is highly fragmented. According to statistics from the Chinese Energy Research Association, there are currently over 3,500 solar hot water heater manufacturers producing products under more than 3,000 brands. The top 51 companies have, on average, over 10 million RMB in sales (approximately $1.2 million), with the top ten companies together controlling 17% of the domestic market.

We believe our success lies in our quality control, brand recognition strategy, comprehensive distribution network and advertising.

RESEARCH AND DEVELOPMENT ACTIVITIES

Our research and development ("R&D") expenses have historically been approximately 1% to 2% of our annual sales revenues. Most of these expenses were spent in designing and manufacturing new products. In 2005, our R&D expenses consisted of approximately 0.5% of our annual sales revenues, which we used to improve the functions and appearance of our current products instead of developing new products. In 2006, we spent approximately $51,741 in R&D on the development of pressurized evacuated heat pipe solar water heaters. In 2007, we spent approximately $1.8 million in R&D on biomass fuel system program, multi-source energy program. We also conduct other R&D activities based on our customers' specific request for certain new functions or improvements on our existing products. The R&D expenses associated with such R&D activities are generally borne by the requesting customers.

Currently, we have a R&D team of three full time members and part time research assistants. Our senior engineer members include: Luo Yunjun, who also serves as the chairman of Beijing Solar Industry Association, and Hao Fangzhou, who also serves as the chairman of the Chinese Economic Boiler Association.

In February 2006, we executed a non binding Cooperation Memorandum (the “Memo”) with the Key Laboratory of Heat Transmission and Energy Saving Education of Beijing University of Industry (“BUI”) in February 2006 for cooperation on research and development of renewable energy technologies. The Memo sets forth a general cooperation framework between the two parties: we make available funding for certain renewable energy research and development projects undertaken by BUI. Further details of each party’ rights and obligations will be on a project by project basis with specific agreements. To date we have not incurred any expenses under this arrangement.

INTELLECTUAL PROPERTY

Trademarks

Deli Solar (Bazhou) is the holder of the following trademarks registered with the Trademark Offices of the PRC National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Authorized Scope	Valid Term	Certificate Number

Deli Solar	Boiler (Space Heating Utility);	03/14/2003	to 1978396
	Solar Hot Water Utility;	03/13/2013
Solar Stove and Solar Energy
Collection Heater

Du Deli	The same as the above	01/28/2003	to 1978532
01/27/2013

De Yu	Solar Energy Collection Heat	07/28/1998	to 1195609
	and Boiler (Not machine accessory)	07/27/2008

Aili Solar (to replace our brand "Ailiyang")	Approved, pending the trademark certificate delivery

A registered trademark is protected for a term of ten years, renewable for another term of ten years under the trademark law of the PRC, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

Patents.

SZPSP has obtained the following patents in the PRC for its unique solar energy selective absorbing coat and manufacturing technology:

Authorized Scope	Valid Term	Certificate Number

Cold water recovery system in solar heating	2015	ZL200620016815X
Recycle Heating Product in different temperature system	n/a	Application submitted 7/4/06

Domain names.

We own and operate a website under the internet domain name http://www.cn-sce.com. Traffic to our other internet domain names www.AiLiYang.com are directed to that website. SZPSP owns and operates a website under the internet domain name http://www.szpsp.com.

Government Regulation

We are not subject to any requirements for governmental permits or approvals or any self regulatory professional associations for the manufacture and sale of solar hot water heaters. We are required to obtain a production approval from the Quality and Technology Supervisory and Control Bureau at the provincial level for the manufacture and sale of boilers and space heating products. Deli Solar (Bazhou) obtained the approval to manufacture, install and repair small and regular size pressure boilers and space heating products from Hebei Provincial Quality and Technology Supervisory and Control Bureau on August 28, 2002 effective for five years. We are currently in the process of renewing the certificate. Other than the foregoing, Deli Solar (Bazhou) is not subject to any other significant government regulation of its business or production, or any other government permits or approval requirements, except for the laws and regulations of general applicability for corporations formed under the laws of the PRC.

Compliance With Environmental Laws

To our knowledge, neither the production nor the sale of our products constitute activities or generate materials, in a material manner, which causes our operation to be subject to the PRC environmental laws.

Executive Offices

Our executive office is located at Building 3, No. 28 Feng Tai North Road, Beijing, China, 100071 and our telephone number is +86-10-63850516.

Deli Solar (Bazhou)’s factory facilities are located outside of the city of Bazhou in the Hebei Province of the PRC.  Deli Solar (Bazhou) utilizes one factory in Bazhou with a total of over 10,000 square meters of production, warehouse, and office space and space for use as a distribution center and approximately 2,000 square meters of office space and exhibition center in Beijing

Tianjin Huaneng’s factory facilities are located outside of the Tianjin municipalities of the PRC.  Tianjin Huaneng’s utilizes one factory in Tianjin with over 51,000 square meters of production, warehouse, and office space and space for use as a distribution center.

SZPSP’s factory facilities are located outside of the city of Shenzhen in the Guangdong Province of the PRC. SZPSP utilizes two factories in Shenzhen with a total of over 2,000 square meters of production, warehouse, and office space and space for use as a distribution center

Employees

As of March 24, 2008 we had approximately 815 full time employees and 250 part time employees.

Deli Solar (Bazhou) requires each employee to enter into a one-year standard employment agreement. Tianjin employees have three year agreements. The standard employment agreement contains a confidentiality clause and a covenant-not-to-compete clause, under which an employee must keep confidential all manufacturing technology including drawings and other technology materials, sales and financial information, and trade secrets obtained through his or her employment with us. Breach of this confidentiality clause will result in termination of employment. Further, each employee may not compete against us for a certain period of time following the termination of employment with us. We purchase group workers' compensation policy on behalf of our employees, and the premium is deducted from each employee's paycheck.

Risk of Loss And Product Liability Insurance

Delivery of our products can be arranged by our sales agents and distributors, or by us. In the latter case, we deliver our products primarily through trucks, supplemented with trains and cargo ships. Our standard agency contract generally requires our sales agents to pay for the transportation cost. Although the agency contract has not specifically provided for the issue of risk of loss, our customary practice is that sales agents bear the risk of loss in shipping and purchase shipping insurance at their expense.

We currently do not carry any product liability or other similar insurance, nor do we have property insurance covering our plants, manufacturing equipment and office buildings. While product liability lawsuits in the PRC are rare and Deli Solar (Bazhou) has never experienced significant failures of its products, we cannot assure you that Deli Solar (Bazhou) would not face liability in the event of any failure of any of its products. We plan to purchase property insurance to cover our manufacturing plants, equipment and office buildings by the end of the second quarter of 2008.

ITEM 2.  DESCRIPTION OF PROPERTY

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right." The following are the details regarding our land use rights with regard to the two pieces of land that we use in our business. The land use rights owned by Deli Du, our Chief Executive Officer, President and Director, were transferred to us in October 2005 for a price of RMB20,000 (approximately $2,588). The application for the change of the land use right certificate for this piece of land was submitted to Bazhou City National Land Resources Bureau on January 16, 2006. Once the application is approved, the registered holder for this land will be Deli Solar (Bazhou). As of October 11, 2007, the application has not yet been approved and the registered holder is still Mr. Du.

Deli Solar (Bazhou)’s factory facilities are located outside of the city of Bazhou in the Hebei Province of the PRC.  Deli Solar (Bazhou) utilizes one factory in Bazhou with a total of over 10,000 square meters of production, warehouse, and office space and space for use as a distribution center and an approximately 2,000 square meters of office space and exhibition center in Beijing

On March 17, 2006, Deli Solar (Bazhou) entered into an agreement with the local government to acquire land use rights of a land of 61,530 square meters at the price of approximately $919,858. This piece of land is close to the present Bazhou factory and is used to enlarge the present manufacturing base at Bazhou City. The land use right has been approved by the local government after payment of approximately $919,858. An official certificate evidencing the land lease has not yet been delivered from the government to the Company.

Registered Holder	Location & Deed Number	Usage and Nature	Square meters	Construction/building on the land	Term of use right	Transfer price
Deli Solar (Bazhou)	Bazhou, Ningnan Village; #98060026	Industrial Transferred Land	10,244.05 Sq. M	Plant, warehouses, accessories room, convention center	50 years (from March 25, 1998 to March 25, 2048	RMB 615,000 (approximately $79,581) was paid to the Langfang Municipal Land Administration Bureau, plus annual land use fee of RMB 5122 (approximately $ 662.79)

Mr. Deli Du	Eighty kilometers from Bazhou Jingbao Road North; #20010700405	Office space for Deli Solar (Bazhou) Granted Land	816 Sq. M	Office building, accessories room	50 years (from June 11, 2001 to June 3, 2051	RMB 20,000 (approximately $ 2,588) was paid to the Langfang Municipal Land Administration Bureau

Deli Solar (Bazhou)	Close to Bazhou Jingbao Road	Factory Facilities	61,530 Sq. M	Factory facilities	Pending the Land Use Right Certificate	approximately $919,858 was paid to Bazhou local government

Tianjin Huaneng Group Energy Equipment Co. Ltd.	No. 119 Yuyang South Road Ji County, Tianjin	Factory	51,000 Sq. M		50 years from September 2004 to September 2054	Approximately 528,000 was paid to Ji county

Total			72,590.05 Sq. M

We lease 19,140 square meters of land (“Leased Land”) from Bazhou County Credit Union Lianshe Branch ("Credit Union") for an office building pursuant to a 20 year renewal lease at an annual rent of RMB 120,000 (approximately $15,528) which commenced on May 1, 2003. The lease is automatically renewable for another 20 year term subject to terms to be negotiated at the expiration of the first 20-year term. We are retaining a majority of the building's usable space for our business and seeking to sublease the rest to parties with business related to ours such as our sales agents, distributors, accessory parts dealers, and after-sales service agents. We also constructed a business center on the Leased Land. The business center is to be used for show rooms, retail stores, and a distribution center for solar related products and space heating products.

We lease our Beijing office facility of approximately 2,000 square meters at No. 28, Fengtai Bei Road, Fengtai District from Beijing Dajiangxia Technology and Trade Co., Ltd. pursuant to a renewable lease commencing October 1, 2005 to August 8, 2011 for an annual rent of RMB370,000 (approximately $47,878) for the first year and RMB400,000 (approximately $ 51,760) for the second year, and the following years pending a possible increase. We paid annual rent of RMB 400,000 in 2007.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries is a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of our securities holders during the fourth quarter of 2007 through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol "CSOL.OB". There has never been any established public market for shares of our common stock.

The following table sets forth the high and low bid prices, in the over-the-counter market, as reported and summarized by the OTCBB, for each fiscal quarter during each of the fiscal years ended December 31, 2006 and December 31, 2007. These prices are based on inter-dealer prices, without retail markup, markdown or omissions and may not represent actual transactions.

Quarter Ended	High	Low
03/31/2006	11	7.5
06/30/2006	11	11
09/30/2006	6.50	1.3
12/31/2006	2.50	0.7

03/31/2007	3.73	3.50
06/30/2007	2.60	1.81
09/30/2007	3.45	1.75
12/31/2007	4.50	2.40

03/31/2008	3.70	1.50

As of March 24, 2008, the last reported sale price of our common stock was $1.90 per share.

Since the completion of the reverse merger, our common stock has traded sporadically and with high volatility. Consequently, our historical prices may not be an accurate indication of the future prices of our common stock.

Holders

As of March 24, 2008, there were 13,136,305 shares of our common stock issued and outstanding, and there were approximately 2,533 holders of record of our outstanding shares of common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Dividends

We have never declared or paid any cash dividends on our common stock. The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions and the ability of our PRC based operating subsidiaries Deli Solar (Bazhou) and Deli Solar (Beijing) to obtain approval to send monies out of the PRC. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

The PRC's national currency, the Yuan, is not a freely convertible currency. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends.

In addition, under the terms of the certificate of designation which was filed in the office of Secretary of State for the State of Nevada on June 12, 2007 in connection with the issuance of the Series A Preferred Stock, we are restricted in paying dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

February 2008 Private Placement

On February 25, 2008 we raised gross proceeds of approximately $11,300,000 in a private placement providing for the sale to the investors of 4,691,499 shares of common stock at a price of $2.40 per share. The net proceeds to us from that transaction were $9,995,156.51. The net proceeds are to be used for acquisitions and for general working capital. The shares were not registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided in Section 4(2) of the Act and Regulation D promulgated thereunder.

June 2007 Private Placement

On June 13, 2007 we raised net proceeds of $2,581,000 in a private placement providing for the sale for an aggregate purchase price of $2,750,000 (or $1.55 per share) of

(i)	1,774,194 shares of Series A Preferred Stock (with each share convertible into one (1) share of common stock, subject to adjustment)

(ii)	five year class A warrants to purchase 1,774,194 shares of common stock at an exercise price $1.90 per share (subject to adjustment), and

(iii)	five year class B warrants to purchase an additional 1,774,194 shares of common stock at an exercise price of $2.40 per share (subject to adjustment).

The net proceeds were to be used for acquisitions and for general working capital. The securities were not registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided in Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis or Plan of Operation ("MD&A") includes "forward-looking statements". All statements, other than statements of historical facts, included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially, the prospects for future acquisitions; the competition in the solar hot water product market, the competition in the solar water heaters and boilers industry and the impact of such competition on pricing, revenues and margins; and the cost of attracting and retaining highly skilled personnel.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

 We are engaged in the solar and renewable energy business in the People's Republic of China (“PRC”).

Our business is conducted through our wholly-owned PRC based operating subsidiaries, Deli Solar (Bazhou) and Deli Solar (Beijing) and our recently acquired indirect majority owned subsidiary Tianjin Huaneng and indirect subsidiary SZPSP.

Deli Solar (Bazhou), founded in 1997, designs, manufactures and sells renewable energy systems to produce hot water and for space heating in the PRC. Deli Solar (Bazhou)’s principal products are solar hot water heaters and multifunctional space heating products, including coal-fired boilers for residential use. Deli Solar (Bazhou) also sells component parts for its systems, and provides after-sales maintenance and repair services.

Most end users of our products use them to heat water for their homes, with a concentration in rural areas where electricity is in short supply. Our coal-fired boilers, furnaces and heating stoves are also used as primary household space heaters during cold weather and as cooking stoves.

Deli Solar (Beijing), established during the second quarter of 2006, is principally engaged in the installation of large solar water heaters in construction projects in major cities in the PRC, including Beijing.

Tianjin Huaneng manufactures heating products such as heating pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast stoves, heating filters, normal pressure water boilers, solar energy water heaters and radiators.

SZPSP is principally engaged in the resale of energy-saving heating products such as heat pipes, heat exchangers, pressure water boilers, solar energy water heaters and radiators.  Currently, SZPSP is also operating a distribution facility in Shenzhen, PRC.

Approximately 47% of our sales revenues for the fiscal year ended December 31, 2007 were derived from sales of our solar water heaters, 19% derived from sales of heat exchange equipment with the balance of approximately 34% derived from sales of our coal-fired boilers, space heating and other products.

88% of our sales revenues for the fiscal year ended December 31, 2007 were derived from sales made to PRC based customers. Approximately 12% of our sales revenues were derived from the international market.

Recent Developments

Additional Capital

February 2008 Private Placement

On February 25, 2008 we raised gross proceeds of approximately $11,300,000 in a private placement providing from the sale to investors of 4,691,499 shares of common stock at a price of $2.40 per share.

June 2007 Private Placement

On June 13, 2007 we raised gross proceeds of approximately $2,750,000 in a private placement providing for the sale to investors for a purchase price of $1.55 per share of

(i)	1,774,194 shares of Series A Preferred Stock (with each share convertible into one (1) share of common stock, subject to adjustment)

(ii)	five year class A warrants to purchase 1,774,194 shares of common stock at an exercise price $1.90 per share (subject to adjustment), and

(iii)	five year class B warrants to purchase an additional 1,774,194 shares of common stock at an exercise price of $2.40 per share (subject to adjustment).

Acquisitions

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, increase our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities. From time to time we consider investing in new businesses and we expect to make investments in, and to acquire businesses, products, or technologies in the future. We are currently considering a number of possible investments of this kind but we have not made any definitive investment or acquisition decisions.

Acquisition of Shenzhen PengSangPu Solar Industrial Products Corporation

On March 31, 2008 Deli Solar (Beijing) completed the acquisition of 100% of the outstanding equity interests of Shenzhen PengSangPu Solar Industrial Products Corporation (“SZPSP”) from its three shareholders. SZPSP was incorporated as a limited liability company under the laws of the PRC on September 23, 1993.

SZPSP is principally engaged in the resale of energy-saving heating products such as heat pipes, heat exchangers, pressure water boilers, solar energy water heaters and radiators. Currently, SZPSP is also operating a distribution facility in Shenzhen, PRC.

Cash Purchase Price: $4,087,832 (RMB 28,800,000) of the purchase price was paid in cash. This cash portion was based on an appraisal of SZPSP. The three shareholders agreed to loan the cash portion back to the Deli Solar (Beijing) which will be used as working capital. Fifty (50%) of the principal amount of this loan is required to be repaid within one year of entry of the complementary agreement and the remaining balance is required to be paid off within two years.

Stock Purchase Price. In addition to the cash purchase price, the parties agreed to an appraised value of RMB 20 million for SZPSP’s intangible assets. The purchase price for these intangible assets was paid in 1,419,729 shares of our common stock. If on March 31, 2009 (the first anniversary of the closing) our common stock price is lower than $2, we will make up the difference. Fifty percent (50%) of these shares shall be transferable and unrestricted within one (1) year after the closing and the remaining fifty percent (50%) transferable within two (2) years.

Warrants. In addition, as part of the purchase price the sellers were issued five year warrants to purchase 141,973 shares of common stock at an exercise price of $2.50 per share (subject to adjustment).

Acquisition of Tianjin Huaneng

On July 1, 2007 Deli Solar (Beijing) purchased 51% of the equity in Tianjin Huaneng Group Energy Equipment Co., Ltd. (“Tianjin Huaneng”) for a purchase price of approximately $1,689,741. In addition to the purchase price we paid a finder’s fee of approximately $769,418. Deli Solar (Beijing) assumed 51% of the liabilities of Tianjin Huaneng and contributed RMB 20,000,000 (approximately $2,613,400) as working capital to the acquired company. Deli Solar (Beijing) also agreed to employ the 550 current Tianjin Huaneng employees pursuant to new three year employment contracts.

Tianjin Huaneng, incorporated in 1987, was a state-owned enterprise with 51% of its equity formerly- owned by SAAC and 49% owned by the employees. Tianjin Huaneng manufactures heating products such as heating pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast stoves, heating filters, normal pressure water boilers, solar energy water heaters and radiators.

Tianjin is a city in the PRC which is approximately 50 miles from Beijing with a population of 10.24 million (as of 12/31/04), and is one of only four municipal cities directly governed by the central government in China.

Shenzhen Xiongri

In December 2006 we signed a memorandum of understanding with Shenzhen Xiongri Solar Power Co., Ltd. (“Shenzhen Xiongri”) to acquire 60% of its equity for a purchase price of approximately $250,000 and additional contingent consideration of up to $5 million consisting of shares of our common stock. Shenzhen Xiongri is located in Shenzhen, PRC. Its local government provides strong support for the solar water heater industry which could help us grow business in that area. We paid an initial deposit of $258,592 to Shenzhen Xiongri. Management has decided not to complete this acquisition due to the fact that Shenzhen Xiongri’s sales revenues were significantly less than our management had expected. We have asked that our deposit be returned, and Shenzens Xiongr’s management has agreed to return it to us by the end of 2008. There can be assurance that it will in fact be returned.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The areas described below are affected by critical accounting estimates and are impacted significantly by judgments and assumptions in the preparation of the consolidated financial statements. Actual results could differ materially from the amounts reported based on these critical accounting estimates.

Revenue Recognition

Product sales are recognized when the products are delivered to and inspected by customers and title has passed. Deli Solar (Bazhou) provides a three-year standard warranty on all of the products it manufactures. Under this standard warranty program, repair and replacement of defective component parts are free of any charge during the first year following the purchase. In the second and third year, replacement parts must be paid for by the customer but not the labor. Most of our warranty services are performed by our independent sales agents and distributors in return for a 1-2% discount of the purchase price they pay for our products. Accordingly, we have recorded no liability for warranty reserve. We also allow our sales agents and distributors to return any defective product for exchange.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. We consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. We also re-evaluate the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2007, we expect these assets to be fully recoverable.

Because our fiscal year is the calendar year, throughout this section we refer to the fiscal years ended December 31, 2007, 2006 and 2005 as “2007,” “2006,” and “2005,” respectively.

Key Items in 2007
Significant financial items during 2007 include:

•	Completed acquisition of Tianjin Huaneng.

•	Overall net sales increased 73% to $37,072,346 in 2007.

•	Excluding sales attributable to Tianjin Huaneng net sales increased 28 % to $27,480,290 in 2007.

•	Net income for 2007 increased by 104% to $2,525,141 compared to 2006.

•	Excluding Tianjin Huaneng, operating income for 2007 increased 89% compared to 2006.

•	Operating income for 2007 increased by 163% compared to 2006.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006

Sales

Sales increased to $37,072,346 for 2007 as compared to $21,468,313 for 2006, an increase of approximately $15,604,033 or 73%. Excluding Tianjin Huaneng our sales revenues increased to $27,480,290 an increase of about 28% of our sales revenues. Approximately $17 million were derived from sales of solar hot water heaters, a 35% increase from 2006; approximately $9 million was derived from sales of coal-fired boilers and space heating products, about a 9% increase as compared to 2006. The increase in sales is attributed to the acquisition of Tianjin Huaneng and from sales of its energy-saving boilers and environmental protection equipment and due to our continued investment in brand marketing, sales promotion and our development of a more extensive sales distribution network. We continued to develop new sales agents to expand our sales network in rural areas in 2008. We recruited 10 additional sales agents and expanded our sales coverage. The increase in the average household income, particularly in the rural areas and small and medium size cities, continues to drive up the demand of our products.

Gross Profit

Gross profit for 2007 was $8,300,268 or 22.39% of revenues as compared to gross profit of $4,625,319 or 21.5% of revenues for 2006. Excluding Tianjin Huaneng our gross profit for 2007 was $5,681,565 or 21% of revenues. The increase in gross profit resulted primarily from the increase in sales revenue. In 2007, we sold approximately 147,500 solar water heater products and 108,800 units of boiler heater products compared to 133,000 solar water heaters and 99,000 boiler heater products in 2006. The profit margin in 2007 increased slightly due to the acquisition of Tianjin Huaneng whose products have higher profit margins than our other products. The profit margins on our solar heaters have been falling because of market pressure to keep our prices competitive. We are facing severe price competition in the traditional solar water heater market. We expect price competition to continue through the end of 2008. As a result, we expect our gross profit margin for our solar water heaters to continue to decrease. However, we anticipate that Tianjin Huaneng’s energy saving boilers and environmental protection equipment will generate better gross profit margins to offset the decline in our profit margins for solar water heaters and residential boilers.

Cost of Sales

In line with the 73% increase in our overall sales, our costs of goods sold were $28,772,078 for 2007, an increase of $11,929,084 or 71% from $16,842,994 for 2006. Excluding Tianjin Huaneng our cost of sales increased to $21,798,724 or 79% of sales. Management is continuing to focus on cost controls for raw materials. The supply of raw materials is currently a buyer’s market and management believes this trend will continue, which will provide us with the opportunity to be more selective in our purchase of raw materials. We try to minimize our product costs and keep our product prices competitive.

Operating Expenses

Operating expenses increased to $5,114,634 for 2007 as compared to $3,414,707 for 2006 an increase of $1,699,927 or about 50%. Excluding Tianjin Huaneng our operating expenses increased to $3,392,905 or 12.35% of sales.

Among the increase of operating expenses, selling and distribution expenses increased to $827,839 from $459,746 for 2006, an increase of $368,093, or 80%. These selling expenses consisted primarily of sales promotions, distribution transportation expenses, agency administration expenses and after sales services, such as expenses for installation and replacements. The increase in selling expenses was primarily due to our acquisition of Tianjin Huaneng and due to the increase in sales volume and increase in sales promotion activities.

Advertising expenses for 2007 were $1,415,493 as compared to $1,106,488 for 2006, an increase of $309,005 or approximately 28%. The increase in advertising expense was a result of our continued emphasis on advertising to increase our product awareness, branding and sales. We believe that through marketing, we will able to face down competition and generate greater market share for our products.

General and administrative expenses were $4,003,973 for 2007, or approximately 11% of sales, compared to $ 2,800,015 or approximately 13% of sales, for 2006. The increase was mainly due to the acquisition of Tianjin Huaneng which incurred general and administrative expenses of approximately $1,486,751; Deli Solar (Bazhou) and Deli Solar (Beijing)’s expenses incurred approximately $1,852,430 and the Company at the U.S. level incurred a total of $664,792 which included legal fees of approximately $340,197.

Salaries and benefits increased from $279,069 for 2006 to $454,012 for 2007, an increase of $174,943 or 63% from the same corresponding period last year. The increase reflects the addition of 550 employees as a result if the Tianjin Huaneng acquisition. Per employee, salaries and benefits decreased from $1,188 for 2006 to $890 for 2007, a decrease of $ 298 or 25% from the same corresponding period last year.

Income from Operations

Operating income was $3,185,634 for 2007 as compared to operating income of $1,210,612 for 2006, an increase of $1,975,022 or 163%. The increased operating income was due to our acquisition of Tianjin Huaneng and the increased sales revenue and our budget control on operating expenses in 2007.  As a percentage of sales, operating income was 8.59% in 2007 as compared to 5.64% for 2006. Excluding Tianjin Huaneng our operating income was $2,288,660 or 8% of sales. The increase in operating income as a percentage of sales was substantially due to the increase in sales and controlling selling expenses in 2007.

Income Taxes

We did not carry on any business or maintain any branch office in the United States during 2007 or 2006. Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses has been made.

Normally a PRC company is subject to enterprise income tax at the rate of 33%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually. However, pursuant to the applicable laws and regulations in the PRC, Deli Solar (Bazhou), and Deli Solar (Beijing) as wholly foreign owned enterprises (“WFOEs”) in the PRC, are entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, after loss carry-forwards from the previous five years have been recovered. Since Deli Solar (Bazhou) was converted into a WFOE in March 2005, it enjoyed a two-year tax-exempt treatment in the PRC which ended on March 31, 2007. Since then it has been subject to 50% of its enterprise income tax from 2007 until 2010. Our direct subsidiary, Deli Solar (Beijing), had a net loss for 2007. Consequently, it did not incur income tax. Tianjin Huaneng is domestically owned and subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprised of a 30% national income tax and 3% local income tax.

Minority Interests

Minority interests of $199,744 arise as of December 31, 2007 primarily due to share of profits by minority interests from consolidation with Tianjin Huaneng.

Net Income

Net income was $2,525,141 in 2007, an increase of $1,285,640 or about 104% from $1,239,501 for 2006. Excluding Tianjin Huaneng our net income was $2,134,129 in 2007, an increase of 72% from 2006. The increase was primarily due to an increase in our revenue and our acquisition of Tianjin Huaneng and resultant sales of its products.

Liquidity and Capital Resources

Net cash provided by our operating activities was $4,673,831 for 2007, an increase of $3,420,933 or approximately 273% from $1,252,898 for 2006.

Net cash used in investing activities was $5,419,926 for 2007, an increase of $1,415,518 or approximately 35% compared with 2006. The increase is mainly due to the increase in purchase of property, plant and equipment associated with the acquisition of Tianjin Huaneng in July 2007.

Net cash (used in) provided by financing activities was $2,400,306 for 2007, an increase of $2,425,251 from $(24,945) from 2006. The increase was due to the issuance of preferred stock in June 2007. On June 14, 2007 we raised net sale proceeds of $2,581,000 in a private placement of our Series A Preferred Stock and warrants. Investors purchased an aggregate of 1,774,194 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of our common stock, subject to adjustment. Additional shares of Series A Preferred Stock (not to exceed 900,000) are required to be issued to the investors in the event that we fail to achieve certain income targets for the fiscal years ended December 31, 2007 and 2008. We achieved the income target for the year ended December 31, 2007.

We believe that current cash will be sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. However, we need to require additional cash resources for future developments of business, including any investments or acquisitions we may decide to pursue. However, we cannot assure you that such funding will be available.

Cash

Cash and cash equivalents increased to $5,466,637 at December 31, 2007 from $3,212,065 at December 31, 2006. We raised $2,581,000 in net proceeds from the sale of stock to investors in June 2007. We also raised $9,995,156 in net proceeds from the sale of stock to investors in February 2008. While we anticipate that our cash flow will be sufficient to support our operations for the next 12 months, we will need to raise additional equity capital to make further acquisitions. There can be no assurance that financing will be available to us, or that if available, that it will be available on satisfactory terms.

Accounts Receivable

During 2007, accounts receivable increased to $7,453,009 from $870,446 at the end of 2006, primarily due to consolidation with Tianjin Huaneng. Tianjin Huaneng has a large balance of accounts receivable.

The majority of Tianjin Huaneng’s sales are on credit terms in accordance with terms specified in the contracts governing the relevant transactions. We evaluate the need for an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the allowances for doubtful accounts for 2007 were $650,432.

Inventory

Inventories as of December 31, 2007 increased to $3,875,658 from $315,765 as of December 31, 2006 primarily due to consolidation with Tianjin Huaneng. The inventory mainly consists of finished goods waiting for transportation or installation.

Other receivables and prepayments

Other receivables and prepayments as of December 31, 2007 increased to $1,637,948 from $1,387,911 as of December 31, 2006. Other receivables and prepayments mainly consist of advances to suppliers, prepaid expenses and customers’ deposits.

Property, plant and equipment

Property, plant and equipment as of December 31, 2007 increased to $8,819,216 from $5,926,468 as of December 31, 2006 primarily due to consolidation with Tianjin Huaneng. The increase is mainly contributed from increase in buildings, plant and machinery and office equipment from $3,528,180, $71,131 and $65,749 as of December 31, 2006 to $5,573,982, $1,836,914 and $1,004,118 as of December 31, 2007 respectively.

Goodwill

Goodwill of $1,789,324 arises as of December 31, 2007 primarily due to consolidation with Tianjin Huaneng.

Intangible assets

Intangible assets refer to land use rights of the Company. The amount increased from $1,003,530 as of December 31, 2006 to $1,597,921 as of December 31, 2007 primarily due to consolidation with Tianjin Huaneng. All of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement which is 50 years, on a straight-line basis.

Accounts payable

Account payable as of December 31, 2007 increased to $2,111,028 from $147,901 as of December 31, 2006 primarily due to consolidation with Tianjin Huaneng.

Income tax payables

Income tax payable of $1,108,433 arises as of December 31, 2007 primarily due to consolidation with Tianjin Huaneng. Tianjin Huaneng are domestically owned and subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprised of a 30% national income tax and 3% local income tax.

Other payables and accrued liabilities

Other payables and accrued liabilities as of December 31, 2007 increased to $8,552,452 from $342,811 as of December 31, 2006 primarily due to consolidation with Tianjin Huaneng. The increase is mainly contributed from increase in accrued expenses, customer deposits, other payable, taxes payable and deferred revenue.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 7.	FINANCIAL STATEMENTS

The following table presents selected financial data for the Company on a consolidated basis for the fiscal years ended December 31, 2007 and 2006.

We derived the selected financial data set forth below from the Company's consolidated audited statements of operations for the fiscal years ended December 31, 2007 and 2006 and the consolidated audited balance sheets as at December 31, 2007 and 2006, each of which is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition or Plan of Operation" appearing elsewhere in this report.

	For the Fiscal Year ended December 31,
	2007	2006
Gross revenues	$37,072,346	$21,468,313
Income from operations	$3,185,634	$1,210,612
Net income	$2,525,141	$1,239,501
Comprehensive income	$3,125,502	$1,598,853
Total assets	$30,639,713	$12,716,185
Total liabilities (1)	$11,771,913	$490,712

(1)
Total liabilities consisted of deposits from customers $2,281,909, deferred revenues $795,022, trade account payables $2,111,028, other payables $3,508,066, tax payables $1,359,140, income tax payables $1,108,433, and accrued expenses $608,315. The increase reflects the revenue potential and working capital needs for the business expansion.

The Company's consolidated audited financial statements for the fiscal years ended December 31, 2007 and 2006, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure required by Item 304 (a) of Regulation S-B was previously disclosed in our Current Report on Form 8-K filed on January 30, 2008.

ITEM 8AT.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-KSB are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). This ‘‘Controls and Procedures’’ section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our ‘‘disclosure controls and procedures’’ (‘‘Disclosure Controls’’) as of the end of the period covered by this Form 10-KSB. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-SBK, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

The evaluation of our Disclosure Controls included a review of the Disclosure Controls’ objectives and design, the Company’s implementation of the Disclosure Controls, and their effect on the information generated for use in this Form 10-KSB. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our finance department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based on the Disclosure Controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-KSB, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information related to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal finance department.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report does not include an attestation report of registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include faulty judgments and breakdowns due to simple error or mistake. Controls can also be circumvented by individuals, by collusion, or by management override (whether such action is intentional or unintentional). The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls can not and should not be projected to future periods.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors as of the date of this report are as follows:

Name	Position	Age

Deli Du	President, CEO and a director	43
Yihai Yang	Acting Chief Financial Officer	43
Zhaolin Ding	director	40
Zhenhang Jia	director	61
Kevin Randolph	director	58

Our board of directors currently consists of four members. We also have an audit committee and a compensation committee. Misses Zhenghang Jia and Zhaolin Ding serve on both of those committees. The directors serve until our next annual meeting or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Effective March 14, 2008, Mr. Yihai Yung was appointed to serve as Acting Chief Financial Officer.

Effective November 1, 2007, Mr. Kevin Randolph was appointed as a director. Mr. Randolph is qualified as an “independent director” as defined by the rules of the Nasdaq Stock Market and as a result of his appointment we have a majority of “independent directors,” as three of our directors, namely Mssrs. Ding, Jia and Randolph, are “independent directors” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Under the terms securities purchase agreement entered into on June 13, 2007 with the investors in that financing, we were required, prior to July 13, 2007, to increase the size of our Board to five or seven and cause the appointment of a majority of the Board of Directors to be “independent directors,” as defined by the rules of the Nasdaq Stock Market. Prior to November 1, 2007 our Board consisted of four members two of whom were “independent.” Under the terms of the securities purchase agreement we are required to pay those investors liquidated damages equal to one percent (1%) per month of the purchase price of the then outstanding shares of Series A Preferred Stock, in cash or in Series A Preferred Stock at the option of the investors, based on the number of days that such obligation is not met beyond certain grace periods. Accordingly, we were delinquent by 110 days in meeting this obligation and we are required to pay the investors a total of $99,000 as of that date. Effective March 31, 2008 Mr. Jianmin Li resigned from our board of directors as a result of which our board again consists of four members.

In addition, under the terms of the securities purchase agreement, we were required, prior to August 12, 2007 to appoint (i) an audit committee comprised solely of at least three independent directors and a (ii) compensation committee comprised of at least three directors, a majority of whom are independent directors. Our audit and compensation currently each currently consists of two members both of whom are independent, namely Mssrs. Zhaolin Ding and Zhenghang Jia. Accordingly, we are currently delinquent in this obligation. However, under the terms of the securities purchase agreement no liquidated damages are required to be paid for this breach during any period for which liquidated damages are payable for failing to have an independent board. Accordingly, damages began to accrue for breach of this provision on November 1, 2007. As of March 31, 2008 we were delinquent by 152 days in meeting this obligation and we are required to pay investors a total of approximately $137,500.00.

Deli Du, age 43, was appointed as President, CEO and as a director on March 31, 2005. Mr. Du founded Deli Solar (Bazhou) in 1997 and has been its controlling equity holder, chairman and chief executive officer during the past five (5) years. Since June 2004 he has also been a director and manager of Deli Solar (BVI). He is a standing member of the China Solar Energy Utilization Association, the China Efficiency Boiler Association and the Beijing New Energy and Renewable Energy Union.

Yihai Yang, age 43, was appointed as our Acting Chief Financial Officer effective March 14, 2008. From September 2006 until the present Mr. Yang, served as Financial Controller of China Diagnostics Medical Corporation, a company engaged in the business of pharmaceutical research and development. From April 2005 to August 2006, Mr. Yang served as the Chief Financial Officer of Beijing Tanglewood Tour Development, Ltd., a company engaged in the business of real estate investment and development. From March 2000 to July 2003 Mr. Yang worked for CE Accountancy Ltd. as a project manager. In 1990 Mr. Yang graduated from Shenyang Industrial University with a BA in Financial Accounting and in March 2005, he obtained his Masters Degree in Finance and Accounting from London South Bank University

Zhaolin Ding, age 40, was appointed as a director on August 3, 2007. Mr. Ding is currently the director of Everbright International Executive Management Education Center, an adjunct professor of the Executive Program, School of Continuing Education, Tsinghua University and a visiting professor of executive program of Peking University and Renmin University of China. He is an officially appointed news commentator of China National Radio. He also worked as research associate in the Center for International Communication Studies of Tsinghua University. He holds an MBA degree from Harvard University, a Master’s degree in International Journalism from China School of Journalism, a bachelor degree of Law in International Affairs from the University of International Relations.

Zhenhang Jia, age 60, was appointed as our director on August 3, 2007. He has been a director on Beijing Mechanic Engineering and Reusable Energies and Vice Secretary-in-Chief of China Rural Energy Association Energy Saving Space Heating Professional Society from April 1994. He also has been vice chairman, vice secretary-in-chief of Beijing Municipal New Energy and director in Beijing Mechanics and Engineering Committee, Energy Resourses and Engineering Branch from 1995. Mr. Jia has been lecturing in his field of profession in colleges and universities for over ten years and has published two professional books such as Enterprise Energy Saving Technology and 70 papers.

Kevin Randolph, age 58, was appointed as a director effective November 1, 2007.  In 1992 he founded and has served as president and CEO of Randolphs.com, LLC, a company that provides interim management, strategic/market/product planning and other services. From 1998 to 2000, he was President and CEO of Asia Online, Ltd., headquartered in Hong Kong. Asia Online provided Internet service, web development, web hosting and system integration services in 12 countries through Asia Pacific. He is a graduate of Washington State University with a degree in Business Administration, majoring in marketing and electrical engineering.

The following are the officers and directors of Deli Solar (Bazhou) as of the date of this report:

Name	Positions	Age

Deli Du	Chairman and Director	43
Yunjin Luo	Director	72
Hao Dong	CEO	33
Xueling Wu	Controller	27

Yunjun Luo was appointed a director in June 2005. He holds a Bachelor's degree in Pyrology from the Southeast University (Bazhou) with further studies and research within the PRC at The Academy of Social Sciences (structural mechanics), the Commission of Science, Technology and Industry for National Defense (space satellites) and the Beijing Solar Energy Research Institute (solar heaters). For over five (5) years he has been associated with the Beijing New Energy and Renewable Energy Association, serving as a director and associate professor. He also serves as a director and chief consultant for Ailiyang.

Hao Dong was appointed as CEO of Deli Solar (Bazhou) in January 2005. He has been working for Deli Solar (Bazhou) since 1997, holding positions in the technology department (from 1997 to 1999), manufacturing department (from 1999 to 2004) and sales department. Mr. Dong graduated from Bazhou Municipal Technical College in 1995 and worked as technical staff for Bazhou Municipal Hua Xin Construction Co., Ltd. before joining Deli Solar (Bazhou). Mr. Dong is an assistant engineer on mechanics, a certification recognized by Bazhou Municipal Government Technology Department.

Xueling Wu was appointed as controller of Deli Solar (Bazhou) in January 2005. Prior to that, Ms. Wu had worked for Deli Solar (Bazhou) since 2001 as a staff accountant, inventory controller and sales person. She graduated from Hebei Provincial Fisheries College and is a PRC Certified Accountant.

There are no family relationships among our directors or executive officers. We currently do not have directors and officers insurance.

AUDIT COMMITTEE FINANCIAL EXPERT

Our audit committee currently consists of two members both of whom are independent, namely Zhenhang Jia and Zhaolin Ding. The audit committee does not currently have an audit committee "financial expert" as defined under Item 407(d)(5)(i) of Regulation S-B. The Board of Directors is in the process of searching for a suitable candidate for this position.

Under the terms of the securities purchase agreement, we were required, prior to August 12, 2007 to appoint an audit committee comprised solely of at least three independent directors and damages began to accrue for breach of this provision on November 1, 2007. As of March 31, 2008 we were delinquent by 152 days in meeting this obligation and we are required to pay investors a total of approximately $137,500.00.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5.

SEC rules require disclosure in the Company’s Annual Report on Form 10-KSB of the failure of an executive officer, director or 10% beneficial owner to file such forms on a timely basis. Based upon a review of the filings made on their behalf during 2007, as well as an examination of the SEC's EDGAR system Form 3, 4, and 5 filings and the Company's records, the following table sets forth exceptions to timely filings:

Name	Reporting Event
Ardsley Partners and its affiliates (1)	Form 3 to be filed reporting purchase of 1,666,500 shares on February 25, 2008.
Deli Du (2)	Form 4 to be filed reporting transfer of 315,604 shares on February 26, 2008.

(1)	These shares were purchased by affiliates of Ardsley as set forth below:

Name	Number of Shares
Ardsley Partners Fund II, L.P.	702,500
Ardsley Offshore Fund, Ltd.	491,500
Ardsley Partners Institutional Fund, L.P.	455,000
Marion Lynton	17,500

(2)
As a closing condition to the unit purchase agreement under which the certain accredited investors subscribed for shares from the Company in the private placement transaction which closed on March 31, 2005, Mr. Du agreed to place 10% of the shares of common stock then held by him (approximately 315,604 shares) into escrow for the benefit of the investors in the event we fail to attain specified levels of net income. The Company failed to attain those numbers and consequently Mr. Du transferred 315,604 shares.

CODE OF ETHICS

On July 20, 2006, our Board adopted a Code of Ethics that applies to our executive offers and employees. We filed a copy of the Code of Ethics as exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

ITEM 10.	EXECUTIVE COMPENSATION

The following table reflects the compensation paid to our principal executive officer during each of our fiscal years ending December 31, 2007, 2006 and 2005. None of our other executive officers was paid a salary and bonus of more than $100,000 in 2007 and so none are included in this table.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Deli Du (1)	2007	80,000	0	—	—	—	—	—	80,000
	2006	80,000	0	—	—	—	—	—	80,000

	2005	60,000	0	—	—	—	—	—	60,000

(1) Commencing March 31, 2005, Mr. Du receives an annual salary of $80,000.

Outstanding Equity Awards at 2007 Fiscal Year End

There were no option exercises or options outstanding in 2007.

 Employment Agreements

We have no employment agreements with any of our executive officers. We plan to enter into an employment agreement with Mr. Yang shortly but no such agreement has yet been executed. In the absence of written employment agreements, the PRC labor laws provide the terms of employment such as the term of employment, the provision of labor-related insurance, termination for cause, termination on 30 days’ notice and termination without notice and the labor-related benefits.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

The Company’s compensation committee currently has two members both of whom are independent, namely Zhenhang Jia and Zhaolin Ding. Under the terms of the June 2007 securities purchase agreement with Barron Partners and the other investors, we were required, prior to August 12, 2007 to appoint an audit committee comprised solely of at least three independent directors and damages began to accrue for breach of this provision on November 1, 2007. As of March 31, 2008 we were delinquent by 152 days in meeting this obligation and we are required to pay investors a total of approximately $137,500.

The Compensation Committee’s goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company currently has no pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity but believes that it executive compensation package is comparable to similar businesses in its location of its operations.

None of the executive officers currently has an employment agreement with the Company.

Director Compensation

Our standard arrangement with our directors provides that we pay each director annual compensation in the amount of $20,000 for serving as a director. There are no other elements of compensation paid to our directors but it is expected that in the future, we may create a remuneration and expense reimbursement plan. It is anticipated that such a plan would be primarily based on stock options.

The following table reflects the compensation of directors for our fiscal year ended December 31, 2007:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Zhaolin Ding	8,400	—	—	—	—	—	8,400

Deli Du	20,000	—	—	—	—	—	20,000

Kevin Randolph(1)	3,300	4,285	—	—	—	—	7,585

Zhenhang Jia	8,400	—	—	—	—	—	8,400

Jianmin Li	8,400	—	—	—	—	—	8,400

(1) Effective November 1, 2007, Mr. Kevin Randolph was appointed as a director. Under the terms of the securities purchase agreement, dated June 13, 2007, by and among Barron Partners, L.P. and two other investors, we were obligated to appoint independent directors to constitute the majority of the board. Mr. Randolph has not had any relationship with us (either as a partner, stockholder or employee) in the past three years and he is qualified as an independent director as defined by rules of the Nasdaq Stock Market. With Kevin Randolph appointed as a director we have a majority of independent directors. Mr. Randolph receives an annual director’s fee of $5,000, and he will be compensated with $5,000 for each full Board of Directors meeting held at Beijing, China and $2,500 for each board meeting by conference call. In addition, he is entitled to receive shares of our common stock at the amount of 0.36% of our total outstanding common stock to be vested monthly over three years. As of December 31, 2007, Mr. Randolph had earned 1,242 shares of common stock with a value of $4,285, based on a closing price on December 31, 2007 of $3.45.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the voting securities by (i) any person or group with more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group, as of March 24, 2008.

Named and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Class (1)
5% Owners
David Gelbaum and Monica Chavez as trustees of The Quercus Trust, 2309 Santiago Drive Newport Beach, CA 92660 (2)	2,449,283	18.64%

Ardsley Partners (3)	1,666,500	12.69%

Executive Officers
Deli Du, President, CEO and director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	2,837,282	21.6%

Yihai Yang, Acting Chief Financial Officer No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0

Directors
Deli Du, President, CEO and director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	2,837,282	21.6%
Zhaolin Ding, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0

Jianmin Li, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0
Zhenhang Jia, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0
Kevin Randolph, director 309 3rd Ave SE Ephrata, WA 98823-2245 (4)	3,236	*

Less that 1%.

(1)
As of March 24, 2008 we had 13,136,305 outstanding shares of common stock. In determining the percent of common stock owned by a stockholder on March 24, 2008, (a) the numerator is the number of shares of common stock beneficially owned by such stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the conversion of convertible securities or the exercise of warrants held by such stockholder, and (b) the denominator is the sum of (i) 13,136,305, the number of shares outstanding on March 24, 2008, and (ii) the total number of shares underlying the convertible securities and warrants, which such stockholders has the right to acquire within 60 days following March 24, 2008.

(2)	Based on information set forth in Amendment No 1. to a Schedule 13D filed on March 04, 2008.

(3)	These shares are held by affiliates of Ardsley as set forth below:

Name	Number of Shares
Ardsley Partners Fund II, L.P.	702,500
Ardsley Offshore Fund, Ltd.	491,500
Ardsley Partners Institutional Fund, L.P.	455,000
Marion Lynton	17,500

(4)
Mr. Randolph is entitled to receive common stock at the amount of 0.36% of our total outstanding common stock vested monthly over 3 years. As of March 24, 2008 Mr. Randolph was entitled to receive 3,236 shares.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2007 we have not engaged in any transactions with any related persons which would require disclosure under Item 404 of Regulation S-B.

Three of our five directors are independent directors under the definition of “independent director” of the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

ITEM 13.	EXHIBITS

3.1
Certificate of Incorporation (including all amendments thereto) is incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 filed by the Company with the SEC on November 2, 2005.

3.2-1	Bylaws, is incorporated herein by reference to the registration statement on Form S-1 filed with the by the Company with the SEC in August 1983.

3.2-2	Amendment to Bylaws dated October 17, 2005, is incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 filed by the Company with the SEC on March 26, 2001.

4.1	Common Stock Specimen, is hereby incorporated by reference to the annual report on Form 10-KSB filed on April 17, 2006.

4.1-1
Certificate of Designation Rights and Preferences for our Series A Preferred Stock is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

4.1-2	Form of Series A Preferred Stock Certificate, is hereby incorporated by reference to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

4.2	Form of Warrant is incorporated by reference to Exhibit 4.2 to the registration statement on Form SB-2 filed by the Company with the SEC on November 2, 2005.

4.3	Form of Class A Warrant issued on June 13, 2007 is incorporated by reference to Exhibit 4.2 to the to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

4.4	Form of Class B Warrant issued on June 13, 2007 is incorporated by reference to Exhibit 4.3 to the to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

10.1
Securities Purchase Agreement dated June 13, 2007 by and among the Company, Barron Partners LP and the other investors named therein, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

10.2
Registration Rights Agreement dated June 13, 2007 by and among the Company, Barron Partners LP and the other investors named therein, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

10.3
Stock Escrow Agreement dated June 13, 2007 by and between the Company and Tri-State Title & Escrow, LLC, as escrow agent, is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

10.4
Closing Escrow Agreement dated June 13, 007 by and between the Company and Barron Partners, L.P., and the other investors named therein and Tri-State Title & Escrow, LLC, as escrow agent, is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

10.5
Securities Purchase Agreement dated as of February 25, 2008 by and among the Company and the investors named therein, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed by the Company with the SEC on February 29, 2008.

10.6
Registration Rights Agreement dated as of February 25, 2008 by and among the Company and the investors named therein, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed by the Company with the SEC on February 29, 2008.

10.7
Make Good Escrow Agreement dated as of February 25, 2008 by and between the Company, the investors named therein, Roth Capital Partners, LLC and Tri-State Title & Escrow, LLC, as escrow agent, is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed by the Company with the SEC on February 29, 2008.

10.8
Escrow Agreement dated as of February 25, 2008 by and between the Company, Roth Capital Partners, LLC and Tri-State Title & Escrow, LLC, as escrow agent, is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed by the Company with the SEC on February 29, 2008.

10.8	Waiver and Consent dated as of February 25, 2008 , is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed by the Company with the SEC on February 29, 2008.

14	Code of Ethics is incorporated by reference to Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed by the Company with the SEC on April 11, 2007.

21.1	List of subsidiaries.

31.1	Certification of Deli Du pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Yihai Yang pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tables set forth the fees billed to us for the periods covered by this report by our accountants:
Audit and Non-Audit Fees paid and payable to Corovano and Honeck LLP (“C&H”), our current auditors, and Zhong Yi (Hong Kong) C.P.A. Company Limited (“ZY”), auditors to Tianjin Huaneng, as follows:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2007
C&H
Audit Fees	None.	60,000
Audit-Related Fees(1)	None	None
Tax Fees	None	None
All Other Fees	None	None

ZY
Audit Fees	None.	53,664
Audit-Related Fees(1)	None	None
Tax Fees	None	None
All Other Fees	None	None

Audit and Non-Audit Fees Paid to our former auditor, Child, Van Wagoner & Bradshaw, PLLC and its predecessor firm, Child, Sullivan & Company:

	Fiscal Year Ended	Fiscal Years Ended
	December 31, 2006	December 31, 2007
Audit Fees	$83,000	$33,500
Audit Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None

(1)
All audit related fees paid to Child, Van Wagoner & Bradshaw, PLLC and its predecessor firm, Child, Sullivan & Company in 2006 and 2007 are related to review of the financial statements due for periodic reports and review of the Company’s registration statements and amendment thereto filed during 2006 and 2007 which incorporates their report relating to the Company’s financial statements for the fiscal y years ended Decemerb31 2006 and 2005.

Our audit committee did not pass on whether any non-audit services impacted our auditor's independence. We currently do not have any policy or procedures in place for approval of audit and permitted non-audit services by our audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

Date: April 8, 2008	/s/ Deli Du
By: Deli Du, Chief Executive Officer and President (principal executive officer)

/s/ Yihai Yang
By: Yihai Yang Acting Chief Financial Officer (principal financial officer and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Deli Du	April 8, 2008
By: Deli Du, Director

/s/ Zhaolin Ding	April 8, 2008
Zhaolin Ding, Director

/s/ Zhenhang Jia	April 8, 2008
By: Zhenhang Jia , Director

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC. Consolidated Financial Statements For The Years Ended December 31, 2007 and 2006 (With Report of Independent Registered Public Accounting Firm Thereon)

Cordovano and Honeck LLP

Independent Registered Public Accounting Firm

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Solar & Clean Energy Solutions, Inc. (fka Deli Solar (USA), Inc.)
Beijing, People’s Republic of China

We have audited the consolidated balance sheet of China Solar & Clean Energy Solutions, Inc. (fka Deli Solar (USA), Inc.) (the Company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Solar & Clean Energy Solutions, Inc. (fka Deli Solar (USA), Inc.) as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC Salt Lake City, Utah March 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

We have audited the accompanying consolidated balance sheet of China Solar & Clean Energy Solutions, Inc. (the “Company”) as of December 31, 2007 and the related consolidated statements of income, cash flows and changes in stockholders’ equity and comprehensive income for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cordovano and Honeck LLP

Englewood, Colorado USA

March 28, 2008

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$5,466,637	$3,212,065
Accounts receivable, net	7,453,009	870,446
Inventories	3,875,658	315,765
Other receivables and prepayments	1,637,948	1,387,911

Total current assets	18,433,252	5,786,187

Property, plant and equipment, net	8,819,216	5,926,468
Goodwill	1,789,324	-
Intangible assets, net	1,597,921	1,003,530
TOTAL ASSETS	$30,639,713	$12,716,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,111,028	$147,901
Income tax payables	1,108,433	-
Other payables and accrued liabilities	8,552,452	342,811

Total current liabilities	11,771,913	490,712

Minority interests	935,825	-

Stockholders’ equity:
Convertible preferred stock: par value $0.001; 25,000,000 shares authorized, 1,774,194 and -0- shares issued and outstanding, respectively	1,774	-
Common stock, $0.001 par value; 66,666,667 shares authorized; 6,205,290 and 6,205,290 shares issued and outstanding, respectively	6,205	6,205
Additional paid-in capital	9,260,607	5,705,574
Accumulated other comprehensive income	1,134,270	533,909
Retained earnings	7,529,119	5,979,785

Total stockholders’ equity	17,931,975	12,225,473

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,639,713	$12,716,185

See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2007	2006	2005

Revenue, net	$37,072,346	$21,468,313	$15,577,447

Cost of revenue	28,772,078	16,842,994	11,868,459

Gross profit	8,300,268	4,625,319	3,708,988

Operating expenses:
Depreciation and amortization	282,822	154,946	14,631
Selling and distribution	827,839	459,746	256,634
General and administrative	4,003,973	2,800,015	2,117,920

Total operating expenses	5,114,634	3,414,707	2,389,185

Income from operations	3,185,634	1,210,612	1,319,803

Other income (expenses):
Other income	220,057	45,606	-
Interest expense	(65,481)	(16,717)	(20,829)

Total other income (expenses)	154,576	28,889	(20,829)

Income before income taxes	3,340,210	1,239,501	1,298,974

Income tax expense	(615,325)	-	-
Minority interests	(199,744)	-	-

NET INCOME	$2,525,141	$1,239,501	$1,298,974

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,549,334	$1,239,501	$1,298,974

Net income per share – basic	$0.25	$0.20	$0.23

Net income per share – diluted	$0.14	$0.18	$0.17

Weighted average shares outstanding - basic	6,205,290	6,205,290	5,732,616

Weighted average shares outstanding - diluted	11,233,026	6,957,876	7,558,335

See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$2,525,141	$1,239,501	$1,298,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324,157	178,437	100,171
Provision for allowance on accounts receivable	650,432	(77,267)	105,030
Changes in operating assets and liabilities:
Accounts receivable, trade	(7,232,995)	(238,334)	(476,106)
Inventories	(3,559,893)	67,418	(8,279)
Other receivables and prepayments	(250,037)	(238,268)	(566,989)
Accounts payable, trade	1,963,127	58,526	(79,124)
Income tax payable	1,108,433	-	-
Other payables and accrued liabilities	8,209,641	262,885	(300,621)
Minority interest	935,825	-	-

Net cash provided by operating activities	4,673,831	1,252,898	73,056

Cash flows from investing activities:
Acquisition of a subsidiary	(489,459)	-	-
Deposits made to acquire subsidiary	-	(256,278)	-
Purchase of intangible assets	(635,726)	(932,732)	(2,711)
Purchase of property, plant and equipment	(4,294,741)	(2,815,398)	(845,126)

Net cash used in investing activities	(5,419,926)	(4,004,408)	(847,837)

Cash flows from financing activities:
Repayment of short-term borrowings	(180,694)	(130,112)	(403,101)
Capital contribution received from shareholders	-	-	4,882,389
Proceeds from issuance of preferred stock (net of offering costs of $169,000 paid in cash)	2,581,000	-	-
Related receivable	-	82,639	518,637
Related payables	-	22,528	(10,341)

Net cash (used in) provided by financing activities	2,400,306	(24,945)	4,987,584

Foreign currency translation adjustment	600,361	359,352	174,557

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,254,572	(2,417,103)	4,387,360

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,212,065	5,629,168	1,241,808

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,466,637	$3,212,065	$5,629,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$939,798	$-	$-
Cash paid for interest expenses	$95,446	$16,717	$20,884
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Warrant shares granted for offering costs	$138,338	$-	$-

See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Par value	No. of shares	Par value	Capital	income	earnings	equity

Balance at January 1, 2005	-	-	4,431,000	4,430	824,960	-	3,441,310	4,270,700
Shares issued for private placement, net of offering costs of $1,348,626 in cash	-	-	1,714,290	1,715	4,649,674	-	-	4,651,389
Warrants exercised	-	-	60,000	60	230,940	-	-	231,000
Comprehensive income:				-
Net income for the year	-	-	-	-	-	-	1,298,974	1,298,974
Foreign currency translation adjustment	-	-	-	-	-	174,557	-	174,557
Comprehensive income:	-	-	-		-	-	-	1,473,531
Balance as of December 31, 2005	-	-	6,205,290	6,205	5,705,574	174,557	4,740,284	10,626,620
Comprehensive income:
Net income for the year	-	-	-	-	-	-	1,239,501	1,239,501
Foreign currency translation adjustment	-	-	-	-	-	359,352	-	359,352
Comprehensive income:			-					1,598,853
Balance as of December 31, 2006	-	-	6,205,290	6,205	5,705,574	533,909	5,979,785	12,225,473
Shares issued for private placement, net of offering costs of $169,000 in cash and $138,338 in warrants.	1,774,194	1,774			2,579,226			2,581,000
Preferred share dividends					975,807		(975,807)	-
Comprehensive income:
Net income for the year							2,525,141	2,525,141
Foreign currency translation adjustment						600,361		600,361
Comprehensive income:								3,125,502

Balance as of December 31, 2007	1,774,194	$1,774	6,205,290	$6,205	$9,260,607	$1,134,270	$7,529,119	$17,931,975
See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

1.	ORGANIZATION AND BUSINESS BACKGROUND

China Solar & Clean Energy Solutions, Inc. (“China Solar”), formerly known as Deli Solar (USA) Inc. was incorporated in the State of Nevada on March 21, 1983 as Meditech Pharmaceuticals, Inc. (“Meditech”). In late 2004, the Board of Directors of Meditech contemplated a strategic reorganization with Deli Solar Holding Ltd., a corporation organized in the British Virgin Islands (“Deli Solar (BVI)”). In contemplation of the reorganization, the Board of Directors resolved to spin off Meditech's drug development business to the shareholders of Meditech of record on February 17, 2005, through a pro rata distribution in the form of a stock dividend. The spin-off was completed on August 29, 2005. The acquisition of Deli Solar (BVI) was accounted for as a recapitalization of Deli Solar (BVI).

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

In January 2007, Deli Solar (Bazhou) via Mr. Deli Du, set up a branch sales offices in the city of Lian Yun Gang and the City of Bazhou to cope with the increasing sales demand in that region. This branch office exists in the form of a sole-proprietorship set up in the name of Mr. Deli Du but is beneficially owned by Deli Solar (Bazhou), so is regarded as a variable interest entity (“VIE”) by the Company.

On July 1, 2007, Deli Solar (Beijing) acquired 51% of Tianjin Hua Neng Energy Equipment Company (“Tianjin Huaneng”), which manufactures energy saving boilers and environmental protection equipment for industrial customers. The transaction was accounted for under the purchase method. See Note 2.

China Solar, Deli Solar (BVI), Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing), Tianjin Huaneng are hereinafter referred to as (“the Company”).

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Basis of consolidation

The consolidated financial statements include the financial statements of China Solar, Deli Solar (BVI), Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing), Tianjin Huaneng and the VIE.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities ” (“FIN 46R”). The sole-proprietorship business in the name of Mr. Deli Du is regarded a VIE of the Company and is consolidated in the Company’s financial statements.

All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.

•	Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At December 31, 2007 and 2006, the Company had $5,466,637 and $3,212,065, respectively, in cash equivalents.

•	Accounts receivable and allowance for doubtful accounts

Accounts receivable consists of amounts due from customers. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

•	Inventories

Inventories include direct materials, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a first-in, first-out basis. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2007, 2006 and 2005, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values. Property, plant and equipment are depreciated over their estimated useful lives as follows:

	Depreciable life	Residual value
Buildings	6-50 years	10%
Plant and machinery	10 years	10%
Office equipments	7 years	10%
Motor vehicles	7 years	10%
Computer equipment	3 years	10%

•	Construction-in-progress

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

•	Goodwill and intangible assets

Goodwill and intangibles, including intellectual property, were generally acquired in acquisitions in 2007. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. We perform this analysis during the fourth quarter of each year. No impairment of goodwill has been identified since the date of acquisition.

Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. No impairment of intangibles has been identified since the date of acquisition. All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at amortized cost. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years and they will expire in 2048, 2051 and 2054.

•	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2007, 2006 and 2005.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

•	Revenue recognition

The Company sells their products and services under a bundled sales arrangement, which typically include equipment, installation, testing and maintenance components. The components of equipment, installation and testing are non-separable and considered as a single unit of deliverables, namely product revenue. Hence, the product and maintenance are considered separate units of accounting in the arrangement. Revenues under these bundled arrangements are allocated considering the relative fair values of two separate deliverables: (a) product deliverable and (b) maintenance deliverable, included in the bundled arrangement based on the estimated relative fair values of each element in accordance with EITF 00-21, “Accounting for Multiple Element Revenue Arrangements” and recognized when the applicable revenue recognition criteria for each element are met. Revenue from product deliverables are recognized upon final acceptance, which is signed by the customer when installation is completed. Revenue from maintenance support for the Company’s products are deferred and recognized ratably over the term of the service period upon the acceptance of the products, which is generally 12 months.

Revenue from the provision of energy-saving projects are recognized when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

•	Cost of revenue

Cost of revenue consists primarily of material costs, direct labor, shipping and handling fee, depreciation and manufacturing overheads, which are directly attributable to the manufactured products and the provision of the energy-saving projects.

•	Advertising expenses

Advertising costs are expensed as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7,“Reporting for Advertising Costs”. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were $1,415,493, $1,106,488 and $646,667, respectively.

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operations as the related employee service is provided.

•	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statement of changes in owners’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

•	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

•	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128,“Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Foreign currency translation

The reporting currency of the Company is United States dollar (“US$”). Transactions denominated in currency other than US$ are translated into US$ at the average rate for the period. Monetary assets and liabilities denominated in currency other than US$ are translated into US$ at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in other expenses in the accompanying statements of operations.

The financial records of the Company’s operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expenses items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive income in the statements of changes in stockholders’ equity and comprehensive income.

•	Stock based compensation

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Bulletin No. 25, Accounting for Stock Issued to Employees , or APB No. 25 and related interpretations. Compensation expense for stock options was recognized ratably over the vesting period.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, Share-Based Payment , or SFAS No. 123(R) using the modified prospective application method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

•	Product Warranty

The Company provides a three-year standard warranty to all Deli Solar (Bazhou) manufactured products. Repair and replacement of defective component parts during the first year following purchase are covered under the standard warranty program. In the second and third year, repair services are covered under the warranty program but customers pay for the purchase of the replacement parts. Warranty services on the products manufactured by Deli Solar (Bazhou) are performed by independent sales agents and distributors in exchange for 1%-2% discount off the purchase price of our products.

Under the terms of the contracts for energy-saving projects, the Company provides a product warranty on the equipment to its customers for a period of twelve months upon the completion of installation at the Company’s expense. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

•	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two principal reportable segments: Sales of solar heater or boiler related products and sales of heat pipe related products.

•	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, other receivables and prepayments, accounts payable, other payables and accrued liabilities. As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

•	Registration payment arrangements

The Company accounts for registration payment arrangement in accordance with FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Ar ra ngements ("FSP EITF 00-19-2") which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and(2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained.

•	Uncertain tax positions

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. For the year ended December 31, 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2007, the Company did not have any significant unrecognized uncertain tax positions.

•	Recently issued accounting standards

In 2008, the Securities and Exchange Commission (the “SEC”) adopted rule amendments that replace the category of “Small Business Issuers” with a broader category of “Smaller Reporting Companies.”  Under these rules, a "Smaller Reporting Company" is a company with a public float less than $75,000,000 (measured at end of Q2).  Companies that meet this definition are able to elect "scaled disclosure standards" on an item-by-item or "a-la-carte" basis.  With this change, the SEC has streamlined and simplified reporting for many companies, and has not added any significant disclosure requirements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, which is our fiscal year 2008 that begins in January 2008. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), ‘’Business Combinations’’, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51’’, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

Acquisition

On May 18, 2007, the Company’s wholly owned subsidiary, Beijing Deli Solar Technology Development Co., Ltd. entered into a purchase agreement to acquire 51% equity interest in Tianjin Huaneng held by Tianjin Municipal Ji County State-owned Assets Administration Commission for a total purchase price of $3,149,147. By supplemental agreement dated August 8, 2007, the purchase price was reduced to approximately $1,689,741. The Company also incurred additional cost of $769,418 related to finder’s fee, which has been included in the total cost of the acquisition of $2,459,159. As of December 31, 2007, the Company paid approximately $2,345,018 of the purchase price and the finder’s fee. The remaining balance as of the date of this report was $114,141. In addition, the Company agreed to provide working capital of approximately $2.6 million to Tianjin Huaneng. The accounting date of the acquisition was July 1, 2007 and was accounted for under the purchase method. Tianjin Huaneng results of operations have been included in our consolidated financial statements since the date of acquisition. Tianjin Huaneng is principally engaged in the design, development and manufacturing and marketing of energy-saving related heating products such as heat pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast stoves, heating filters, normal pressure water boilers, solar energy water heaters and radiators. These products are distributed in the PRC and Southeast Asia. Goodwill recorded as part of the purchase price allocation was $1,789,324. Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles such as land use rights which totaled $256,157, with a weighted average amortization period of approximately 50 years. We continue to evaluate the purchase price allocation for the Tianjin Huaneng acquisition, including intangible assets, contingent liabilities and property, plant and equipment.

The aggregate purchase price was $2,459,159, including $1,689,741 of cash and costs related to the acquisition of $769,418. Below is a summary of the total purchase price:

Cash	$1,689,741
Direct acqusition costs	769,418

Total purchase price	$2,459,159

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows:

Fair value of tangible net assets acquired	$5,256,426
Fair value of intangible net assets acquired	256,157
Goodwill	1,789,324
Trade accounts payable, accrued expenses and other liabilities	(4,842,748)
$2,459,159

The following unaudited pro forma financial information for the Company gives effect to the 2007 acquisition as if they had occurred on January 1, 2006. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	Years ended December 31,
	2007	2006

Pro forma net sales	$43,552,104	$34,981,140
Pro forma net income	2,558,974	1,445,425

Pro forma earnings per common share — net income
Basic	$0.26	$0.23
Diluted	$0.14	$0.21

Weighted average common shares outstanding
Basic	6,206,290	6,205,290
Diluted	11,233,026	6,957,876

3.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	As of December 31,
	2007	2006

Accounts receivable, cost	$8,219,804	$986,809
Less: allowance for doubtful accounts	(766,795)	(116,363)

Accounts receivable, net	$7,453,009	$870,446

For the year ended December 31, 2006, the Company recorded the reversal of the allowance for doubtful accounts of $77,267. For the year ended December 31, 2007, the Company recorded allowance for doubtful accounts of $650,432.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

4.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2007	2006

Raw materials	$656,605	$150,748
Consumables	5,359	5,970
Work-in-process	2,464,441	-
Finished goods	749,253	159,047

Inventories	$3,875,658	$315,765

5.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following:

	As of December 31,
	2007	2006

Advance to suppliers	$493,421	$1,007,709
Prepaid expenses	249,598	58,203
Deposits	894,268	256,278
Other receivables	661	65,721

Other receivables and prepayments	$1,637,948	$1,387,911

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	As of December 31,
	2007	2006

Buildings	$5,573,982	$3,528,180
Plant and machinery	1,836,914	71,131
Office equipments	1,004,118	65,749
Motor vehicles	81,497	76,176
Computer equipment	13,507	12,625
Construction in progress	2,118,615	2,580,031
	10,628,633	6,333,892

Less: accumulated depreciation	(1,809,417)	(407,424)

Property, plant and equipment, net	$8,819,216	$5,926,468

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Depreciation expenses for the years ended December 31, 2007, 2006 and 2005 were $282,822, $162,695 and $100,171, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of December 31,
	2007	2006

Land use rights, at cost	$1,654,998	$1,019,272
Less: accumulated amortization	(57,077)	(15,742)

Land use rights, net	$1,597,921	$1,003,530

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement which is 50 years, on a straight-line basis. Amortization expenses for the years ended December 31, 2007, 2006 and 2005 were $41,335, $15,742 and $-0-, respectively.

8.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2007	2006

Related party payable	$-	$22,528
Accrued expenses	608,315	22,080
Customer deposits	2,281,909	262,269
Other payables	3,508,066	35,934
Taxes payables	1,359,140	-
Deferred revenue	795,022	-
	$8,552,452	$342,811

9.	STOCK HOLDERS’ EQUITY

Authorized Capital

The Company’s authorized capital stock consists of 66,666,667 shares of $0.001 par value per share common stock and 25,000,000 shares of $0.001 par value per share preferred stock

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Class A Preferred stock

The Company has designated 3,500,000 of its Preferred Shares as Class A Convertible Preferred Shares. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, Class A Convertible Preferred Shareholders shall be entitled to receive out of the assets of the Corporation, an amount equal to $1.55 per share. Each share of Series A Preferred Stock shall be initially convertible into one (1) share of Common Stock at the conversion price of $1.55, subject to adjustment for stock dividend and stock splits, sale or issuance of common stock at a price which is less than the conversion price and pro rata distribution, at the option of the investors, at any time after the original issue date.

The Class A Convertible Preferred Shares contain a beneficial conversion feature in favor of the holder. The beneficial conversion feature was measured at its intrinsic value at the date of issuance of the shares and is recognized immediately as a return to the preferred shareholders through a charge to retained earnings, since the conversion feature is immediately exercisable by the holders. The charge during the current year was $975,807. Although there is no impact on net income, the charge to retained earnings affects the computation of both basic and diluted EPS for US GAAP in the same way that dividends on the preferred shares do.

Sale of Units

On June 13, 2007, the Company entered into a Securities Purchase Agreement with Barron Partners L.P., and two accredited investors in a private placement (“Private Placement) providing for the sale of: (i) 1,774,194 shares of our Series A Convertible Preferred Stock; (ii) stock purchase warrants to purchase an aggregate of 1,774,194 shares of common stock at a price of $1.90 per share; and (iii) stock purchase warrants to purchase an aggregate of 1,774,194 shares of common stock at a price of $2.40 per share. In connection with the Private Placement, the Company deposited 900,000 shares of Series A Convertible Preferred Stock into escrow as security in the event (i) the earnings target for 2007 is not met and (ii) the earnings target for 2008 is not met. The 900,000 shares held in escrow were included in the diluted earnings per share calculation. Net proceeds of $2,581,000 were used to finance business acquisitions.

Registration Rights

On June 13, 2007, the Company also entered into a registration rights agreement for the common stock underlying the convertible preferred shares and all warrants related to the Private Placement, under which it agreed to use its commercially reasonable efforts to cause the initial registration statement to be declared effective by the SEC at the earlier of (i) 150 days following the filing date with respect to the registration statement, (ii) 10 days following the receipt of a “No Review” or similar letter from the SEC or (iii) the third business day following the day the Company receives notice from the SEC that the SEC has determined that the registration statement eligible to be declared effective without further comments by the SEC. The Company is subject to monthly liquidated damages of 17,742 shares of Series A Preferred Stock, up to a maximum of 266,129 shares of Series A Preferred Stock in aggregate, for failing to register the shares timely. The Company is under the obligation to have the Registration Statement effective on January 10, 2008. However, it was not effective until 28 days later on February 7, 2008 being the effectiveness date of SB-2. 17,742 shares of preferred stock per month prorated per 28 days means 16,559 shares of preferred stock will be issued to investors.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

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

Warrants for services

In connection with the Private Placement on June 13, 2007, the Board of Directors granted to consultants and agents warrants to purchase an aggregate of 181,452 shares of the Company’s common stock, of which 75,000 warrants are exercisable at US$2.90 per share and 106,452 warrants are exercisable at US$2.71 per share, or on a cashless exercise basis. The warrants vested immediately and expire on June 13, 2012. The market price of the stock was US$2.10 per share on the grant date. The Company valued the 75,000 warrants at US$0.74 per share and the 106,452 warrants at US$0.78 per share, or $138,338 in aggregate in accordance with SFAS 123R, which were recorded as offering cost in additional paid-in capital in the accompanying consolidated financial statements for the year ended December 31, 2007.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate (%)	5.00%
Dividend yield (%)	0.00%
Expected life of warrant grants (years)	5 years
Expected volatility of warrant grants (%)	43.79%

On March 30, 2005, in conjunction with a private placement sale of common stock the Company issued five year warrants to purchase 1,714,290 shares of common stock at a price of $3.85 per share to investors. Concurrently, the Company issued five year warrants to purchase 171,429 common shares at $3.85 per share to financial advisers and others. No share-based compensation expense was recorded, as management determined this transaction to be a cost of issuance.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2007 and 2006:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,825,719	$3.85	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2006	1,825,719	3.85	2.25 years	—
Granted	3,729,840	2.18	4.50 years	354,839
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding and Exercisable at December 31, 2007	5,555,559	$2.73	3.76 years	$354,839

10.	INCOME TAXES

The Company is registered in the United States of America and has operations in three tax jurisdictions: the United States of America, British Virgin Island (“BVI”) and the PRC. The operations in the United States of America and British Virgin Island have incurred net operating losses for income tax purposes. The Company generated substantially its net income from the operation of its subsidiary in the PRC and subject to the PRC tax jurisdiction. The Company has recorded income tax provision for the years ended December 31, 2007 and 2006.

The components of (loss) income before income taxes separating U.S., BVI and PRC tax jurisdictions are as follows:

	Years ended December 31,
	2007	2006	2005

Tax jurisdictions from:
Loss subject to U.S.	$(461,433)	$(693,745)	$-
Loss subject to BVI	(184,056)	(73,691)	-
Income subject to the PRC	3,985,699	2,006,937	1,298,974
Income before income taxes	$3,340,210	$1,239,501	$1,298,974

United States of America

China Solar is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of December 31, 2007, the operation in the United States of America incurred $461,433 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards will to expire through 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $461,433 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company's subsidiary operating in the PRC, Ailiyang and Tianjin Huaneng are domestically owned and subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprised of a 30% national income tax and 3% local income tax.

In March 2005, the Deli Solar (Bazhou) became a foreign investment enterprise. Hence, effective from the year ended 2005, Deli Solar (Bazhou) is entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 15% for the following three years.

In September 2006, the Deli Solar (Beijing) was founded as a foreign investment enterprise. Hence, effective from the year ended 2006, Deli Solar (Beijing) is entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 15% for the following three years.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Deli Solar (Bazhou) and Deli Solar (Beijing) are considered a foreign invested enterprise and its ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entity will be subject to a transitional policy under the Corporate Income Tax Law, whether Deli Solar (Bazhou) and Deli Solar (Beijing) can continue to enjoy the unexpired tax holidays.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the statements of operations for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Years ended December 31,
	2007	2006	2005

Income before income taxes	$3,340,210	$1,239,501	$1,298,974
Statutory income tax rate	33%	15%	15%
	1,102,269	185,925	194,846
Less: items not subject to taxes
Effect for tax holiday	(486,944)	(185,925)	(194,846)
Income tax expenses	$615,325	$-	$-

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
Deferred tax assets:
- Net operating loss carried forward	$1,432,326	767,436
Less: valuation allowance	(1,432,326)	(767,436)
Deferred tax assets	$-	$-

11.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year less number of warrants issued during the year in note 10.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2007, 2006 and 2005:

	Years ended December 31,
	2007	2006	2005
Basic and diluted net income per share calculation

Numerator:
Net income	2,525,141	1,239,501	1,298,974
Less: Preferred stock dividends	(975,807)	-	-
Net income available to common stockholders in computing basic net income per share	$1,549,334	$1,239,501	$1,298,974

Denominator: - Weighted average ordinary shares outstanding	6,205,290	6,205,290	5,732,616
- Weighted average preferred stock outstanding	1,337,097	-	-
- Weighted average warrant shares outstanding	3,690,639	752,586	1,825,719
	11,233,026	6,957,876	7,558,335

Basic net income per share	$0.25	$0.20	$0.23

Diluted net income per share	$0.14	$0.18	$0.17

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

12.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)	Business information

The Company has two reportable segments namely solar heater/boiler related products and heat pipe related products for the three year ended December 31, 2007, 2006 and 2005. The solar heater/boiler related products are mainly under the management of Deli Solar (Bazhou) while the heat pipe related products are energy-savings projects under the management of Tianjin Huaneng.

An analysis of the Company’s revenue and total assets are as follows:

	Years ended December 31,
	2007	2006	2005
Revenue:
Solar Heater/Boiler related products	$26,693,850	$21,468,313	$15,577,447
Heat Pipe related products	7,002,015	-	-
Unallocated	3,376,481	-	-

	$37,072,346	$21,468,313	$15,577,447

	Years ended December 31,
	2007	2006	2005
Gross profit:
Solar Heater/Boiler related products	$5,672,443	$4,625,319	$3,708,988
Heat Pipe related products	1,820,524	-	-
Unallocated	807,301	-	-

	$8,300,268	$4,625,319	$3,708,988

	As of December 31,
	2007	2006	2005
Total assets:
Solar Heater/Boiler related products	$18,690,225	$12,716,185	$10,903,506
Heat Pipe related products	9,029,994	-	-
Unallocated	2,919,494	-	-

	$30,639,713	$12,716,185	$10,903,506

Total goodwill:
Solar Heater/Boiler related products	$-	$-	$-
Heat Pipe related products	1,789,324	-	-

	$1,789,324	$-	$-

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

(b)	Geographic information

The Company operates in the PRC and all of the company’s long lived assets are located in the PRC.  In respect of geographical segment reporting, sales are based on the country in which the customer is located and total assets and capital expenditure are based on the country where the assets are located.

The Company’s operations are located in PRC, which is the main geographical areas. The Company’s sales and total assets by geographical market are analyzed as follows:

	Years ended December 31,
	2007	2006	2005
Revenue:
PRC	$32,623,664	$19,321,482	$14,331,251
Others	4,448,682	2,146,831	1,246,196

	$37,072,346	$21,468,313	$15,577,447

	Years ended December 31,
	2007	2006	2005
Gross profit:
PRC	$6,806,220	$4,070,281	$3,338,089
Others	1,494,048	555,038	370,899

	$8,300,268	$4,625,319	$3,708,988

	As of December 31,
	2007	2006	2005
Total assets:
PRC	$29,107,727	$11,445,134	$9,704,120
Others	1,531,986 -	1,271,051	1,199,386

	$30,639,713	$12,716,185	$10,903,506

13.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries, Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing) and Tianjin Huaneng are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $327,257, $201,072 and $199,472 for the years ended December 31, 2007, 2006 and 2005, respectively.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

14.	CONCENTRATION OF RISK

(a)	Major customers

No revenue from customers that individually represent greater than 10% of the total revenue for each of the years ended December 31, 2007, 2006 and 2005.

(b)	Major vendors

The following is a table summarizing the purchases from vendors that individually represent greater than 10% of the total purchases for each of the years ended December 31, 2007, 2006 and 2005 and their outstanding balances as at year-end date:

	Year ended December 31, 2007
Vendor	Purchases	Percentage of total purchases	Accounts payable, trade
Vendor A	$5,475,372	50.4%	$667,718

	Year ended December 31, 2006
Vendor	Purchases	Percentage of total purchases	Accounts payable, trade
Vendor A	$3,800,242	49.0%	$379,215

	Year ended December 31, 2005
Vendor	Purchases	Percentage of total purchases	Accounts payable, trade
Vendor A	$3,669,748	55.2%	$390,678

(c)	Credit risks

Financial instruments that are potentially subject to credit risk consist principally of cash and trade receivables. All cash held in financial institutions are not insured and therefore subject to credit risk. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from short-term borrowings. Borrowings issued at floating rates expose the Company to cash flow and fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in floating rate instruments. At the year end, all of borrowings were at floating rates.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

The Company leases land and buildings under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2008	$20,015
2009	20,015
2010	20,015
2011	20,014

Total future minimum operating lease payments	$80,059

For the years ended December 31, 2007, 2006 and 2005, rental expenses were $101,780, $77,246, and $21,985, respectively.

16.	SUBSEQUENT EVENTS

On January 9, 2008 and March 25, 2008 Beijing Deli Solar Technology Development Co., Ltd., the Company’s wholly-owned subsidiary (“Deli Solar (Beijing)”), entered into an Equity Purchase Agreement, a Complementary Agreement and a Supplementary, with Shenzhen PengSangPu Solar Industrial Products Corporation (“SZPSP”) and its shareholders to acquire 100% of the outstanding equity interests of SZPSP from its three current shareholders. The closing will be effective March 31, 2008.

Under the agreements, Deli Solar (Beijing) agreed to purchase the 100% equity interest of SZPSP from its current three shareholders.  Part of the consideration of the transaction is RMB 28.8 million ($4,087,832) payable in cash. This purchase price is based on an appraisal of SZPSP. The three shareholders have agreed to loan the proceeds back to the Deli Solar (Beijing) and will be used as working capital (the “Shareholders’ Loan”). Fifty (50%) of the principal of the Shareholders’ Loan shall be paid within one year upon the entry of the Complementary Agreement (the “Closing”) and the remaining balance be paid off within two years.

In addition to the payment of the cash purchase price under the Complementary Agreement the parties agreed to an appraisal value of RMB 20 million of SZPSP’s intangible assets which was paid in 1,419,729 shares of common stock. Provided that if on the first anniversary of the closing the common stock price is lower than $2, the Company will pay the difference. Fifty percent (50%) of these shares shall be transferable and unrestricted within one year after the Closing and the remaining Fifty percent (50%) transferable within two years. The shares shall be transferred to SZPSP within 180 days of the closing.  In addition, as part of the purchase price, the shareholders of SZPSP will receive five years warrants to purchase a total of 141,973 shares of common stock at an exercise price of $2.5 per share, subject to future adjustments.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

SZPSP warranted in the Complementary Agreement that if (i) its sales revenue is less than RMB 99 million (approximately $13,670,068) with an after-tax net profit of less than RMB 9.43 million (approximately $1,302,108) for the year ended December 31, 2008; or (ii) if in the year ended December 31, 2009, it does not reach the targeted sales revenue of RMB 143.9 million (approximately $19,868,336) or the after-tax net profit of RMB 12.13 million (approximately $1,674,789), SZPSP will pay the difference between the revenue and the targeted revenue of the year specified by reducing the amount payable on the shareholders’ loan. If the shareholders’ loan is not sufficient to pay the difference, the common shares held by SZPSP will be returned to us to the extent necessary for the remaining balance.

The current shareholders of SZPSP, being the management of SZPSP, will enter into employment contracts with the Company for a term of three years to remain in their current managing positions of SZPSP, subject to further amendments of such employment arrangement.

After the Closing, Deli Solar (Beijing) has the right to a majority of the board seats of SZPSP.

On February 25, 2008 the Company raised gross proceeds of approximately $11,300,000 in a private placement providing for the sale of 4,691,499 shares of common stock at a price of $2.40 per share.