Form 10QSB
period 2008-03-31
China Solar & Clean Energy Solutions, Inc.
filed 2008-05-15
CIK 717588

Form 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_______to______

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

Deli Solar (USA), Inc

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 13,507,901 shares of common stock outstanding as of May 9, 2008.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

China Solar & Clean Energy Solutions, Inc.

Item 1.  Financial Statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,	As of December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,733,793	$5,466,637
Accounts receivable, net	7,116,825	7,453,009
Inventories	4,065,773	3,875,658
Other receivables and prepayments	4,959,380	1,637,948

Total current assets	26,875,771	18,433,252

Property, plant and equipment, net	9,401,021	8,819,216
Goodwill	1,789,324	1,789,324
Intangible assets, net	1,651,885	1,597,921

TOTAL ASSETS	$39,718,001	$30,639,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,254,717	$2,111,028
Income tax payables	1,411,384	1,108,433
Other payables and accrued liabilities	6,906,468	8,552,452

Total current liabilities	9,572,569	11,771,913

Deferred tax liabilities	259,612	-

Minority interests	1,454,872	935,825

Stockholders’ equity:
Convertible preferred stock	1,609	1,774
Common stock	11,136	6,205
Additional paid-in capital	19,358,497	9,260,607
Accumulated other comprehensive income	1,140,936	1,134,270
Retained earnings	7,918,770	7,529,119

Total stockholders’ equity	28,430,948	17,931,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,718,001	$30,639,713

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Currency expressed in United States Dollars (“US$”))
(Unaudited)

	For the three months ended March 31,
	2008	2007

Revenue, net	$8,300,076	$2,995,863

Cost of revenue	5,845,016	2,248,915

Gross profit	2,455,060	746,948

Operating expenses:
Depreciation and amortization	149,167	35,336
Selling and distribution	502,563	44,030
General and administrative	601,653	393,957

Total operating expenses	1,253,383	473,323

Income from operations	1,201,677	273,625

Other income (expenses):
Other income	41,090	1,657
Interest expense	(33,838)	-

Total other income (expenses)	7,252	1,657

Income before income taxes and minority interest	1,208,929	275,282

Income tax expense	346,263	-
Income before minority interst	862,666	275,282

Minority interests	473,015	-

NET INCOME	$389,651	$275,282

Net income per share - basic	$0.05	$0.04

Net income per share - diluted	$0.03	$0.04

Weighted average shares outstanding - basic	8,009,713	6,205,290

Weighted average shares outstanding - diluted	15,284,770	6,957,876

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(4,104,527)	909,192

Cash flows from investing activities:
Purchase of property, plant and equipment	(730,974)	(154,617)

Net cash used in investing activities	(730,974)	(154,617)

Cash flows from financing activities:
Private placement sale of common stock	9,995,156
Warrant exercise of common stock	107,500	-

Net cash (used in) provided by financing activities	10,102,656	-

Foreign currency translation adjustment	-	27,551

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,267,155	782,126

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,466,637	3,212,065

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,733,793	$3,994,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$31,978	$-
Cash paid for interest expenses	$33,838	$-

See accompanying notes to condensed consolidated financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Par value	No. of shares	Par value	capital	income	earnings	equity

Balance as of December 31, 2007	1,774,194	$1,774	6,205,290	$6,205	$9,260,607	$1,134,270	$7,529,119	$17,931,975
Shares issued for private placement, net of offering costs of $1,264,451 in cash and $541,695 in warrants.			4,691,499	4,691	9,990,465			9,995,156
Warrant exercised			75,000	75	107,425			107,500
Preferred share converted	(164,516)	(165)	164,516	165				-
Comprehensive income:
Net income for the three months ended March 31, 2008							389,651	389,651
Foreign currency translation adjustment						6,666		6,666
Comprehensive income:
Balance as of March 31, 2008	1,609,678	$1,609	11,136,305	$11,136	$19,358,497	$1,140,936	$7,918,770	$28,430,948

See accompanying notes to condensed consolidated financial statements

1. BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the year.

There is no provision for dividends for the quarter to which this quarterly report relates.

2. ORGANIZATION AND BUSINESS BACKGROUND

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

China Solar, Deli Solar (BVI), Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing) and Tianjin Huaneng are hereinafter referred to as (“the Company”).

3. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

4. INVENTORIES

Inventories consisted of the following:

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)
Raw materials	$688,814	$656,605
Consumables	5,621	5,359
Work-in-process	2,585,331	2,464,441
Finished goods	786,007	749,253

Inventories	$4,065,773	$3,875,658

5. STOCK HOLDERS’ EQUITY

Issuance of Common Stock

On February 29, 2008, the Company completed a private placement of 4,691,499 shares of common stock for an aggregate purchase price of approximately $11,300,000. The Company received $9,995,156 as net proceeds from this financing.

In connection with the private placement, the Company deposited 2,000,000 shares of common stock (“Make Good Shares”) into escrow and we are required to deliver (i) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2008 is less than $4.8 million; and (ii) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2009 is less than $8 million. In accordance with SFAS 128, Earnings Per Share, the 2,000,000 shares held in escrow were not included in the diluted earnings per share calculation as the contingency provision is met at the end of a reporting period.

During the three months ended March 31, 2008, the Company issued 164,516 shares of common stock as part of the conversion of the Series A Preferred Stock.

During the three months ended March 31, 2008, certain investors exercised their warrants to purchase an aggregate of 75,000 shares of common stock totaling $107,500.

Warrants Issued to Placement Agent

In connection with the private placement, the Company issued to Roth Capital Partners LLC as placement agent, warrants to purchase 469,150 shares of common stock exercisable for a period of five years at an exercise price equal to $2.88 per share. These warrants are immediately exerciseable. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model. In calculating the fair value of the warrants, management used the closing price of the common stock on February 29, 2008, of $2.71 per share, plus the following assumptions:

Risk free interest rate (%)	5.00%
Dividend yield (%)	0.00%
Expected life of warrant grants (years)	5 years
Expected volatility of warrant grants (%)	43.79%

The Company valued the warrants at US$1.155 per share, or $541,695 in aggregate, in accordance with SFAS 123R. The $541,695 was recorded as offering costs which offset additional paid-in capital in the accompanying consolidated financial statements for the three months ended March 31, 2008.

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2008:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,555,559	$2.73	3.76 years	$354,839
Granted	469,150	2.88	5.00 years	—
Exercised	(50,000)	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding and Exercisable at March 31, 2008	5,974,709	$2.74	4.38 years	$354,839

Registration Rights Agreement

In connection with the private placement the Company entered into a registration rights agreement with the investors on February 25, 2008 which requires us to file with the SEC a "resale" registration statement providing for the resale of (i) all of the 4,691,499 shares of common stock sold to the investors, (ii) the 2,000,000 “make good shares” and (iii) the 469,150 shares underlying the placement agent warrants (collectively, the “registrable securities”) for an offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act of 1933, as amended.

The Company agreed, among other things, to prepare and file an initial registration statement within 45 days of the closing date (i.e. April 14, 2008) to register for resale part of the registrable securities (other than the 2,000,000 make good shares) and to cause that registration statement to be declared effective by the earlier to occur of (i) 150 days after the closing date, or (ii) the fifth trading day following the day the Company receive notice from the SEC that the initial registration statement will not be reviewed or is no longer subject to further review and comments.

The Company is required to file additional registration statements covering all of the remaining registrable securities (or such lesser number as the SEC deems appropriate) if any registrable securities could not be registered in the initial registration statement, by the 15th day following the date we are able to effect the registration of such securities in accordance with any SEC restrictions.

The Company failure to meet this schedule and other timetables provided in the registration rights agreement could result in the imposition of liquidated damages. No liquidated damages will accrue on any registrable securities which the SEC has requested (due to the application of Rule 415) the Company to remove from the registration statement and the required effectiveness date for such securities will be tolled until such time as the Company are able to effect the registration of those securities in accordance with any SEC restrictions.

6. INCOME TAXES

The Company is registered in the United States of America and has operations in three tax jurisdictions: the United States of America, British Virgin Island (“BVI”) and the PRC. The operations in the United States of America and British Virgin Island have incurred net operating losses for income tax purposes. The Company generated substantially its net income from the operation of its subsidiary in the PRC and is subject to the PRC tax jurisdiction. The Company has recorded an income tax provision for the three months ended March 31, 2008 and 2007.

United States of America

China Solar was incorporated in the State of Nevada and is subject to the tax laws of United States of America. As of March 31, 2008, the operation in the United States of America incurred $146,103 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards will to expire through 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $146,103 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company's subsidiaries operating in the PRC are Deli Solar (Bazhou), Deli Solar (Beijing), Ailiyang, Tianjin Huaneng and SZPSP.

Of these subsidiaries Ailiyang, Tianjin Huaneng and SZPSP are domestically owned and subject to the Corporate Income Tax (“CIT”) governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 25%.

In March 2005, the Deli Solar (Bazhou) became a foreign investment enterprise. Hence, effective from the year ended 2005, Deli Solar (Bazhou) is entitled to a two-year exemption from enterprise income tax (which expired at the end of 2007) and a reduced enterprise income tax rate of 15% for the following three years.

In September 2006, the Deli Solar (Beijing) was founded as a foreign investment enterprise. Hence, effective from the year ended 2006, Deli Solar (Beijing) is entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 15% for the following three years.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The New CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Tianjin Huaneng is now is subject to CIT at a statutory rate of 25%. However, as foreign invested enterprises, Deli Solar (Bazhou) and Deli Solar (Beijing) can continue to enjoy the lower CIT rate of 15% until their tax holiday expires.

The Company’s effective income tax rates for the three months ended March 31, 2008 and 2007 were both 15%.

7. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

The Company has two reportable segments namely solar heater/boiler related products and heat pipe related products for the three months ended March 31, 2008 and 2007. The solar heater/boiler related products are mainly under the management of Deli Solar (Bazhou) while the heat pipe related products are energy-savings projects under the management of Tianjin Huaneng.

An analysis of the Company’s revenue and total assets are as follows:

	Three months ended March 31,
	2008	2007
Revenue:
Solar Heater/Boiler related products	$2,829,815	$2,995,863
Heat Pipe related products	5,470,261

	$8,300,076	$2,995,863

	Three months ended March 31,
	2008	2007
Gross profit:
Solar Heater/Boiler related products	$574,893	$746,948
Heat Pipe related products	1,880,167

	$2,455,060	$746,948

	As of March 31, 2008	As of December 31, 2007
Total assets:
Solar Heater/Boiler related products	$22,971,381	$18,690,225
Heat Pipe related products	11,098,392	9,029,994
Unallocated	5,648,228	2,919,494

	$39,718,001	$30,639,713

Total goodwill:
Solar Heater/Boiler related products
Heat Pipe related products	$1,789,324	$1,789,324

	$1,789,324	$1,789,324

(b) Geographic information

The Company operates in the PRC and all of the company’s long lived assets are located in the PRC. In respect of geographical segment reporting, sales are based on the country in which the customer is located and total assets and capital expenditure are based on the country where the assets are located.

The Company’s operations are located in PRC, which is the main geographical area. The Company’s sales and total assets by geographical market are analyzed as follows:

	Three months ended March 31,
	2008	2007
Revenue:
PRC	$7,320,833	$2,995,863
Others	979,243

	$8,300,076	$2,995,863

	Three months ended March 31,
	2008	2007
Gross profit:
PRC	$2,038,300	$746,948
Others	416,760

	$2,455,060	$746,948

	As of March 31, 2008	As of December 31, 2007
Total assets:
PRC	$37,835,101	$29,107,727
Others	1,882,900	1,531,986

	$39,718,001	$30,639,713

8. BUSINESS ACQUISITION

On January 9, 2008, Beijing Deli Solar Technology Development Co., Ltd, the Company’s wholly-owned subsidiary (“Deli Solar (Beijing)”), entered into an Equity Purchase Agreement and Complementary Agreement to the Equity Purchase Agreement to acquire 100% of the outstanding equity interest of Shenzhen Pengsangpu Solar Industrial Products Corporation (“SZPSP”) from its shareholders. On March 25, 2008, both parties signed a Supplmentary Agreement to the Equity Purchase Agreement and the Complementary Agreement to amend and supplement the previous agreements and set forth the final terms of the total purchase price and payment method of the acquisition.

Under the agreements, Deli Solar (Beijing) agreed to purchase the 100% equity interest of SZPSP from its three shareholders.  $4,087,832 (RMB 28.8 million) of the purchase price was payable in cash. The three shareholders of SZPSP agreed to loan the cash proceeds back to SZPSP interest free to be used for working capital. Fifty (50%) of the principal amount of the loan is required to be paid prior to March 31, 2009 and the remaining 50% balance is required to be paid prior to March 31, 2010.

In addition to the cash portion of the purchase price, the parties agreed to an additional consideration of RMB 20 million (approximately $2,839,458) to represent the agreed-upon value of SZPSP’s intangible assets.

This portion is required to be paid in the form of 1,419,729 shares of the Company’s common stock (which was based on the average closing price of the common stock for the 30 days immediately preceding the execution of the Complementary Agreement (the “Share Price”)), provided that if on March 31, 2010 the common stock price is lower than the Share Price, the Company will pay the difference. Fifty percent (50%) of these shares will be transferable and unrestricted on or after March 31, 2009 and the remaining fifty percent (50%) will be transferable on or after March 31, 2010. The shares are required to be transferred to SZPSP within 180 days of the closing.  In addition, as part of the purchase price, the shareholders of SZPSP will receive five years warrants to purchase a total of 141,973 shares of common stock at an exercise price of $2.50 per share, subject to future adjustment.

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

The accounting date of the acquisition was April 1, 2008 and was accounted for under the purchase method. SZPSP results of operations have been not included in the three months ended March 31, 2008 consolidated financial statements. The acquisition of SZPSP will enable the Company to immediately begin leveraging its technology and engineering capabilities and expertise, and will significantly expand China Solar's customer base and presents a commercial and industrial market opportunity for solar water heaters in southern China.

The estimated aggregate purchase price was $7,019,483. Below is a summary of the total purchase price:

Cash	$4,087,832
Fair value of 1,419,729 common stock	2,839,458
Fair value of 141,973 warrants	92,193
Total purchase price	$7,019,483

We continue to evaluate the purchase price allocation for the SZPSP acquisition, including intangible assets, contingent liabilities and property, plant and equipment.

The following unaudited pro forma financial information for the Company gives effect to the 2008 acquisition as if they had occurred on January 1, 2008. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

For the three months ended March 31, 2008

Pro forma revenues	$9,103,896
Pro forma net income	647,940

Pro forma earnings per common share — net income
Basic	$0.08
Diluted	$0.04

Weighted average common shares outstanding
Basic	8,009,713
Diluted	15,284,770

9. CONTINGENCY

Under an engagement agreement dated January 16, 2008 between the Company and Roth Capital Partners, LLC (“Roth”), Roth acted as a placement agent for the Company in connection with during the private placement of approximately 4.7 million shares of our common stock which was consummated in February 2008 (the “Offering”). Under a certain agreement, dated as of March 21, 2007 by and among Trenwith Securities, LLC (“Trenwith”) and the Company (the “Trenwith Agreement”), Trenwith was granted certain rights, including the right to act as placement agent in connection with a subsequent private placement of the Company’s securities at fees which are mutually acceptable within a period of 24 months after the closing of the June 2007 financing. Trenwith believes that it had the right to act as placement agent with respect to the Offering and has threatened to bring proceedings against the Company for alleged violation of its rights under the Trenwith Agreement. The Company disputes these claims and intends to vigorously defend any lawsuit which Trenwith may commence.

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

Our business is conducted through our wholly-owned PRC based operating subsidiaries, Deli Solar (Bazhou) and Deli Solar (Beijing) and our recently acquired indirect majority owned subsidiary Tianjin Huaneng Group Energy Equipment Co., Ltd. (“Tianjin Huaneng”) and indirect subsidiary Shenzhen PengSangPu Solar Industrial Products Corporation (“SZPSP”).

The Company has two reportable segments namely solar heater/boiler related products and heat pipe related products. The solar heater/boiler related products are mainly sold by Deli Solar (Bazhou) while the heat pipe related products are energy-savings projects sold by Tianjin Huaneng.

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

SZPSP is principally engaged in the manufacture of solar hot water systems for commercial use. Its customers include factories, hospitals, schools and hotels. SZPSP’s solar energy products include flat plate solar collectors, solar water heater systems, central solar water heater system and solar energy photovoltaic technology, etc.

Approximately 34% of our sales revenues for the three month period ended March 31, 2008 were derived from sales of our solar water heaters and boiler related products and approximately 66% derived from sales of heat pipe related products.

Approximately 88% of our sales revenues for the three month period ended March 31, 2008 were derived from sales made to PRC based customers. Approximately 12% of our sales revenues were derived from the international market (8% from Singapore and 4% from Taiwan) all of which were sales of heat pipe related products made by Tianjin Huaneng.

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

SZPSP is principally engaged in the manufacture of solar hot water systems for commercial use. Its customers include factories, hospitals, schools and hotels. SZPSP’s solar energy products include flat plate solar collectors, solar water heater systems, central solar water heater system and solar energy photovoltaic technology.

Cash Purchase Price: $4,087,832 (RMB 28,800,000) of the purchase price was paid in cash. This cash portion was based on an appraisal of SZPSP. The three shareholders agreed to loan the cash portion back to SZPSP to be used as working capital. Fifty (50%) of the principal amount of this loan is required to be repaid within one year of entry of the complementary agreement and the remaining balance is required to be paid off within two years.

Stock Purchase Price. In addition to the cash portion of the purchase price, the parties agreed to an additional consideration of RMB 20 million (approximately $2,839,458) to represent the agreed-upon value of SZPSP’s intangible assets. The purchase price for these intangible assets is required to be paid 1,419,729 shares of our common stock (based on the average closing price of the common stock for the 30 days immediately preceding the execution of the Complementary Agreement (the “Share Price”), provided that if on March 31, 2009 (the first anniversary of the closing) the common stock price is lower than the Share Price, the Company will pay the difference. Fifty percent (50%) of these shares are transferable and unrestricted after March 31 2009 and the remaining fifty percent (50%) transferable after March 31, 2010. The shares are required to be transferred to SZPSP within 180 days of the closing.

Warrants. In addition, as part of the purchase price the sellers were issued five year warrants to purchase 141,973 shares of common stock at an exercise price of $2.50 per share (subject to adjustment).

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Sales Revenues

An analysis of the Company’s revenues and gross profits for each segment are as follows:

	Three months ended March 31,
	2008	2007
Revenue:
Solar Heater/Boiler related products	$2,829,815	$2,995,863
Heat Pipe related products	5,470,261

	$8,300,076	$2,995,863

	Three months ended March 31,
	2008	2007
Gross profit:
Solar Heater/Boiler related products	$574,893	$746,948
Heat Pipe related products	1,880,167

	$2,455,060	$746,948

Overall: Sales revenues for the three months ended March 31, 2008 were $8,300,076 as compared to $2,995,863 for the same period last year, an increase of $5,304,213 or 177% compared to the same period in the prior year. The overall increase in sales is primarily attributed to the acquisition of Tianjin Huaneng and the commencement of sale by us of its heat pipe related products.

Solar Heater/Boiler Related Products: Sales revenues for these products for the three months ended March 31, 2008 were $2,829,815 as compared to $2,995,863 for the same period last year, a decrease of $166,048, or 5.5%, compared to the same period in the prior year. The decrease in sales of solar heaters and boiler related products was a result of lower prices and lower sales volume resulting from increased competition in the solar heater segment. We expect price competition to continue for the remainder of 2008 and as a result we expect lower sales volume to continue.

Heat Pipe Related Products: Sales revenues for the three months ended March 31, 2008 were $5,470,261 compared to nil for the same period last year. The sales of heat pipe related products are attributed to the acquisition of Tianjin Huaneng completed in July 1, 2007 and our commencement to sell heat pipe related products.

Gross Profit

Overall: Gross profit for the three months ended March 31, 2008 was $2,455,060, an increase of $1,708,112, or approximately 229%, as compared to $746,948 for the three months ended March 31, 2007. Our gross margin (gross profit as a percentage of sales) in the first three months in 2008 was approximately 30% compared to approximately 25% in the same period last year. This is primarily due to the increase in the volume of sales of higher margin products such as heat pipe related products due to the acquisition of Tianjin Huaneng.

Solar Heater/Boiler Related Products: Gross profit was $574,893, a decrease of $172,055 or 23% compared to the same period in the prior year. The decrease in gross profit is caused by lower sales prices caused by increased price competition. Gross margin in the first three months of 2008 was approximately 20% compared to the approximately 25% in the same period last year. We expect price competition to continue for the remainder of 2008 and as a result we expect gross profit and gross margin on these products to continue to decrease.

Heat Pipe Related Products: Sales revenues for the three months ended March 31, 2008 were $5,470,261 compared to nil for the same period last year. The sales of heat pipe related products are attributed to the acquisition of Tianjin Huaneng completed in July 1, 2007 and our commencement of the sale of their products.

Operating Expenses

Overall: Operating expenses for the three months ended March 31, 2008 were $1,253,383, as compared to $473,323 for the same period in 2007, an increase of $780,060 or 164%. The overall increase in operating expenses was primarily due to the acquisition of Tianjin Huaneng as well as increased marketing and advertising activities and the selling expenses detailed below.

Depreciation and amortization expense increased to $149,167 or 322% from $35,336 for the same period last year. The increase was mainly due to an increased depreciation and amortization expense of $109,066 as a result of the acquisition of Tianjin Huaneng as well as increased depreciation expense of $40,101 as a result of new equipment used.

Selling and distribution expense increased to $502,563, or 1041%, from $44,030 for the same period last year. The increase was mainly due to increased expenses incurred on the development of sales network and training programs. Selling expenses consisted of distribution and transportation expenses ($143,278), agency administration expenses ($220,697) and after sales service $(138,588), such as expenses for installation and replacements.

Solar Heater/Boiler Related Products:

Operating expenses for the three months ended March 31, 2008 were $458,489 compared to $473,323 for the same period in 2007, a decrease of $14,834, or approximately 3.1%. The decrease in operating expenses was primarily due to decreased expenses is explained below.

Depreciation and amortization expense increased to $40,101 or 13% from $35,336 for the same period last year. The additional expense was incurred by Deli Solar (Bazhou) in connection with manufacturing property which it began using at the end of 2007.

Selling and distribution expense increased to $144,484 or approximately 228%, from $44,030 for the same period last year. The increased expense was used to develop the existing and new distribution network and increase and train more sales force.

General and administrative expense decreased to $273,904, or 30%, from $393,957 for the same period last year. General and administrative expenses mainly include advertising expenses, salaries and benefits of management, imbursements of business travel expenses, office expenses and other general and administrative expenses. Advertising expenses for the three months ended March 31, 2008 were $152,221 as compared to $141,474 for the same period last year, an increase of $10,747, or approximately 8%. The increase in advertising expense was a result of our emphasis on advertising to increase product awareness, branding and sales. Management believes strengthening marketing is an effective method to increase market share in the face of severe competition. Other general and administrative expenses for the three months ended March 31, 2008 were $121,683 (including office expense ($34,185), salary and benefits ($66,034), reimbursements of business travel expense ($14,000) and miscellaneous payments ($7,464)), compared to $252,483 for the same period last year, a decrease of $130,800 or approximately 52%, resulting mainly from a decrease reimbursements of business travel expenses during the year.

Income from Operations

Overall

Income from operations for the three months ended March 31, 2008 was $1,201,677, an increase of $928,052 or approximately 339% as compared to $273,625 for the three months ended March 31, 2007. The increased income was due to the increased sales revenue attributable to the acquisition of Tianjin Huaneng and our commencement of the sale of their products.

Solar Heater/Boiler Related Products:

Income from operations for the three months ended March 31, 2008 was $157,425, a decrease of $116,200 or 42% as compared to $273,625 for the three months ended March 31, 2007. The decrease was due to decreased sales revenue from $2,995,863 to $2,829,815, resulting from lower sales prices and sales volume as a result of increased competition and increased operating costs from $2,706,746 to $2,949,137, resulting primarily from increases in supply cost and operating expenses explained above.

Heat Pipe Related Products: Income from operations for the three months ended March 31, 2008 was $1,197,607 compared to nil for the same period last year. The income from operations from this segment is attributed to the acquisition of Tianjin Huaneng completed on July 1, 2007.

Net Income

Overall Net income was $389,651 for the three months ended March 31, 2008, compared with $275,282 in the same period last year, an increase of $114,369 or approximately 41.5%. The increase was primarily due to the increased sales attributable to our acquisition of Tianjing Huaneng.

Solar Heater/Boiler Related Products: Net income was $132,941 for the three months ended March 31, 2008, compared with $275,282 in the same period last year, a decrease of $142,341 or approximately 52%. The decrease was primarily due to the decreased sales prices and volume arising from increased competition and increase operating costs.

Heat Pipe Related Products: Income from operations for the three months ended March 31, 2008 was $402,813 compared to nil for the same period last year. The income from operations from this segment is attributed to the acquisition of Tianjin Huaneng completed in July 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4,104,526 for the three months ended March 31, 2008, and net cash provided by our operating activities was $909,192 for the same period of 2007. The increase in net cash used by operations was mainly due to an increase in advances made to suppliers ($1,602,232) and increase in payments made to creditors ($2,502,295).

Net cash used in investing activities was $730,974 for the three months ended March 31, 2008, compared with $154,617 for the same period of 2007. The increase was due to the purchase of new facilities and assembly lines in connection with the Tianjin Huaneng acquisition.

Net cash provided by financing activities was $10,102,656 for the three months ended March 31, 2008, compared with nil for the same period of 2007. The increase was due to the purchase of 4,691,499 shares of common stock by the investors in our February 2008 private placement and the exercise of 75,000 warrants.

As of March 31, 2008, the Company did not have long term or short term debt.

As of March 31, 2008 we had cash and cash equivalents of $10,733,793. We intend to use our available funds to increase our working capital and to make additional acquisitions. We believe that our available funds will provide us with sufficient capital for the next twelve months. However, if we make acquisitions or establish additional production facilities, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure you that such funding will be available.

ACCOUNTS RECEIVABLE

During the three months ended March 31, 2008, accounts receivable decreased to $7,116,825 from $7,453,009 as of December 31, 2007, primarily due to our active collection efforts.

INVENTORY

Inventories as of March 31, 2008 increased to $4,065,773 from $3,875,658 as of December 31, 2007 principally because of our preparation for the second quarter of 2008 which is the peak selling season for all of our products.

OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments as of March 31, 2008 increased to $4,959,380 from $1,637,948 as of December 31, 2007. Other receivables and prepayments mainly consist of advances to suppliers, prepaid expenses and deposits.

CASH

Cash and cash equivalents increased to $10,733,793 at March 31, 2008 from $5,466,637 at December 31, 2007, primarily as a result of the receipt of net proceeds of $9,995,156 from our private placement of our common stock, and increased operational income resulting principally from our purchase of Tianjin Huaneng. In the foreseeable future, if further acquisitions occur, our cash may decrease.

ACCOUNTS PAYABLE

Accounts payable as of March 31, 2008 decreased to $1,254,717 from $2,111,028 as of December 31, 2007 primarily due to payments made to creditors under the term of credit agreements.

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of March 31, 2007 decreased to$6,906,468 from $8,552,452 as of December 31, 2007. The decrease is mainly contributed from decrease in accrued expenses, customer deposits, and other payable and deferred revenue.

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

b) Accounts Receivable and Allowance for Doubtful Accounts

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

c) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values. Property, plant and equipment are depreciated over their estimated useful lives.

Item 3AT. Controls and Procedures

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

At the conclusion of the three months ended March 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

As of the end of the period covered by this quarterly report, we have concluded that our internal controls over financial reporting are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.

Limitations on the Effectiveness of Internal Controls. Our management does not expect that our internal control over financial reporting will necessarily prevent all fraud and material error. Our internal controls over financial reporting are designed to provide reasonable assurance of achieving our objectives. We have concluded that our internal controls over financial reporting are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

10.14	Securities Purchase Agreement dated as of February 25, 2008 by and among the Company and the investors named therein (1)

10.15	Registration Rights Agreement dated as of February 25, 2008 by and among the Company and the investors named therein (1)

10.16	Make Good Escrow Agreement dated as of February 25, 2008 by and between the Company, the investors named therein, Roth Capital Partners, LLC and Tri-State Title & Escrow, LLC, as escrow agent, (1)

10.17	Escrow Agreement dated as of February 25, 2008 by and between the Company, Roth Capital Partners, LLC and Tri-State Title & Escrow, LLC, as escrow agent (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K filed by the Company with the SEC on March 3, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Solar & Clean Energy Solutions, Inc.
(Registrant)

Date: May 15, 2008	/s/ Deli Du
Deli Du
Chief Executive Officer and President (principal executive officer)

Date: May 15, 2008	/s/ Yihai Yang
Yihai Yang
Acting Chief Financial Officer
(principal financial officer and accounting officer)