Form 10-Q/A
period 2008-03-31
China Solar & Clean Energy Solutions, Inc.
filed 2008-05-16
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission File No. 000-12561

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-3819300
(State or other jurisdiction of incorporation)	I.R.S. Employer Identification Number

Building 3
No. 28 Feng Tai North Road,
Beijing China 1000071
(Address of principal executive offices)

(011) 86-10-63850516
(Registrant's telephone number, including area code)

Deli Solar (USA), Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The number of shares of the issuer’s common stock, $.001 per share, outstanding at May 9, 2008 was 13,507,901.

EXPLANATORY NOTE

We are filing this amendment due to the fact that on May 15, 2008 we erroneously filed our periodic report for the period ended March 31, 2008 on a Form 10-QSB rather than a Form 10-Q and to correct certain typographical errors in that filing.

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Currency expressed in United States Dollars (“US$”))
(Unaudited)

	For the three months ended March 31,
	2008	2007

Revenue, net	$8,300,076	$2,995,863

Cost of revenue	5,845,016	2,248,915

Gross profit	2,455,060	746,948

Operating expenses:
Depreciation and amortization	149,167	35,336
Selling and distribution	502,563	44,030
General and administrative	601,653	393,957

Total operating expenses	1,253,383	473,323

Income from operations	1,201,677	273,625

Other income (expenses):
Other income	41,090	1,657
Interest expense	(33,838)	-

Total other income (expenses)	7,252	1,657

Income before income taxes and minority interest	1,208,929	275,282

Income tax expense	346,263	-
Income before minority interst	862,666	275,282

Minority interests	473,015	-

NET INCOME	$389,651	$275,282

Net income per share - basic	$0.05	$0.04

Net income per share - diluted	$0.03	$0.04

Weighted average shares outstanding - basic	8,009,713	6,205,290

Weighted average shares outstanding - diluted	15,284,770	6,205,290

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(4,104,526)	909,192

Cash flows from investing activities:
Purchase of property, plant and equipment	(730,974)	(154,617)

Net cash used in investing activities	(730,974)	(154,617)

Cash flows from financing activities:
Private placement sale of common stock	9,995,156
Warrant exercise of common stock	107,500	-

Net cash (used in) provided by financing activities	10,102,656	-

Foreign currency translation adjustment	-	27,551

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,267,156	782,126

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,466,637	3,212,065

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,733,793	$3,994,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$31,978	$-
Cash paid for interest expenses	$33,838	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 4T. Controls and Procedures

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Solar & Clean Energy Solutions, Inc.
(Registrant)

Date: May 16, 2008	/s/ Deli Du
Deli Du
Chief Executive Officer and President (principal executive officer)

Date: May 16, 2008	/s/ Yihai Yang
Yihai Yang
Acting Chief Financial Officer
(principal financial officer and accounting officer)