Form 10-Q
period 2008-06-30
China Solar & Clean Energy Solutions, Inc.
filed 2008-08-14
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

The number of shares of the issuer’s common stock, $.001 per share, outstanding at August 11, 2008 was 14,179,721.

Item 1.  Financial Statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,689,173	$5,466,637
Accounts receivable, net	9,262,801	7,453,009
Inventories	6,256,439	3,875,658
Other receivables and prepayments	5,865,320	1,637,948

Total current assets	28,073,733	18,433,252

Property, plant and equipment, net	12,191,828	8,819,216
Goodwill	4,705,591	1,789,324
Intangible assets, net	1,673,660	1,597,921
Customer relationships, net	1,072,500	-
Intellectual property – unpatented technology, net	916,500	-
TOTAL ASSETS	$48,633,812	$30,639,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,831,368	$2,111,028

Income tax payables	1,538,863	1,108,433

Other payables and accrued liabilities	10,158,585	8,552,452

Total current liabilities	13,528,816	11,771,913

Deferred tax liabilities	265,664	-

Minority interests	1,879,303	935,825

Stockholders’ equity:
Convertible preferred stock: par value $0.001; 25,000,000 shares authorized, 638,082 (unaudited) and 1,774,194 shares issued and outstanding, respectively	638	1,774
Common stock, $0.001 par value; 66,666,667 shares authorized; 13,527,630 (unaudited) and 6,205,690 shares issued and outstanding, respectively	13,527	6,205
Additional paid-in capital	22,288,728	9,260,607
Accumulated other comprehensive income	1,642,153	1,134,270
Retained earnings	9,014,983	7,529,119

Total stockholders’ equity	32,960,029	17,931,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,633,812	$30,639,713

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue, net	$18,630,198	$9,418,160	$26,930,274	$12,414,023

Cost of revenue	14,173,216	7,490,129	20,018,232	9,739,044

Gross profit	4,456,982	1,928,031	6,912,042	2,674,979

Operation Expenses
Depreciation and amortization	132,216	35,630	281,383	70,966
Selling and distribution	1,118,041	237,502	1,620,604	281,532
General and administrative	1,155,736	870,084	1,757,389	1,264,041
Total operating expenses	2,405,993	1,143,216	3,659,376	1,616,539

Income from operations	2,050,989	784,815	3,252,666	1,058,440

Other income (expenses):
Other income	25,741	-	66,831	-
Interest income	1,638	78	1,638	1,735
Other expense	(45,266)	-	(45,266)	-
Interest expense	(109,858)	(97)	(143,696)	(97)
Total other (expense) income	(127,745)	(19)	(120,493)	1,638

Income before income taxes	1,923,244	784,796	3,132,173	1,060,078
Income tax expenses	441,015	137,976	787,278	137,976
Minority interest	386,016	-	859,031	-

NET INCOME	$1,096,213	$646,820	$1,485,864	$922,102

Computation of income available to common stockholders:
Net Income	$1,096,213	$646,820	$1,485,864	$922,102
Preferred stock beneficial conversion	-	(975,807)	-	(975,807)
NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$1,096,213	$(328,987)	$1,485,864	$(53,705)

Net income (loss) per share – basic	$0.08	$(0.05)	$0.14	$(0.01)

Net income per share – diluted	$0.07	$(0.05)	$0.11	$(0.01)

Weighted average shares outstanding – basic	13,075,468	6,205,290	10,612,185	6,205,290

Weighted average shares outstanding – diluted	15,584,542	6,205,290	13,006,396	6,205,290

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(3,237,938)		$294,938

Cash flows from investing activities:
Acquisition of SZPSP, net of cash acquired	(3,916,212)		-
Purchase of property, plant and equipment	(2,033,562)		(374,030)

Net cash used in investing activities	(5,949,774)		(373,030)

Cash flows from financing activities:
Proceeds from private placement sale of stock	9,995,156		-
Proceeds from warrants exercised	107,500		-

Net cash (used in) provided by financing activities	10,102,656		2,501,080

Foreign currency translation adjustment	307,592		77,450

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,222,536		2,499,438

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,466,637		3,212,065

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,689,173		$5,711,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$199,025		$-
Cash paid for interest expenses	$143,696		$97

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock for acquisition of SZPSP	$2,839,458		$-
Issuance of warrants for the acquisition of SZPSP	$92,193		$-
Preferred share converted	$1,136	$

See accompanying notes to condensed consolidated financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other		Total
	No. of shares	Par value	No. of shares	Par value	paid-in capital	comprehensive income	Retained earnings	stockholders’ equity
Balance as of December 31, 2007	1,774,194	$1,774	6,205,290	$6,205	$9,260,607	$1,134,270	$7,529,119	$17,931,975
Shares issued for private placement, net of offering costs of $1,264,451 in cash and $541,695 in warrants.	-	-	4,691,499	4,691	9,990,465	-	-	9,995,156
Shares issued for the acquisition of subsidiary at fair value	-	-	1,419,729	1,420	2,930,231	-	-	2,931,651
Warrant exercised	-	-	75,000	75	107,425	-	-	107,500
Preferred share converted	(1,136,112)	(1,136)	1,136,112	1,136	-	-	-	-
Comprehensive income:
Net income for the year	-	-	-	-	-	-	1,485,864	1,485,864
Foreign currency translation adjustment	-	-	-	-	-	507,883	-	507,883

Balance as of June 30, 2008	638,082	$638	13,527,630	$13,527	$22,288,728	$1,642,153	$9,014,983	$32,960,029

See accompanying notes to condensed consolidated financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007

The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2008 or for any future period.

There is no provision for dividends for the quarter to which this quarterly report relates .

2.	ORGANIZATION AND BUSINESS BACKGROUND

China Solar & Clean Energy Solutions, Inc. (“China Solar”), formerly known as Deli Solar (USA) Inc. was incorporated in the State of Nevada on March 21, 1983 as Meditech Pharmaceuticals, Inc. (“Meditech”). In late 2004, the Board of Directors of Meditech contemplated a strategic reorganization with Deli Solar Holding Ltd., a corporation organized in the British Virgin Islands (“Deli Solar (BVI)”). In contemplation of the reorganization, the Board of Directors resolved to spin off Meditech’s drug development business to the shareholders of Meditech of record on February 17, 2005, through a pro rata distribution in the form of a stock dividend. The spin-off was completed on August 29, 2005. The acquisition of Deli Solar (BVI) was accounted for as a recapitalization of Deli Solar (BVI).

Deli Solar (BVI) was formed in June 2004. On August 1, 2004, Deli Solar (BVI) purchased Bazhou Deli Solar Energy Heating Co., Ltd. (“Deli Solar (Bazhou)”), a corporation duly organized under the laws of the People’s Republic of China (“PRC”) from Messrs. Deli Du, Xiao’er Du, and Xiaosan Du for RMB 6,800,000. As a result of this transaction, Deli Solar (Bazhou) became a wholly-foreign owned enterprise (“WFOE”) under PRC law on March 30, 2005. This acquisition was accounted for as a transfer of entities under common control.

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

On April 1, 2008, Beijing Deli Solar Technology Development Co., Ltd (“Deli Solar (Beijing)”) acquired 100% of Shenzhen Pengsangpu Solar Industrial Products Corporation (“SZPSP”), which is engaged in the re-sale of energy-saving related heating products such as heat pipes, heat exchangers, pressure water boilers, solar energy heaters and raditors.

China Solar, Deli Solar (BVI), Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing), Tianjin Huaneng and SZPSP are hereinafter referred to as (“the Company”).

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In 2008, the Securities and Exchange Commission (the “SEC”) adopted rule amendments that replace the category of “Small Business Issuers” with a broader category of “Smaller Reporting Companies.” Under these rules, a “Smaller Reporting Company” is a company with a public float of less than $75,000,000 (measured at end of Q2). Companies that meet this definition are able to elect “scaled disclosure standards” on an item-by-item or “a-la-carte” basis. With this change, the SEC has streamlined and simplified reporting for many companies, and has not added any significant disclosure requirements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51, or SFAS No. 160” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

4.	BUSINESS ACQUISITION

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

Under the agreements, Deli Solar (Beijing) agreed to purchase the 100% equity interest of SZPSP from its three shareholders. $4,087,832 (RMB 28.8 million) of the purchase price was payable in cash. The three shareholders of SZPSP agreed to loan the cash proceeds back to SZPSP interest free to be used for working capital. Fifty (50%) of the principal amount of the loan is required to be paid prior to March 31, 2009 and the remaining 50% balance is required to be paid prior to March 31, 2010. The three shareholders of SZPSP have not loan the cash proceeds back to SZPSP as of June 30, 2008.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The accounting date of the acquisition was April 1, 2008 and was accounted for under the purchase method. SZPSP results of operations for the three months ended June 30, 2008 have been included in consolidated financial statements. The acquisition of SZPSP will enable the Company to immediately begin leveraging its technology and engineering capabilities and expertise, and will significantly expand China Solar’s customer base and present a commercial and industrial market opportunity for solar water heaters in southern China.

The estimated aggregate purchase price was $7,019,483. Below is a summary of the total purchase price:

Cash	$4,087,832
Fair value of 1,419,729 common stock	2,839,458
Fair value of 141,973 warrants	92,193
Total purchase price	$7,019,483

Our purchase price allocation for the SZPSP acquisition was finalized on June 30, 2008. The following table represents the final purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of April 1, 2008
(Unaudited)
Cash and cash equivalents	87,316
Restricted cash	84,304
Accounts receivable, net	$510,269
Inventories	325,429
Net investment in sales-type leases	966,806
Prepayments and other receivables	217,606
Property, plant and equipment	1,275,287
Customer relationships	1,100,000
Intellectual property	1,250,000
Goodwill	3,055,769
Total assets acquired	$8,872,786

Short-team bank loan	710,668
Accounts payable	908,124
Deferred revenue	23,217
Accrued liabilities and other payables	211,294
Total liabilities assumed	1,853,303
Net assets acquired	$7,019,483

The $3,055,769 of goodwill was expected to be assigned to the solar heater/boiler related products segment and a new segment of energy-saving projects segment. The Company does not expect goodwill to be tax deductible in the PRC. Of the $2,350,000 of acquired intangible assets, $310,000 was assigned to in-process research and development which was written off during the six months ended June 30, 2008, $940,000 was assigned to existing intellectual property, and $1,100,000 was assigned to customer relationships. The acquired identifiable intangibles assets have a weighted-average amortization period totaling approximately 10 years and residual value totaling approximately $0.

The fair value of the IPRD was derived using a discounted cash flow method.  Management analyzed expected future revenues from product sales and thereafter based on the research and development being underway at the date of acquisition.  Technology feasibility was determined based on management review of the product life spans and also the rate of change in the industry. Based on the analysis management made assumptions as to the portion of product revenue going forward which would be derived from products based on current research and development.  The significant assumptions with respect to the percentage of revenues going forward from products based on IPRD are as outlined in the following table:

	2008	2009	2010	2011	2012
• Breakdown of Revenue – IPRD versus products	90%	80%	75%	70%	65%
• Existing products	10%	20%	25%	30%	35%
• IPRD	100%	100%	100%	100%	100%

Upon further review it was determined that certain R&D underway was later determined to not warrant completion and that future products based on the R&D were discontinued given the demand in the market.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The property, plant and equipment acquired consists of plant machinery and equipment, motor vehicles and leasehold improvements with estimated depreciable lives ranging from 6 to 50 years and residual value is 10% of the cost of assets.

The following unaudited pro forma financial information for the Company gives effect to the 2008 acquisition as if they had occurred on January 1, 2008. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

For the six months ended June 30, 2008

Pro forma revenues	$27,324,194
Pro forma net income	1,533,670

Pro forma earnings per common share — net income
Basic	$0.14
Diluted	$0.08

Weighted average common shares outstanding
Basic	$11,314,249
Diluted	$18,899,659

5.	BALANCE SHEET COMPONENTS

Inventories consisted of the following:

	As of June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
Raw materials	$2,035,446	$656,605
Consumables	-	5,359
Work-in-process	1,771,139	2,464,441
Finished goods	2,449,854	749,253

Inventories	$6,256,439	$3,875,658

Other receivables and prepayments consisted of the following:

	As of June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
Advance to suppliers	$1,170,384	$493,421
Prepaid expenses	956,648	249,598
Deposits	3,578,646	894,268
Other receivables	159,642	661

Other receivables and prepayments	$5,865,320	$1,637,948

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

6.	STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On February 29, 2008, the Company completed a private placement of 4,691,499 shares of common stock for an aggregate purchase price of approximately $11,300,000. The Company received $9,995,156 as net proceeds from this financing.

In connection with the private placement, the Company deposited 2,000,000 shares of common stock (“Make Good Shares”) into escrow and we are required to deliver (i) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2008 is less than $4.8 million; and (ii) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2009 is less than $8 million. As of June 30, 2008, the after-tax net income target of $4.8 million has not been met. In accordance with SFAS 128, Earnings Per Share, the 1,000,000 shares contingently issuable in 2008 were included in the diluted earnings per share calculation as the reporting period were treated as the end of the contingency period. The 1,000,000 shares contingently issuable in 2009 were not included in the diluted earnings per share calculation as the contingency provision is for the fiscal year ending December 31, 2009.

During the six months ended June 30, 2008, the Company issued 1,136,112 shares of common stock as part of the conversion of Series A Preferred Stock.

During the six months ended June 30, 2008, certain investors exercised their warrants to purchase an aggregate of 75,000 shares of common stock totaling $107,500.

Warrants Issued to Placement Agent

The Company issued a warrant (the "Warrant") to its placement agent in connection with its private placement in February 2008. The Warrant authorizes the agent to purchase 469,150 shares of its common stock at a fixed price ($2.88 per share), for a five-year period. The Warrant contains a cashless exercise provision which permits the placement agent, at its option, to exercise the Warrant without tendering the exercise price, in exchange for a reduced number of shares. The number of shares will be calculated according to an algebraic formula should the placement decide to opt to exercise the Warrant under the cashless provision. If the Company is sold during the exercise period (referred to as a "fundamental transaction" in the Warrant), the placement agent has the right to exercise its Warrant and thus participate in the proceeds from the sale the same as any other shareholder. These warrants are immediately exerciseable. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model. In calculating the fair value of the warrants, management used the closing price of the common stock on February 29, 2008, of $2.71 per share, plus the following assumptions:

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Risk free interest rate (%)	5.00%
Dividend yield (%)	0.00%
Expected life of warrant grants (years)	5 years
Expected volatility of warrant grants (%)	43.79%

The Company valued the warrants at US$1.155 per share, or $541,695 in aggregate, in accordance with SFAS 123R, which were recorded as offering costs which offset additional paid-in capital in the accompanying consolidated financial statements for the six months ended June 30, 2008.

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2008:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,555,559	$2.73	3.76 years	$354,839
Granted	611,123	2.79	5 years	633,888
Exercised	(75,000)	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and Exercisable at June 30, 2008	6,091,682	2.76	4.38 years	988,727

Registration Rights Agreement

In connection with the private placement the Company entered into a registration rights agreement with the investors on February 25, 2008 which requires us to file with the SEC a “resale” registration statement providing for the resale of (i) all of the 4,691,499 shares of common stock sold to the investors, (ii) the 2,000,000 “make good shares” and (iii) the 469,150 shares underlying the placement agent warrants (collectively, the “registrable securities”) for an offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act of 1933, as amended.

The Company agreed, among other things, to prepare and file an initial registration statement within 45 days of the closing date (i.e. April 14, 2008) to register for resale part of the registrable securities (other than the 2,000,000 make good shares and the 469,150 shares underlying the placement agent warrants) and to cause that registration statement to be declared effective by July 28, 2008.

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

The Company’s failure to meet this schedule and other timetables provided in the registration rights agreement could result in the imposition of liquidated damages. No liquidated damages will accrue on any registrable securities which the SEC has requested (due to the application of Rule 415) the Company to remove from the registration statement and the required effectiveness date for such securities will be tolled until such time as the Company are able to effect the registration of those securities in accordance with any SEC restrictions.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

On February 29, 2008, the Company completed a private placement of 4,691,499 shares of the common stock for price per share of $2.40 or an aggregate purchase price of approximately $11,300,000. The Company received $9,995,156 as net proceeds from this financing.

On July 28, 2008, the Company incurred liquidated damages equal to $112,596 which represents 1% of $11,259,587 (the aggregate of investment amount by the investors) due to the fact that the Company failed to have the registration statement declared effective on or prior to that date. The liquidated damages continue to accrue per diem at the monthly rate of 1%. As of August 14, 2008, the Company has incurred an additional $50,850 in liquidated damages. Accordingly, as of August 14, 2008, the Company has incurred $163,446 in liquidated damages for failing to have the registration statement declared effective by July 28, 2007.

7.	INCOME TAXES

The Company is registered in the United States of America and has operations in three tax jurisdictions: the United States of America, British Virgin Island (“BVI”) and the PRC. The operations in the United States of America and British Virgin Island have incurred net operating losses for income tax purposes. The Company generated substantially all of its net income from the operation of its subsidiary in the PRC and is subject to the PRC tax jurisdiction. The Company has recorded an income tax provision for the three and six months ended June 30, 2008.

United States of America

China Solar was incorporated in the State of Nevada and is subject to the tax laws of United States of America. As of June 30, 2008, the operation in the United States of America incurred $362,933 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards will expire through 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $362,933 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company’s subsidiaries operating in the PRC are Deli Solar (Bazhou), Deli Solar (Beijing), Ailiyang, Tianjin Huaneng and SZPSP.

Of these subsidiaries Ailiyang, Tianjin Huaneng are domestically owned and subject to the Corporate Income Tax (“CIT”) governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 25%.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In March 2005, the Deli Solar (Bazhou) became a foreign investment enterprise. Hence, effective from the year ended 2005, Deli Solar (Bazhou) is entitled to a two-year exemption from enterprise income tax (which expired at the end of March 2007) and a reduced enterprise income tax rate of 15% for the following three years.

On July 25, 2006, SZPSP was classified as an Advanced Technology Enterprise in the PRC. The Company is exempted from CIT for the first two profit making years and then the CIT is reduced to 15% in the following three years.

In September 2006, the Deli Solar (Beijing) was founded as a foreign investment enterprise. Hence, effective from the year ended 2006, Deli Solar (Beijing) is entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 15% for the following three years.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The New CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Tianjin Huaneng is now is subject to CIT at a statutory rate of 25%. However, as foreign invested enterprises, Deli Solar (Bazhou), Deli Solar (Beijing) and SZPSP can continue to enjoy the lower CIT rate of 15% until their tax holiday expires.

The Company’s effective income tax rates for the six months ended June 30, 2008 and 2007 were 15% and 0% respectively. The Company’s effective income tax rate of 0% for the six months ended June 30, 2007 was due to an exemption from enterprise income tax provided by the PRC taxing authority during that period, as discussed above. For this reason there is no income tax expense recorded on our statement of income for the six months ended June 30, 2007.

8.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

During the six months ended June 30, 2007, the Company had three reportable segments namely (i) solar heater/boiler related products, (ii) heat pipe related products and (iii) energy-saving projects, under the management of Deli Solar (Bazhou), Tianjin Huaneng, and Shenzhne Pengsangpu, respectively.

During the three months ended March 31, 2008, the Company had two reportable segment namely (i) solar heater/boiler related products and (ii) heat pipe related products.

An analysis of the Company’s revenue and total assets are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue:
Solar Heater/Boiler related products	$9,996,713	9,418,160	$12,826,528	$12,414,023
Heat Pipe related products	5,847,069	-	11,317,330	-
Energy-saving projects	2,786,416	-	2,786,416	-

	$18,630,198	9,418,160	$26,930,274	$12,414,023

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Gross profit:
Solar Heater/Boiler related products	$2,045,428	$1,928,031	$2,620,321	$2,674,979
Heat Pipe related products	1,901,524	-	3,781,692	-
Energy-saving projects	510,030	-	510,029	-

	$4,456,982	$1,928,031	$6,912,042	$2,674,979

	June 30,	December 31,
	2008	2007
Total assets:
Solar Heater/Boiler related products	$18,277,522	$18,690,225
Heat Pipe related products	21,284,078	9,029,994
Energy-saving projects	6,653,407	-
Other segment	-	2,919,494
Corporate assets *	2,418,805	-

	$48,633,812	$30,639,713

Total goodwill:
Solar Heater/Boiler related products	$-	$-
Heat Pipe related products	1,649,822	1,789,324
Energy-saving projects	3,055,769	-

	$4,705,591	$1,789,324

Other segment in total revenue, gross profit, and assets refers to solar lighting products and sales of spare parts/components. The amount of other segment revenue, gross profit, and assets are less than 10% in each category and disclosed as an “all other” category in accordance with paragraph 21 of SFAS 131. There was no elimination or reversal of transactions between reportable segments.

* The types of items included in corporate assets are principally cash from the proceeds of the February 2008 private placement.

(b) Geographic information

The Company operates in the PRC and all of the company’s long lived assets are located in the PRC. In respect of geographical segment reporting, sales are based on the country in which the customer is located and total assets and capital expenditure are based on the country where the assets are located.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company’s operations are located in PRC, which is the main geographical area. The Company’s sales and total assets by geographical market are analyzed as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue:
PRC	$18,620,035	$9,418,160	$25,940,868	$12,414,023
Others	10,163	-	989,406	-

	$18,630,198	$9,418,160	$26,930,274	$12,414,023

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Gross profit:
PRC	$4,452,612	$1,928,031	$6,490,912	$2,674,979
Others	4,370	-	421,130	-

	$4,456,982	$1,928,031	$6,912,042	$2,674,979

	June 30,	December 31,
	2008	2007
Total assets:
PRC	$46,401,756	$29,107,727
Others	2,232,056	1,531,986

	$48,633,812	$30,639,713

9.	CONTINGENCY

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

10.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic and diluted net income per share calculation

Numerator:
Net income	$1,096,213	$646,820	$1,485,864	$922,102
Less: Preferred stock beneficial conversion	-	(975,807)	-	(975,807)
Net income (loss) available to common stockholders in computing basic net income per share and diluted net income per share	$1,096,213	$(328,987)	$1,485,864	$(53,705)

Denominator: - Weighted average ordinary shares outstanding	13,075,468	6,205,290	10,612,185	6,205,290
- Weighted average preferred stock outstanding	1,509,074	-	1,383,593	-
- Weighted average contingent shares outstanding	1,000,000	-	692,308	-
- Weighted average warrant shares outstanding	-	-	318,310	-
	15,584,542	6,205,290	13,006,396	6,205,290

Basic net income (loss) per share	$0.08	$(0.05)	$0.14	$(0.01)

Diluted net income (loss) per share	$0.07	$(0.05)	$0.11	$(0.01)

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Basic and diluted earnings per share for the three and six months ended June 30, 2007 were calculated in the same manner due to the loss from continuing operations available to common stockholders. Potential common shares underlying warrants of 389,277 and 194,639 for the three and six months ended June 30, 2007, respectively, were excluded from the diluted earnings per share calculation, as they were antidilutive.

For the three months ended June 30, 2008, warrants exercisable to 6,166,682 shares of common stock were excluded from the diluted earnings per share calculation as the average market price of the common stock during the period was more than the exercise price of the warrants, thereby making the warrants antidilutive under the treasury method.

For the six months ended June 30, 2008, warrants exercisable to 4,392,488 shares of common stock were exclude from the diluted earnings per share calculation as the average market price of the common stock during the period was more than the exercise price of the warrants, thereby making the warrants antidilutive under the treasury method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis ("MD&A") includes "forward-looking statements". All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the prospects for future acquisitions; the competition in the solar water heaters and boilers industry and the impact of such competition on pricing, revenues and margins; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel.

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

The Company has three reportable segments namely solar heater/boiler related products, heat pipe related products and energy-saving projects.

•	the solar heater/boiler related products are mainly sold by Deli Solar (Bazhou)
•	the heat pipe related products are mainly sold by Tianjin Huaneng
•	energy-savings projects are mainly sold by SZPSP.

Deli Solar (Bazhou), founded in 1997, designs, manufactures and sells renewable energy systems to produce hot water and for space heating in the PRC. Deli Solar (Bazhou)’s principal products are solar hot water heaters and multifunctional space heaters, including coal-fired boilers for residential use. Deli Solar (Bazhou) also sells component parts for its products and provides after-sales maintenance and repair services.

Deli Solar (Beijing), established during the second quarter of 2006, is principally engaged in the installation of large solar water heaters in construction projects in major cities in the PRC, including Beijing. However, so far there is nil revenue derived from Deli solar (Beijing).

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

Approximately 54% of our sales revenues for the three month period ended June 30, 2008 were derived from sales of our solar water heaters and boiler related products, approximately 31% derived from sales of heat pipe related products and 15% derived from sales of energy-saving projects.

Approximately 99.95% of our sales revenues for the six month period ended June 30, 2008 were derived from sales made to PRC based customers. Approximately 0.05% of our sales revenues were derived from the international market, all of which were sales of heat pipe related products made by Tianjin Huaneng.

Recent Developments

Additional Capital

February 2008 Private Placement

On February 25, 2008 we raised gross proceeds of approximately $11,300,000 in a private placement providing from the sale to investors of 4,691,499 shares of common stock at a price of $2.40 per share.

Acquisition of Shenzhen PengSangPu Solar Industrial Products Corporation

On April 1, 2008 Deli Solar (Beijing) completed the acquisition of 100% of the outstanding equity interests of SZPSP from its three shareholders. SZPSP was incorporated as a limited liability company under the laws of the PRC on September 23, 1993.

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

RESULTS OF OPERATIONS

The sales and operating income amounts related to the acquisition of Tianjin Huaneng Group Energy Equipment Co., Ltd are separately stated under Heat Pipe Related Products as this is now a separate product line of the company. We believe that presenting the operating results of this product line separately from other product lines results in greater clarity on the reasons for changes in operating results. In reference to the non-GAAP measures, we revised the disclosure to indicate that the results of the three product lines were separately shown to indicate the business reasons for the change in sales and operating results for the periods presented.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Sales Revenues

An analysis of the Company’s revenues and gross profits for each segment are as follows:

	Three months ended June 30,
Revenue	2008	2007
Solar water heaters/Boilers & Space heaters	$9,996,713		$9,418,160
Heat-pipe related products	$5,847,069	$
Energy-saving projects	$2,786,416	$
	$18,630,198		$9,418,160

Overall: Sales revenues for the three months ended June 30, 2008 were $18,630,198 as compared to $9,418,160 for the same period last year, an increase of $9,212,038 or 98% compared to the same period in 2007. The overall increase in sales is primarily attributed to the acquisitions of Tianjin Huaneng and SZPSP. Our organic sales growth for the second quarter of 2008 was 6%.

Solar Heater/Boiler Related Products : Sales revenues for these products for the three months ended June 30, 2008 were $9,996,713 as compared to $9,418,160 for the same period last year, a increase of $578,553, or 6%. The increase in sales of solar heaters and boiler related products was a result of higher sales volume resulting from sales promotion in the solar heater segment. The decrease in average selling price was the result of increased competition. We had expected a decrease in sales of solar heaters and boiler related products due to lower prices and lower sales volume resulting from increased competition in the solar heater segment. We expect price competition to continue for the remainder of 2008.

Heat Pipe Related Products: Sales revenues for the three months ended June 30, 2008 were $5,847,069 compared to nil for the same period last year. The sales of heat pipe related products are attributed to the acquisition of Tianjin Huaneng completed in July 1, 2007 and our commencement to sell heat pipe related products.

Energy saving projects: Sales revenues for the three months ended June 30, 2008 were $2,786,416 compared to nil for the same period last year. The sales of energy saving projects are attributed to the acquisition of SZPSP completed in April 1, 2008.

Gross Profit

	Three months ended June 30,
Gross Profit	2008	2007
Solar water heaters/Boilers & Space heaters	$2,045,428	$1,928,031
Heat-pipe related products	$1,901,524	$-
Energy-saving projects	$510,030	$-
	$4,456,982	$1,928,031

Overall : Gross profit for the three months ended June 30, 2008 was $4,456,982 an increase of $2,528,952 or approximately 131%, compared to $1,928,031 for the three months ended June 30, 2007. Our gross margin (gross profit as a percentage of sales) in the second quarter of 2008 was approximately 24% compared to approximately 20% in the same period last year. This is primarily due to the increase in the volume of sales of higher margin products such as heat pipe related products due to the acquisition of Tianjin Huaneng. The 24% gross margin for three months ended June 30, 2008 decreased from 30% for the prior quarter was mainly due to the changes in our sales structure, which means that the sales of heat-pipe related products (which has higher gross margin) was 31%, down from 66% for the prior quarter.

Solar Heater/Boiler Related Products: Gross profit was $2,045,428 an increase of $117,397 or 6% compared to the same period in the prior year. The increase in gross profit is caused by increased revenue due to increased sales volume. However, sales prices decreased slightly. Gross margin for the three month period ended June 30, 2008 was approximately 20% compared to approximately 20% in the same period last year. We expect price competition to continue for the rest of 2008 and as a result we expect gross profit and gross margin on these products to decrease for the rest of 2008.

Heat Pipe Related Products: Gross profit for the three months ended June 30, 2008 was $1,901,525 compared to nil for the same period last year.  Gross profit of heat pipe related products is attributed to the acquisition of Tianjin Huaneng completed in July 1, 2007 and our commencement of the sale of their products. Gross margin (gross profit as a percentage of sales) on these products in the second quarter of 2008 was approximately 33 % compared to 34% for the first quarter.

Energy saving projects: Gross profit for the three months ended June 30, 2008 was $510,030 compared to nil for the same period last year. Gross profits of energy saving projects are attributed to the acquisition of SZPSP completed in April 1, 2008. Gross margin (gross profit as a percentage of sales) on these products in the second quarter of 2008 was approximately 18%.

Operating Expenses

Operating expenses for the three months ended June 30, 2008 were $2,405,993 as compared to $1,143,216 for the same period in 2007, an increase of $1,262,777 or 110%. The overall increase in operating expenses was primarily due to the acquisitions or Tianjin Huaneng and SZPSP as well as increased sales and marketing expenses detailed below.

Depreciation and amortization expense increased to $132,216 or 271% from $35,630 for the same period last year. The increase was mainly due to an increased depreciation and amortization expense of $83,732 as a result of the acquisition of Tianjin Huaneng and SZPSP as well as increased depreciation expense of $12,854 as a result of new equipment used.

Selling and distribution expense increased to $1,118,041 or 371%, from $237,502 for the same period last year. The increase was mainly due to increased expenses incurred on the development of sales network and promotion programs. Selling expenses consisted of sales promotion expense ($233,656), travelling and transportation expenses ($364,501), agency administration expenses ($409,584) and after sales service ($110,300).

General and administrative expenses were $1,155,736 for the three months ended June 30, 2008 (or approximately 6.2% of sales) compared to $870,084 (or approximately 9.2% of sales) for the same period in 2007. The net increase of $285,652 was mainly due to the acquisition of Tianjin Huaneng and SZPSP which together had general and administrative expenses of $757,021.

General and administrative expenses include the advertising expenses and salaries and benefits described below.

Advertising expenses for the three months ended June 30, 2008 were $176,750 as compared to $518,619 for the same period in 2007, a decrease of $341,869 or approximately 66%. The decrease in advertising expense was a result of lower TV advertising. Management believes expensive advertising on TV is not the only effective method to increase market share in the face of severe competition. This year, we have focused more on print and internet advertising.

Salaries and benefits increased to $239,140 for the three months ended June 30, 2008 from $109,641 for the same period in 2007, an increase of $129,499 or 118%. The increase reflects both increased salaries and benefits and the number of management and employees as a result of the Tianjin Huanengand SZPSP acquisitions.

Solar Heater/Boiler Related Products:

Operating expenses for the three months ended June 30, 2008 were $924,140 compared to $1,143,216 for the same period in 2007, a decrease of $219,076, or approximately 19%. The decrease in operating expenses was primarily due to decreased general and administrative expenses explained below.

General and administrative expense decreased to $274,791, or 68%, from $870,084 for the same period last year. General and administrative expenses mainly include advertising expenses, salaries and benefits of management, business travel expenses, office expenses and other general and administrative expenses.

Advertising expenses for the three months ended June 30, 2008 were $108,936 as compared to $518,619 for the same period last year, a decrease of $409,683, or approximately 79%. The decrease in advertising expense was the result of our reduced advertising on TV and with more focus on print and internet advertising.

Other general and administrative expenses for the three months ended June 30, 2008 were $165,855 (including office expense ($57,410), salary and benefits ($67,420), business travel expense ($15,669) and miscellaneous payments ($25,356)), compared to $351,465 for the same period last year, a decrease of $185,610 or approximately 53%, resulting mainly from our increased focus on controlling our expenses.

Depreciation and amortization expense increased to $48,484, an increase of 12,854 or 36% from $35,630 for the same period last year. The additional expense was incurred by Deli Solar (Bazhou) in connection with manufacturing property which it began using at the end of 2007.

Selling and distribution expense increased to $600,865, or approximately 153%, from $237,502 for the same period last year. The increased expense was due to the development of new and existing distribution networks as well as additional sales promotion expenses.

Heat pipe related products:

Operating expenses for the three months ended June 30, 2008 were $852,810 compared to nil for the same period in 2007. The increase in operating expenses was primarily due to the acquisition of Tianjin Huaneng completed in July 1, 2007.
Operating expenses included selling expenses ($496,949), depreciation and amortization expenses ($64,286) and general and administrative expenses ($291,575).

Energy-saving projects:

Operating expenses for the three months ended June 30, 2008 were $505,119 compared to nil for the same period in 2007. The increase in operating expenses was primarily due to the acquisition of SZPSP completed in April 1, 2008.
Operating expenses included selling expenses ($20,227), depreciation and amortization expenses ($19,446) and general and administrative expenses ($465,446).

Income from Operations

Income from operations for the three months ended June 30, 2008 was $2,050,989 an increase of $1,266,174 or approximately 161% as compared to $784,815 for the three months ended June 30, 2007. The increased income was mainly due to the increased sales revenue attributable to the acquisition of Tianjin Huaneng and SZPSP and our commencement of the sale of their respective products.

Net Income

Net income was $1,096,213 for the three months ended June 30, 2008, compared with $646,820 in the same period last year, an increase of $449,393 or approximately 69%. The increase was primarily due to the increased sales attributable to our acquisitions of Tianjin Huaneng and SZPSP.

 Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Key Items during first six months of 2008

Significant financial items during the first six months of 2008 include:

☐	Completed acquisition of SZPSP.

☐	Overall net sales increased 117% to $26,930,274.

☐	Net income increased by 61% to $1,485,864

☐	Operating income increased by 207%

Sales Revenues

An analysis of the Company’s revenues for each segment follows:

	Six months ended June 30,
Revenue	2008	2007
Solar water heaters/Boilers & Space heaters	$12,826,528		$12,414,023
Heat-pipe related products	$11,317,330	$
Energy saving projects	$2,786,416	$
	$26,930,274		$12,414,023

Overall: Sales revenues increased to $26,930,274 during the first six months of 2008 as compared to $12,414,023 for the same period in 2007, an increase of $14,516,251 or 117%.

The overall increase in sales is the result of (i) the acquisitions of Tianjin Huaneng and SZPSP, which companies together contributed $14,103,746 to our sales revenues and (ii) our investment in marketing, sales promotion of our solar water heaters and the development of a more extensive sales distribution network for our solar water heaters and our boiler related products discussed below.

Solar Heater/Boiler Related Products: Sales revenues of this product segment during the first six months of 2008 increased to $12,826,528 from $12,414,023 for the same period in 2007, an increase of $412,505 or approximately 3%. Approximately $8.16 million were derived from sales of solar hot water heaters, a 3% increase from the same period in 2007; approximately $4.66 million was derived from sales of coal-fired boilers and space heating products, about a 3% increase as compared to the same period in 2007.

The increase in sales of solar heaters and boiler related products was a result of our investment in marketing and sales promotion and the development of a more extensive sales distribution network for these products. The increase in sales revenues was not associated with a one time event. The increase in sales is not the result of an increase in sales prices of our products but the result of increased sales volume. On the contrary the sales prices for our solar heater and boiler related products have been declining due to increased competition. Going forward we believe that the continued organic growth of revenue of this segment will be negatively impacted by increased competition in the solar heater segment which is causing us to lower our prices. We expect price competition to continue for the next year and we expect sales revenues on this product segment to increase slightly.

Heat Pipe Related Products: Sales revenues during the first six months of 2008 were $11,317,330 compared to nil for the same period last year. The sales of heat pipe related products are attributed to the acquisition of Tianjin Huaneng completed in July 1, 2007 and our commencement to sell heat pipe related products.

Energy saving projects: Sales revenues during the first six months of 2008 were $2,786,416 compared to nil for the same period last year. The sales of energy-saving projects are attributed to the acquisition of SZPSP completed in April 1, 2008 and our commencement to sell these products.

Gross Profit

	Six months ended June 30,
Gross Profit	2008	2007
Solar water heaters/Boilers & Space heaters	$2,620,321	$2,674,979
Heat-pipe related products	$3,781,692	$-
Energy-saving projects	$510,029	$-
	$6,912,042	$2,674,979

Overall: Gross profit during the first six months of 2008 was $6,912,042 compared to $2,674,979 for the same period last year. The increase in gross profit is the result of the acquisitions of Tianjin Huaneng and SZPSP, two companies together contributed $4,291,721 to our gross profit, accounting for 62% of our overall gross profit.

Gross margin (gross profit as a percentage of sales) during the first six months of 2008 was approximately 26% compared to approximately 22% in the same period in 2007. The profit margin during the first six months of 2008 increased over the same period in 2007 due to the acquisition of Tianjin Huaneng whose products have higher profit margins than our other products. The profit margins on our solar heaters have been falling because of market pressure to keep our prices competitive (down by 2% compared to the same period last year). We are facing severe price competition in the traditional solar water heater market. We expect price competition to continue through the end of 2008. As a result, we expect our gross profit margin for our solar water heaters to continue to decrease. However, we anticipate that Tianjin Huaneng’s energy saving boilers and environmental protection equipment will generate better gross profit margins to offset the decline in our profit margins for solar water heaters and residential boilers. The gross margin on the sale of the Tianjin Huaneng’s products was 33% during the first six months of 2008.

Solar Heater/Boiler Related Products: Gross profit was approximately $2,620,321 during the first six months of 2008, about a 2% decrease compared to the same period of prior year of approximately $2,674,979.

The decrease in gross profit is due to the decrease in sales price of products. The number of units sold actually increased. During the first six months of 2008, we sold approximately 63,134 solar water heaters and 50,113 boiler heaters compared to 53,220 solar water heaters and 45,320 boiler heaters in the same period in 2007.

Gross profit margin for this segment decreased slightly during the first six months of 2008 to 20.43% compared to the approximately 21.55% in the same period in 2007. The profit margins on our solar heaters have been falling because of increased competition causing us to lower our prices. We are facing severe price competition in the traditional solar water heater market. We expect price competition to continue through the end of 2008. As a result we expect gross profit margin for our solar water heaters to continue decrease. Accordingly, to deal with this trend management intends to invest more in R & D to develop a new high tech product and focus on flat-plate solar panels for commercial and industrial customers instead of traditional evacuated tube solar water heaters for residential customers. We are going to use the new high tech product (flat-plate solar panels) on energy saving projects and the revenue in the energy saving project segment is expected to be doubled in the next quarter with higher gross margin.

Heat Pipe Related Products: Gross profit on the sale of heat pipe related products was $3,781,692 which was attributed to the acquisition of Tianjin Huaneng. Gross margin (gross profit as a percentage of sales of these products) was approximately 33%. We anticipate that Tianjin Huaneng’s energy saving boilers and environmental protection equipment will generate better gross profit margins to offset the decline in our profit margins for solar water heaters and residential boilers.

Energy-saving projects: Gross profit on the sale of energy-saving projects was $510,029 which was attributed to the acquisition of SZPSP. Gross margin (gross profit as a percentage of sales of these products) was approximately 18%. However, we anticipate that SZPSP’s energy saving projects will generate better gross profit margins for the rest of the year and the following years, as we expect to sign more contracts with higher price and higher gross margin as a result of the excellent marketing of our products and brands.

Segment assets

Assets in solar heater were $18,277,522, about a 9% increase as compared to the same period in 2007 of approximately $18,690,225. The increase is in line with increase in sales generated from solar heater.

Assets in heat pipe were $21,484,078 compared with $9,029,994 balance in the same period in 2007, the increase was mainly due to acquisition of Tianjin Huaneng.

Assets in energy-saving project segment were $6,653,407 compared with nil balance in the same period in 2007; the increase was mainly due to acquisition of SZPSP.

Corporate assets were $2,418,805, principally referring to cash from the proceeds of the February 2008 private placement.

Operating Expenses

Operating expenses increased to $3,659,376 during the first six months of 2008 as compared to $1,616,539 for the same period in 2007. This represented an increase of $2,042,837 or about 126%. The overall increase in operating expenses was primarily due to the acquisition of Tianjin Huaneng and SZPSP (whose operating expenses together amounted to $2,152,823) as well as increased selling and distribution expenses described below.

Selling and distribution expenses increased to $1,620,604 from $281,532 for the same period in 2007 (or 6% of sales) an increase of $1,339,072, or 476%. These selling and distribution expenses consisted primarily of non cash sales promotion expenses ($233,656), traveling and transportation expenses ($507,779), and agency administration expenses ($630,281) and after sales services ($248,888). The increase in selling and distribution expenses was primarily the result of our acquisition of Tianjin Huaneng and SZPSP (whose selling and distribution expenses together were $875,255.)

General and administrative expenses were $1,757,389 during the first six months of 2008 (or approximately 6.53% of sales) compared to $1,264,041 (or approximately 10% of sales) for the same period in 2007. The net increase of $493,348 was mainly due to the acquisition of Tianjin Huaneng and SZPSP which together had general and administrative expenses of $1,054,770. This was offset by the decrease in general and administrative expenses by Deli Solar (Bazhou) of approximately $546,422.

General and administrative expenses include advertising expenses and salaries and benefits.

Advertising expenses during the first six months of 2008 were $349,030 as compared to $660,093 for the same period in 2007, a decrease of $311,063 or approximately 47%. The decrease in advertising expense was a result of lower advertising expenses incurred in TV advertising. Management believes expensive TV advertising is not the only effective method to increase market share in the face of severe competition. This year, we have been more focussed on print and internet advertising.

Salaries and benefits increased from $109,641 for the same period in 2007 to $385,151 during the first six months of 2008, an increase of $275,510 or 251% from the same corresponding period last year. The increase reflects both increased salaries and benefits level and increased employees as a result of the Tianjin Huaneng acquisition and SZPSP acquisition.

Depreciation and amortization expense during the first six months of 2008 increased by $210,417 to $281,383 or 297% from $70,966 for the same period in 2007. The increase was due to an increased depreciation and amortization expense of $192,798 as a result of the acquisition of Tianjin Huaneng and SZPSP as well as increased depreciation expense of $17,619 as a result of new equipment used.

Income from Operations

Income from operations during the first six months of 2008 was $3,252,666, an increase of $2,194,226 or 207% as compared to $1,058,440 for the same period in 2007. The increased operating income was due to the increased sales revenue and the acquisition of Tianjin Huaneng and SZSPS and our commencement of the sale of their respective products. As a percentage of sales, operating income was approximately 12% during the first six months of 2008 as compared to approximately 8.5% for the same period in 2007. Our organic operating income was $1,237,693 or approximately 10% of sales. The increase in operating income as a percentage of sales was substantially due to the increase in sales and controlling selling expenses during the six months ended June 30, 2008.

Net Income

Net income was $1,485,864 during the first six months of 2008, compared with $922,102 for the same period in 2007, an increase of $563,762 or approximately 61%. The increase was primarily due to increase in sales volume of the exiting products and increased sales attributable to our acquisition of Tianjin Huaneng.

Minority Interests

Minority interests increased $859,031 during the first six months of 2008 primarily due to share of profits by minority interests from consolidation with Tianjin Huaneng.
Minority interests shown on the balance sheet were $1,879,303 which refers to the equity interest of minority shareholders in Tianjin Huaneng as of June 30, 2008.

Income Taxes

We did not carry on any business or maintain any branch office in the United States during the the first six months of 2008 or the same period in 2007. Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses has been made.

Currently, Most PRC companies are subject to enterprise income tax at the rate of 25%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually. However, pursuant to the applicable laws and regulations in the PRC, Deli Solar (Bazhou), and Deli Solar (Beijing) as wholly foreign owned enterprises (“WFOEs”) in the PRC, are entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, after loss carry-forwards from the previous five years have been recovered. Since Deli Solar (Bazhou) was converted into a WFOE in March 2005, it enjoyed a two-year tax-exempt treatment in the PRC which ended on March 31, 2007. Since then it has been subject to 50% of its enterprise income tax from 2007 until 2010. Our direct subsidiary, Deli Solar (Beijing), had a net loss during the first six months of 2008. Consequently, it did not incur income tax. Tianjin Huaneng is domestically owned and subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 25%

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6,050,483 for the six months ended June 30, 2008, and net cash provided by our operating activities was $294,938 for the same period of 2007. The increase in net cash used by operations was mainly due to an increase in inventories ($2,380,781) and an increase in payments made in advance to suppliers ($4,227,372).

Net cash used in investing activities was $3,137,229 for the six months ended June 30, 2008, compared with $373,030 for the same period of 2007. The increase was due to the purchase of new facilities and assembly lines in connection with the SZPSP acquisition.

Net cash provided by financing activities was $10,102,656 for the six months ended June 30, 2008, compared with $2,501,080 for the same period of 2007. The increase was due to the purchase of 4,691,499 shares of common stock by the investors in our February 2008 private placement and the exercise of 75,000 warrants.

We believe that current cash will be sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. However, we need to require additional cash for further development of business, including any investments or acquisitions we may decide to pursue. However, we cannot assure you that such funding will be available.

Cash

Cash and cash equivalents increased to $6,689,173 at June 30, 2008 from $5,466,637 at December 31, 2007, primarily as a result of the receipt of net proceeds of $9,995,156 from our private placement of our common stock. We used $3.2 million on increasing our working capital and $5.9 million on increasing manufacturing facilities. We intend to use our available funds to increase our working capital and to make additional acquisitions. We believe that our available funds will provide us with sufficient capital for the next twelve months. However, if we make further acquisitions or establish additional production facilities, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure you that such funding will be available.

Accounts Receivable

During the six months ended June 30, 2008, accounts receivable increased to $9,262,801 from $7,453,009 as of January 1, 2008, primarily due to consolidation with SZPSP. SZPSP recorded $1,174,334 of accounts receivable. The majority of our each company’s sales are on credit terms in accordance with terms specified in the contracts governing the relevant transactions. We evaluate the need for an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the allowances for doubtful accounts during the first six months of 2008 were nil.

Inventory

Inventories as of June 30, 2008 increased to $6,256,439 from $3,875,658 as of December 31, 2007 principally because of consolidation with SZPSP, which recorded $1,153,785 of inventories as of June 30, 2008. In addition, Tianjin Huaneng increased its inventories from $3,016,025 to $7,151,837 due to increased purchases of raw materials for the next production season. The inventory mainly consists of finished goods waiting for transportation or installation.

Other Receivables and Prepayments

Other receivables and prepayments as of June 30, 2008 increased to $5,865,320 from $1,637,948 as of December 31, 2007. Other receivables and prepayments mainly consist of prepaid expenses and deposits.

Accounts Payable

Accounts payable as of June 30, 2008 increased to $1,831,368 from $2,111,028 as of December 31, 2008 primarily due to the payments made to creditors under the term of credit agreements.

Other Payables and Accrued Liabilities

Other payables and accrued liabilities as of June 30, 2008 increased to $10,158,585 from $8,552,452 as of December 31, 2008, primarily due to consolidation with SZPSP. The increase is mainly contributed from increase in accrued expenses, customer deposits, other payable, and taxes payable and deferred revenue.

 Item 4.  Controls and Procedures.

Management's Evaluation on the Effectiveness Of Disclosure Controls And Procedures

Our chief executive officer and chief financial officer have reviewed and continue to evaluate the effectiveness of our controls and procedures over financial reporting and disclosure (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control.

We made no changes to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Solar & Clean Energy Solutions, Inc.
(Registrant)

Date: August 14, 2008	/s/ Deli Du
Deli Du
Chief Executive Officer and President (principal executive officer)

Date: August 14, 2008	/s/ Yihai Yang
Yihai Yang
Acting Chief Financial Officer
(principal financial officer and accounting officer)