Form 10KSB/A
period 2007-12-31
China Solar & Clean Energy Solutions, Inc.
filed 2008-11-06
CIK 717588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-KSB/A
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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $37,072,346 for the fiscal year ended December 31, 2007.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock as quoted on the OTC Bulletin Board on October 24, 2008 of $ 1.10, was approximately $10,281,022.

The number of shares of common stock outstanding as of the close of business on October 24, 2008 was 15,799,450.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No: ☒

China Solar & Clean Energy Solutions, Inc.
Form 10-KSB/A
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

Currency

Unless otherwise noted, all currency figures in this filing are in U.S.dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the Renminbi). According to xe.com as of October 24, 2008, $1 = 6.8633 yuan.

ii

PART I

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) on Form 10-KSB/A is being filed to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Commission”) on April 10, 2008 (the “Original Report”), to
•	amend our audited financial statements for the fiscal year ended December 31, 2007; and
•	amend Item 8A(T), “Controls and Procedures.”

In addition, we are filing updated certifications pursuant to the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, and 32.1.

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

Appointment of Joe Levinson and Yihai Yang as Directors

Effective July 25, 2008, Messrs Joseph J. Levinson and Yihai Yang were appointed as directors of the Board of the Company (the “Board”). Mr. Levinson is qualified as an "independent director" as defined by the rules of the Nasdaq Stock Market and as a result of his appointment we have a majority of independent directors. At the same time, Mr. Levinson was also appointed as Chairman of the Audit Committee and Mr. Deli Du, the Chief Executive Officer of the Company, was appointed as Chairman of the Compensation Committee.

Resignation of Kevin Randolph as a Director

Effective July 25, 2008, Mr. Randolph resigned as a director to pursue other interests.  His resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Resignation of Mr. Jianmin Li as Chief Financial Officer and as a Director

Effective November 1, 2007, Mr. Jianmin Li resigned as our Chief Financial Officer to pursue other interests.  Mr. Li's resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.  Following his resignation as the Chief Financial Officer, Mr. Li continued to serve as a director until March 31, 2008 when he resigned as a director. Mr. Li's resignation as director was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Appointment of Gary Lam as Chief Financial Officer and Subsequent Resignation as Chief Financial Officer

Effective November 1, 2007, Mr. Gary Lam was appointed to serve as our Chief Financial Officer. Effective March 14, 2008, Mr. Lam resigned as our Chief Financial Officer to pursue other interests.  Mr. Lam’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Appointment of Yihai Yang as Acting Chief Financial Officer

Effective March 14, 2008, Mr. Yihai Yang was appointed to serve as our Acting Chief Financial Officer.

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

Quarter Ended	High	Low
03/31/2006	11	7.5
06/30/2006	11	11
09/30/2006	6.50	1.3
12/31/2006	2.50	0.7

03/31/2007	3.73	3.50
06/30/2007	2.60	1.81
09/30/2007	3.45	1.75
12/31/2007	4.50	2.40

03/31/2008	3.70	1.50
06/30/2008	2.36	1.36

As of October 24, 2008, the last reported sale price of our common stock was $1.10 per share.

Since the completion of the reverse merger, our common stock has traded sporadically and with high volatility. Consequently, our historical prices may not be an accurate indication of the future prices of our common stock.

Holders

As of October 24, 2008, there were 15,799,450 shares of our common stock issued and outstanding, and there were approximately 2,530 holders of record of our outstanding shares of common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

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

Attached as exhibits to this Form 10-KSB/A are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). This ‘‘Controls and Procedures’’ section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our ‘‘disclosure controls and procedures’’ (‘‘Disclosure Controls’’) as of the end of the period covered by this Form 10-KSB/A. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-KSB, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

The evaluation of our Disclosure Controls included a review of the Disclosure Controls’ objectives and design, the Company’s implementation of the Disclosure Controls, and their effect on the information generated for use in this Form 10-KSB/A. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our finance department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based on the Disclosure Controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-KSB/A, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information related to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal finance department.

Based on our assessment at that time, management concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

In view of the need for the restatement of our audited financial statements being included in this 10-KSB/A due to error in calculating diluted earnings per share management considered the impact this error has on the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures for the periods being restated. Management believes that the Company's internal controls over financial reporting and disclosure were effective, except for the error in the calculation of diluted earnings per share. The error in the calculation of diluted earnings per share was limited to (1) the calculation of the diluted earnings per share and (2) the review of that calculation resulting from the misapplication by the Company of the treasury stock and the “if converted” methods under SFAS No. 128.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include faulty judgments and breakdowns due to simple error or mistake. Controls can also be circumvented by individuals, by collusion, or by management override (whether such action is intentional or unintentional). The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors as of the date of this report are as follows:

Name	Position	Age

Deli Du	President, CEO and a director	43
Yihai Yang	Acting Chief Financial Officer, director	43
Zhaolin Ding	director	40
Zhenhang Jia	director	61
Joe Levinson	director	32

Our board of directors currently consists of five members. We also have an audit committee and a compensation committee. Misses Zhenghang Jia and Zhaolin Ding serve on both of those committees. The directors serve until our next annual meeting or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Effective March 14, 2008, Mr. Yihai Yung was appointed to serve as Acting Chief Financial Officer. Effective July 25, 2008, Mr. Yihai Yang was appointed as a director.

Under the terms securities purchase agreement entered into on June 13, 2007 with the investors in that financing, we were required, prior to July 13, 2007, to increase the size of our Board to five or seven and cause the appointment of a majority of the Board of Directors to be “independent directors,” as defined by the rules of the Nasdaq Stock Market. Prior to November 1, 2007 our Board consisted of four members two of whom were “independent.” Under the terms of the securities purchase agreement we are required to pay those investors liquidated damages equal to one percent (1%) per month of the purchase price of the then outstanding shares of Series A Preferred Stock, in cash or in Series A Preferred Stock at the option of the investors, based on the number of days that such obligation is not met beyond certain grace periods. Accordingly, we were delinquent by 110 days in meeting this obligation and we are required to pay the investors a total of $99,000 as of that date. Effective March 31, 2008 Mr. Jianmin Li resigned from our board of directors.

Effective July 25, 2008 Mr. Joseph J. Levinson was appointed as a director. Mr. Levinson is qualified as an “independent director” as defined by the rules of the Nasdaq Stock Market and as a result of his appointment we continue to have a majority of “independent directors,” as three of our directors, namely Mssrs. Ding, Jia and Levinson, are “independent directors” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

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

Yihai Yang, age 43, was appointed as our Acting Chief Financial Officer effective March 14, 2008 and as our director effective July 25, 2008. From September 2006 until the present Mr. Yang, served as Financial Controller of China Diagnostics Medical Corporation, a company engaged in the business of pharmaceutical research and development. From April 2005 to August 2006, Mr. Yang served as the Chief Financial Officer of Beijing Tanglewood Tour Development, Ltd., a company engaged in the business of real estate investment and development. From March 2000 to July 2003 Mr. Yang worked for CE Accountancy Ltd. as a project manager. In 1990 Mr. Yang graduated from Shenyang Industrial University with a BA in Financial Accounting and in March 2005, he obtained his Masters Degree in Finance and Accounting from London South Bank University.

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

Mr. Joseph J. Levinson, age 32, has served as Chief Executive Officer of Levinson Services Partnership, a U.S. consulting company, since March 2006. Mr. Levinson also serves as a director and Chairman of the audit committee of China Aoxing Pharmaceutical (CAXG), a publicly trade Florida corporation engaged in the research, development, manufacture, and marketing of various narcotics and pain management pharmaceutical products in generic and formulations in China. Mr. Levinson also serves as a director of China 3C (CHCG), a retailer and distributor of consumer and business products in China. From September 2006 through February 2007, he worked as the Chief Financial Officer of PacificNet, a NASDAQ listed company and a is a provider of gaming and mobile game technology worldwide with a focus on emerging markets in Asia, Latin America and Europe . From January 2006 to May 2007, Mr. Levinson worked for Global Pharmatech (GBLP) as Chief Financial Officer and a director. From October 2001 to December 2005, Mr. Levinson was a partner at Halo Equity Consulting Partnership, a Hong Kong private company. From December 2004 to January 2006, he worked at BOL Media, a PRC media company, as the Chief Financial Officer. Mr. Levinson is a certified public accountant. In December 1994, he graduated from State of University of New York at Buffalo with a B.S. Degree in Accounting and Finance.

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

SEC rules require disclosure in the Company’s Annual Report on Form 10-KSB/A of the failure of an executive officer, director or 10% beneficial owner to file such forms on a timely basis. Based upon a review of the filings made on their behalf during 2007, as well as an examination of the SEC's EDGAR system Form 3, 4, and 5 filings and the Company's records, the following table sets forth exceptions to timely filings:

Name	Reporting Event
Ardsley Partners and its affiliates (1)	Form 3 filed on June 12, 2008 reporting purchase of 1,666,500 shares on February 25, 2008.
Deli Du (2)	Form 4 to be filed reporting transfer of 315,604 shares on February 26, 2008.

(1)	These shares were purchased by affiliates of Ardsley as set forth below:

Name	Number of Shares
Ardsley Partners Fund II, L.P.	702,500
Ardsley Offshore Fund, Ltd.	491,500
Ardsley Partners Institutional Fund, L.P.	455,000
Marion Lynton	17,500

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

CODE OF ETHICS

On July 20, 2006, our Board adopted a Code of Ethics that applies to our executive offers and employees. We filed a copy of the Code of Ethics as exhibit 14 to our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006.

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

(1) Effective November 1, 2007, Mr. Kevin Randolph was appointed as a director. Under the terms of the securities purchase agreement, dated June 13, 2007, by and among Barron Partners, L.P. and two other investors, we were obligated to appoint independent directors to constitute the majority of the board. Mr. Randolph has not had any relationship with us (either as a partner, stockholder or employee) in the past three years and he is qualified as an independent director as defined by rules of the Nasdaq Stock Market. With Kevin Randolph appointed as a director we have a majority of independent directors. Mr. Randolph receives an annual director’s fee of $5,000, and he will be compensated with $5,000 for each full Board of Directors meeting held at Beijing, China and $2,500 for each board meeting by conference call. In addition, he is entitled to receive shares of our common stock at the amount of 0.36% of our total outstanding common stock to be vested monthly over three years. As of December 31, 2007, Mr. Randolph had earned 1,242 shares of common stock with a value of $4,285, based on a closing price on December 31, 2007 of $3.45. On July 25, 2008, Mr. Kevin Randolph resigned from his position as a director of the Company.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the voting securities by (i) any person or group with more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group, as of October 24, 2008.

Named and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Class (1)
5% Owners

David Gelbaum and Monica Chavez as trustees of The Quercus Trust, 2309 Santiago Drive Newport Beach, CA 92660 (2)	1,949,283	12.3%

Ardsley Partners (3)	1,666,500	10.5%

Executive Officers

Deli Du, President, CEO and director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	2,837,282	17.9%

Yihai Yang, Acting Chief Financial Officer No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0

Directors

Deli Du, President, CEO and director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	2,837,282	17.9%

Zhaolin Ding, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%

Jianmin Li, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%

Zhenhang Jia, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%

Joe Levinson, director 309 3rd Ave SE Ephrata, WA 98823-2245 (4)	0	0

Less that 1%.

(1)
As of October 24, 2008 we had 15,799,450 outstanding shares of common stock. In determining the percent of common stock owned by a stockholder on October 24, 2008, (a) the numerator is the number of shares of common stock beneficially owned by such stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the conversion of convertible securities or the exercise of warrants held by such stockholder, and (b) the denominator is the sum of (i) 15,799,450, the number of shares outstanding on October 24, 2008, and (ii) the total number of shares underlying the convertible securities and warrants, which such stockholders has the right to acquire within 60 days following October 24, 2008.

(2)	Based on information set forth in Amendment No 1. to a Schedule 13D filed on March 04, 2008.

(3)	These shares are held by affiliates of Ardsley as set forth below:

Name	Number of Shares
Ardsley Partners Fund II, L.P.	702,500
Ardsley Offshore Fund, Ltd.	491,500
Ardsley Partners Institutional Fund, L.P.	455,000
Marion Lynton	17,500

(4)
Mr. Randolph is entitled to receive common stock at the amount of 0.36% of our total outstanding common stock vested monthly over 3 years. As of October 24, 2008 Mr. Randolph was entitled to receive 3,236 shares.

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

3.2-1	Bylaws, is incorporated herein by reference to the registration statement on Form S-1 filed with the by the Company with the SEC in August 1983.

3.2-2	Amendment to Bylaws dated October 17, 2005, is incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 filed by the Company with the SEC on March 26, 2001.

4.1	Common Stock Specimen, is hereby incorporated by reference to the annual report on Form 10-KSB/A filed on April 17, 2006.

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

10.8	Waiver and Consent dated as of February 25, 2008 , is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed by the Company with the SEC on February 29, 2008.

14	Code of Ethics is incorporated by reference to Exhibit 14 to our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 filed by the Company with the SEC on April 11, 2007.

21.1	List of subsidiaries.

31.1	Certification of Deli Du pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Yihai Yang pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

Date: November 6, 2008	/s/ Deli Du
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

/s/ Deli Du	November 6, 2008
By: Deli Du, Director

/s/ Joseph Levinson	November 6, 2008
By: Joseph Levinson, Director

/s/ Zhaolin Ding	November 6, 2008
By: Zhaolin Ding, Director

/s/ Zhenhang Jia	November 6, 2008
By: Zhenhang Jia , Director

/s/ Yihai Yang	November 6, 2008
By: Yihai Yang, Director

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

As discussed in Note 17 to the consolidated financial statements, the Company has restated its 2007 consolidated financial statements.

/s/ Cordovano and Honeck LLP

Englewood, Colorado USA

March 28, 2008, except Note 11 - net income per share and Note 17 - restatement which are dated October 17, 2008.

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2007	2006	2005
	As adjusted and restated (Note 17)
Revenue, net	$37,072,346	$21,468,313	$15,577,447

Cost of revenue	28,772,078	16,842,994	11,868,459

Gross profit	8,300,268	4,625,319	3,708,988

Operating expenses:
Depreciation and amortization	282,822	154,946	14,631
Selling and distribution	827,839	459,746	256,634
General and administrative	4,003,973	2,800,015	2,117,920

Total operating expenses	5,114,634	3,414,707	2,389,185

Income from operations	3,185,634	1,210,612	1,319,803

Other income (expenses):
Other income	220,057	45,606	-
Interest expense	(65,481)	(16,717)	(20,829)

Total other income (expenses)	154,576	28,889	(20,829)

Income before income taxes	3,340,210	1,239,501	1,298,974

Income tax expense	(615,325)	-	-
Minority interests	(199,744)	-	-

NET INCOME	$2,525,141	$1,239,501	$1,298,974

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,549,334	$1,239,501	$1,298,974

Net income per share – basic	$0.25	$0.20	$0.23

Net income per share – diluted	$0.24	$0.18	$0.17

Weighted average shares outstanding - basic	6,205,290	6,205,290	5,732,616

Weighted average shares outstanding - diluted	6,396,697	6,957,876	7,558,335

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

The Company accounts for registration payment arrangement in accordance with FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2") which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and(2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained.

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

	Years ended December 31,
	2007	2006

Pro forma net sales	$46,937,497	$34,981,140
Pro forma net income	2,480,272	1,445,425

Pro forma earnings per common share — net income
Basic	$0.20	$0.23
Diluted	$0.17	$0.21

Weighted average common shares outstanding
Basic	12,316,518	6,205,290
Diluted	20,257,394	6,957,876

3.	ACCOUNTS RECEIVABLE, NET

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

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2007, 2006 and 2005:

	Years ended December 31,
	2007	2006	2005
	As adjusted and restated (Note 17)
Basic and diluted net income per share calculation

Numerator:
Net income	$2,525,141	1,239,501	1,298,974
Less: Preferred stock dividends	(975,807)	-	-
Net income available to common stockholders in computing basic and diluted net income per share	$1,549,334	$1,239,501	$1,298,974

Denominator: - Weighted average ordinary shares outstanding	6,205,290	6,205,290	5,732,616
- Weighted average preferred stock outstanding	-	-	-
- Weighted average warrant shares outstanding	191,407	752,586	1,825,719
	6,396,697	6,957,876	7,558,335

Basic net income per share	$0.25	$0.20	$0.23

Diluted net income per share	$0.24	$0.18	$0.17

For the year ended December 31, 2007, warrants to purchase 2,007,171 shares of common stock have been excluded from the diluted earnings per share calculation as the average market price of the common stock was less than the exercise price of the warrants, thereby making the warrants antidilutive under the treasury method. Convertible preferred stocks were also excluded from the denominator and the associated beneficial conversion was excluded from the numerator as the assumed conversion had an antidilutive effect.

For the years ended December 31, 2006 and 2005, there were no securities excluded from diluted earnings per share as none were antidilutive.

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

17.	RESTATEMENT ON CONSOLIDATED FINANCIAL STATEMENTS

 In April 2008, we filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to the sale by certain selling stockholders identified in the related prospectus of up to 5,160,649 shares of our common stock including 469,150 shares they may acquire on exercise of warrants. When reviewing our financial statements for inclusion in the prospectus, we became aware of an error in the calculation of diluted net income per share for the year ended December 31, 2007. We misapplied the treasury stock and the “if converted” methods under SFAS No. 128 and because of the error we identified, we have restated our historical financial statements for 2007 to record an increase of 10¢ in diluted net income per share.

This 10¢ per share adjustment was non-cash. The error had no impact on our reported assets, liabilities, equity, revenue, expenses or earnings. There was no cumulative effect on retained earnings or other components of equity in the balance sheet at December 31, 2007. It had no impact on basic earnings per share. Nor did it have any impact on cash or cash equivalents. It had no impact on prior year financial statements and, likewise, will have no impact on future financial statements.

The following table sets forth the income statement impact of the restatement:

	December 31, 2007
	As reported	Adjustment	As Restated

Diluted - Total weighted average shares outstanding	11,233,026	(4,836,329)	6,396,697

Diluted net income per share	$0.14	$0.10	$0.24

The impact of the restatement on the disclosures of earnings per share data is set forth in the table below:

	December 31, 2007
	As reported	Adjustment	As Adjusted
Denominator:
- Weighted average preferred stock outstanding	1,337,097	(1,337,097)	-
- Weighted average warrant shares outstanding	3,690,639	(3,499,232)	191,407
Diluted - Total weighted average shares outstanding	11,233,026	(4,836,329)	6,396,697

Diluted net income per share	$0.14	$0.10	$0.24