Form 10-Q
period 2008-09-30
China Solar & Clean Energy Solutions, Inc.
filed 2008-11-14
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding at November 14, 2008 was 15,799,450.

Item 1.  Financial Statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	F-1

Condensed Consolidated Statements of Operations And Comprehensive Loss for the three and nine months ended September 30, 2008 and 2007	F-2

Condensed Consolidated Statements of Cash Flows for the nine months ended September, 2008 and 2007	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September, 2008	F-4

Notes to Condensed Consolidated Financial Statements	F-5 - F-19

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Currency expressed in United States Dollars (“US$”), except for number of shares

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$4,647,387	$5,466,637
Accounts receivable, net	8,971,587	7,453,009
Inventories	6,746,185	3,875,658
Other receivables and prepayments	6,353,350	1,637,948
Total current assets	26,718,510	18,433,252

Plant and equipment, net	12,903,938	8,819,216
Goodwill	4,705,591	1,789,324
Intangible assets, net	2,450,084	1,597,921
Customer relationships, net	1,045,000	-
Intellectual property - unpatented technology, net	893,000	-
TOTAL ASSETS	$48,716,122	$30,639,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,875,042	$2,111,028
Income tax payables	1,538,863	1,108,433
Other payables and accrued liabilities	8,021,159	8,552,452
Total current liabilities	11,435,064	11,771,913

Long-term liabilities
Deferred tax liabilities	875,640	-
Minority interests	1,960,344	935,825

Stockholders’ equity:
Convertible preferred stock: par value $0.001, 25,000,000 shares authorized, 573,566 (unaudited) and 1,774,194 shares issued and outstanding, respectively	$574	$1,774
Common stock, $0.001 par value, 66,666,667 shares authorized, 13,599,450 (unaudited) and 6,205,690 shares issued and outstanding, respectively	13,599	6,205
Additional paid-in capital	22,303,913	9,260,607
Accumulated other comprehensive income	1,472,805	1,134,270
Retained earnings	10,654,183	7,529,119
Total stockholders’ equity	34,445,074	17,931,975
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,716,122	$30,639,713

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Currency expressed in United States Dollars (“US$”), except for number of shares
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue, net	$21,916,642	$12,629,636	$48,846,916	$25,043,660
Cost of revenue	17,050,868	10,078,609	37,069,100	19,817,653

Gross profit	4,865,774	2,551,027	11,777,816	5,226,007

Operation Expenses
Depreciation and amortization	$183,216	$82,731	$464,599	$153,697
Selling and distribution	1,440,357	583,166	3,060,961	864,698
General and administrative	719,601	532,137	1,602,809	987,093
Advertising	191,615	458,652	640,645	1,118,745
Salaries and benefit	242,813	111,656	667,964	260,649
Total operating expenses	2,777,602	1,768,342	6,436,978	3,384,882

Other income (expenses):
Other income	210,275	-	277,106	-
Interest income	-	-	-	-
Other expense	(42,662)	-	(86,291)	-
Interest expense	(79,379)	(31,845)	(223,075)	(30,207)
Total other (expense) income	88,234	(31,845)	(32,259)	(30,207)

Income before income taxes	2,176,406	750,840	5,308,578	1,810,918
Income tax expenses	467,336	189,770	1,254,614	327,747
Minority interest	69,869	61,996	928,900	61,996
NET INCOME	$1,639,201	$499,074	$3,125,064	$1,421,175

Computation of income available to common stockholders:
Net Income	1,639,201	499,074	3,125,064	1,421,175
Preferred stock beneficial conversion	-	-	-	(975,807)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,639,201	$499,074	$3,125,064	$445,368

Net income (loss) per share - basic	$0.12	$0.08	$0.27	$0.07

Net income (loss) per share - diluted	$0.11	$0.06	$0.23	$0.06

Weighted average shares outstanding - basic	13,586,827	6,205,290	11,651,656	6,205,290

Weighted average shares outstanding - diluted	15,173,016	8,310,856	13,800,196	7,039,341

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Currency expressed in United States Dollars (“US$”)
(Unaudited)

	Nine months ended September 30,
	2008	2007

Cash flow from operating activities:
Net cash (used in) provided by operating activities	$(2,995,268)	$324,013

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,350,477)	(740,779)
Payment for other intangible assets	(852,163)
Acquisition of subsidiary	(3,916,212)	(2,162,133)
Prepaid land lease	-	25,110
Net cash used in investing activities	(8,118,852)	(2,877,802)

Cash flows from financing activities:
Proceeds from private placement sale of stock	9,995,156	-
Proceeds from warrants exercised	107,500	-
Prepayment on short term notes payable	-	(6,712)
Related party payable	-	(92,686)
Proceeds from issuance of preferred stock	-	2,581,000
Net cash provided by financing activities	10,102,656	2,481,602

Foreign currency translation adjustment	192,214	171,543

NET CHANGE IN CASH AND CASH EQUIVALENTS	(819,250)	99,356

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,466,637	3,212,065

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,647,387	$3,311,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$441,015	$137,976
Cash paid for interest expenses	$-	$46,287
NONCASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock for acquisitions of SZPSP	$2,839,458	$-
Issuance of warrants for the acquisitions of SZPSP	$92,193	$-
Preferred share converted	$1,201	$-

See accompanying notes to condensed consolidated financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
Currency expressed in United States Dollars (“US$”), except for number of shares
(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other		Total
	No. of	Par	No. of	Par	paid-in	comprehensive	Retained	stockholders’
	shares	value	shares	value	capital	income	earnings	equity
Balance as of December 31, 2007	1,774,194	$1,774	6,205,290	$6,205	9,260,607	$1,134,270	$7,529,119	$17,931,975

Shares issued for private placement, net of offering costs of $1,264,451 in cash and $541,695 in warrants.	-	-	4,691,499	4,691	9,990,465	-	-	9,995,156
Shares and warrants issued for the acquisition of subsidiary at fair value	-	-	1,419,729	1,420	2,930,231	-	-	2,931,651
Shares issued for services			7,304	7	15,185			15,192
Warrant exercised	-	-	75,000	75	107,425	-	-	107,500
Preferred share converted	(1,200,628)	(1,201)	1,200,628	1,201	-	-	-	-
Comprehensive income:
Net income	-	-	-	-	-	-	3,125,064	3,125,064
Foreign currency translation adjustment	-	-	-	-	-	338,535	-	338,535
Total comprehensive income								3,463,599
Balance as of September 30, 2008	573,566	$574	13,599,450	$13,599	$22,303,913	$1,472,805	$10,654,183	$34,445,073

See accompanying notes to condensed consolidated financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007

The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2008 or for any future period.

There is no provision for dividends for the quarter to which this quarterly report relates.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

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

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 will not have a material impact on the consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51, or SFAS No. 160” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 will not have a material impact on the consolidated financial position or results of operations.

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

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

NOTE 4 - BUSINESS ACQUISITION

On January 9, 2008, Beijing Deli Solar Technology Development Co., Ltd, the Company’s wholly-owned subsidiary (“Deli Solar (Beijing)”), entered into an Equity Purchase Agreement and Complementary Agreement to the Equity Purchase Agreement to acquire 100% of the outstanding equity interest of Shenzhen Pengsangpu Solar Industrial Products Corporation (“SZPSP”) from its shareholders. On March 25, 2008, both parties signed a Supplementary Agreement to the Equity Purchase Agreement and the Complementary Agreement to amend and supplement the previous agreements and set forth the final terms of the total purchase price and payment method of the acquisition.

Under the agreements, Deli Solar (Beijing) agreed to purchase the 100% equity interest of SZPSP from its three shareholders. $4,087,832 (RMB 28.8 million) of the purchase price was payable in cash. The three shareholders of SZPSP agreed to loan the cash proceeds back to SZPSP interest free to be used for working capital. Fifty percent (50%) of the principal amount of the loan is required to be paid prior to March 31, 2009 and the remaining balance of fifty percent (50%) is required to be paid prior to March 31, 2010. The three shareholders of SZPSP have not loaned the cash proceeds back to SZPSP as of September 30, 2008.

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The accounting date of the acquisition was April 1, 2008 and was accounted for under the purchase method. SZPSP results of operations for the six months ended September 30, 2008 have been included in consolidated financial statements. The acquisition of SZPSP will enable the Company to immediately begin leveraging its technology and engineering capabilities and expertise, and will significantly expand China Solar’s customer base and present a commercial and industrial market opportunity for solar water heaters in southern China.

The estimated aggregate purchase price was $7,019,483. Below is a summary of the total purchase price:

Cash	4,087,832
Fair value of 1,419,729 common stock	2,839,458
Fair value of 141,973 warrants	92,193
Total purchase price	7,019,483

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The $3,055,769 of goodwill was expected to be assigned to the solar heater/boiler related products segment and a new segment of energy-saving projects. The Company does not expect goodwill to be tax deductible in the PRC. Of the $2,350,000 of acquired intangible assets, $310,000 was assigned to in-process research and development which was written off during the nine months ended September 30, 2008, $940,000 was assigned to existing intellectual property, and $1,100,000 was assigned to customer relationships. The acquired identifiable intangibles assets have a weighted-average amortization period totaling approximately 10 years and residual value totaling approximately $0.

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

	2008	2009	2010	2011	2012
• Break down of Revenue - IPRD versus products	90%	80%	75%	70%	65%
• Existing products	10%	20%	25%	30%	35%
• IPRD	100%	100%	100%	100%	100%

Upon further review, certain R&D underway was later determined to not warrant completion and that future products based on the R&D were discontinued given the demand in the market.

Our internal technology specialists did a scientific and technological evaluation of the research expenditures of Shenzen Pengsangpu Solar Industrial Products Corporation. Our evaluation was based on a number of factors, including,

1)	Commercial viability of products being researched and developed

2)	Anticipated level of patent protection

3)	Competitive environment for products being researched and developed

At the date of acquisition, the technology feasibility has not been established and there is no alternative future use. Through this evaluation we determined that $310,000 of expenditures had no future value and accordingly should be written off immediately.

The property, plant and equipment acquired consists of plant machinery and equipment, motor vehicles and leasehold improvements with estimated depreciable lives of 5 years and residual value is 10% of the cost of assets.

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

For the nine months ended
September 30, 2008
Pro forma revenues	$49,240,836
Pro forma net income	$3,188,063

Pro forma earnings per common share — net income
Basic	$0.27
Diluted	$0.23

Weighted average common shares outstanding
Basic	12,100,566
Diluted	14,249,106

NOTE 5 - BALANCE SHEET COMPONENTS

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)

Raw materials	$1,168,344	$656,605
Consumables	73,685	5,359
Work-in-process	2,507,975	2,464,441
Finished goods	2,996,181	749,253
Inventories	$6,746,185	$3,875,658

Other receivables and prepayments consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)

Advance to suppliers	$2,528,515	$493,421
Prepaid expenses	235,026	249,598
Deposits	2,306,868	894,268
Other receivables	1,282,941	661
Other receivables and prepayments	$6,353,350	$1,637,948

NOTE 6 - STOCKHOLDERS’ EQUITY

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

During the nine months ended September 30, 2008, the Company issued 1,200,628 shares of common stock as part of the conversion of Series A Preferred Stock.

During the nine months ended September 30, 2008, certain investors exercised their warrants to purchase an aggregate of 75,000 shares of common stock totaling $107,500.

During the nine months ended September 30, 2008, the Company granted 7,304 shares of common stock to a former Board member in exchange for services. The shares were valued at $2.08 per share or an aggregate total of $15,192.

Common Stocks Held in Escrow

In connection with the private placement on February 29, 2008, the Company deposited 2,000,000 shares of common stock (“Make Good Shares”) into escrow and we are required to deliver (i) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2008 is less than $4.8 million; and (ii) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2009 is less than $8 million. As of September 30, 2008, the after-tax net income target of $4.8 million has not been met. In accordance with SFAS 128, Earnings Per Share, the 1,000,000 shares contingently issuable in 2008 were included in the diluted earnings per share calculation as the reporting period were treated as the end of the contingency period. The 1,000,000 shares contingently issuable in 2009 were not included in the diluted earnings per share calculation as the contingency provision is for the fiscal year ending December 31, 2009.

In connection with the private placement on June 13, 2007, the Company deposited 900,000 shares of Series A Convertible Preferred Stock into escrow as security. If the Company’s consolidated pre-tax income for the year ended December 31, 2007 was less than $3,000,000 (or pretax income per share of $0.22 on a fully diluted basis), the Company was required to deliver to the investors (pro rata according to the relative size of their investment) a number of the escrow shares to be determined based on the shortfall by which the Company failed to achieve the 2007 earnings target. If the Company’s consolidated pre-tax income for the year ending December 31, 2008 is less than $5,500,000 (or pretax income per share of $0.40 on a fully diluted basis) the investors were entitled to receive (pro rata according to the relative size of their investment) a number of the remaining escrow shares to be determined based on the shortfall by which the Company failed to achieve 2008 earnings target. The agreement with the investors further provided that the investors will not be entitled to any of the remaining escrow shares and all remaining escrow shares shall be returned to the Company if the Company did not receive at least $4,000,000 from the investors, either through the exercise of warrants, or additional equity financing, within 90 days after the effectiveness of the first registration statement filed pursuant to a certain registration rights agreement entered into with the investors concurrently. The registration statement in question was declared effective on February 7, 2008 The earnings target for the year ended December 31, 007 was met, thus 900,000 escrow shares remained in escrow at the beginning of the year ending December 31, 2008. However, the 900,000 shares held in escrow were not included in the diluted earnings per share calculation for the nine months ended September 30, 2008 as the escrow shares were to be returned to the Company since the investors did not provide at least $4,000,000 in additional equity financing within 90 days after the effectiveness of the first registration statement.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Warrants Issued to Placement Agent

The Company issued a warrant (the "Warrant") to its placement agent in connection with its private placement in February 2008. The Warrant authorizes the agent to purchase 469,150 shares of its common stock at a fixed price ($2.88 per share), for a five-year period. The Warrant contains a cashless exercise provision which permits the placement agent, at its option, to exercise the Warrant without tendering the exercise price, in exchange for a reduced number of shares. The number of shares will be calculated according to a formula should the placement agent decide to opt to exercise the Warrant under the cashless provision. If the Company is sold during the exercise period (referred to as a "fundamental transaction" in the Warrant), the placement agent has the right to exercise its Warrant and thus participate in the proceeds from the sale to the same extent as any other shareholder. These warrants are immediately exerciseable. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model. In calculating the fair value of the warrants, management used the closing price of the common stock on February 29, 2008, of $2.71 per share, plus the following assumptions:

Risk fee interest rate (%)	5%
Dividend yield (%)	0.00%
Expected life of warrant grants (years)	5 years
Expected volatility of warrant grants (%)	43.79%

The Company valued the warrants at US$1.155 per share, or $541,695 in aggregate, in accordance with SFAS 123R, which were recorded as offering costs which offset additional paid-in capital in the accompanying consolidated financial statements for the nine months ended September 30, 2008.

A summary of the status of the Company’s outstanding common stock warrants as of September 30, 2008:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,555,559	$2.73	3.51 years	$354,839
Granted	611,123	2.79	4.75 years	633,888
Exercised	(75,000)	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and Exercisable at September 30, 2008	6,091,682	$2.76	4.18 years	$988,727

Registration Rights Agreement

In connection with the private placement, the Company entered into a registration rights agreement with the investors on February 25, 2008 which requires us to file with the SEC a “resale” registration statement providing for the resale of (i) all of the 4,691,499 shares of common stock sold to the investors, (ii) the 2,000,000 “make good shares” and (iii) the 469,150 shares underlying the placement agent warrants (collectively, the “registrable securities”) for an offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act of 1933, as amended.

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

The Company is required to file additional registration statements covering all of the remaining registrable securities (or such lesser number as the SEC deems appropriate) if any registrable securities could not be registered in the initial registration statement, by the 15th day following the date on which we are able to effect the registration of such securities in accordance with any SEC restrictions.

The Company’s failure to meet this schedule and other timetables provided in the registration rights agreement could result in the imposition of liquidated damages. No liquidated damages will accrue in respect of any registrable securities which the SEC has requested (due to the application of Rule 415) the Company to remove from the registration statement and the required effectiveness date for such registrable securities will be tolled until such time as the Company is able to effect the registration of those securities in accordance with any SEC restrictions.

On February 29, 2008, the Company completed a private placement of 4,691,499 shares of the common stock at a price per share of $2.40 for an aggregate purchase price of approximately $11,300,000. The Company received $9,995,156 as net proceeds from this financing.

On July 28, 2008, the Company incurred liquidated damages equal to $112,596 which represents 1% of $11,259,587 (the aggregate of investment amount by the investors) due to the fact that the Company failed to have the registration statement declared effective on or prior to that date. The liquidated damages continue to accrue per diem with respect to all investors through August 28, 2008 at the monthly rate of 1%. Accordingly, as of August 28, 2008 the Company had incurred $225,192 in liquidated damages for failing to have the registration statement declared effective by July 28, 2007. The liquidated damages are continuing to accrue at the rate of 1% per month with respect to the 3,249,833 shares included in the registration statement held by affiliates. Accordingly, as of September 28, 2008 the Company owes an additional $77,996 in liquidated damages with respect to the shares held by the affiliates. Accordiingly as of September 28, 2008 owes a total of $303,188 in liquidated damages.

NOTE 7 - INCOME TAXES

The Company is registered in the United States of America and has operations in three tax jurisdictions: the United States of America, British Virgin Island (“BVI”) and the PRC. The operations in the United States of America and British Virgin Island have incurred net operating losses for income tax purposes. The Company generated substantially all of its net income from the operation of its subsidiary in the PRC and is subject to the PRC tax jurisdiction. The Company has recorded an income tax provision for the three and nine months ended September 30, 2008.

United States of America

China Solar was incorporated in the State of Nevada and is subject to the tax laws of United States of America. As of September 30, 2008, the operation in the United States of America incurred $362,933 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards will expire through 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $54,440 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The Company’s effective income tax rates for the nine months ended September 30, 2008 and 2007 were 15% and 18% respectively. The Company’s effective income tax rate of 18% for the nine months ended September 30, 2007 was due to an exemption from enterprise income tax provided by the PRC taxing authority during that period, as discussed above.

NOTE 8 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(a) Business information

During the three and nine months ended September 30, 2008, the Company had three reportable segments namely (i) solar heater/boiler related products, (ii) heat pipe related products and (iii) energy-saving projects, under the management of Deli Solar (Bazhou), Tianjin Huaneng, and Shenzhne Pengsangpu, respectively.

During the three and nine months ended September 30, 2007, the Company had two reportable segment namely (i) solar heater/boiler related products and (ii) heat pipe related products.

An analysis of the Company’s revenue and total assets are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Solar Heater/Boiler related products	$11,317,236	$8,813,298	$24,143,764	$21,227,321
Heat Pipe related products	6,032,199	3,816,338	17,349,529	3,816,339
Energy-saving projects	4,567,206	-	7,353,623	-

	$21,916,642	$12,629,636	$48,846,916	$25,043,660

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross profit:
Solar Heater/Boiler related products	$2,281,451	$1,780,175	$4,901,773	$4,429,629
Heat Pipe related products	1,915,611	770,852	5,697,303	796,378
Energy-saving projects	668,711	-	1,178,741	-

	$4,865,774	$2,551,027	$11,777,817	$5,226,007

	September, 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Total assets:
Solar Heater/Boiler related products	$22,241,219	$18,690,225
Heat Pipe related products	19,497,406	9,029,994
Energy-saving projects	5,981,232	-
Other segment	996,265	2,919,494

	$48,716,122	$30,639,713

Total goodwill:
Solar Heater/Boiler related products	$	$
Heat Pipe related products	1,649,822	1,789,324
Energy-saving projects	3,055,769

	$4,705,591	$1,789,324

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Other segment in total assets refers to solar lighting products and sales of spare parts/components. The amount of other assets is less than 10% in each category and disclosed as an “all other” category in accordance with paragraph 21 of SFAS 131. There was no elimination or reversal of transactions between reportable segments.

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

The Company’s operations are located in PRC, which is the main geographical area. The Company’s sales and total assets by geographical market are analyzed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
PRC	$21,894,686	$12,629,636	$48,804,635	$25,043,660
Others	21,956	-	42,281	-

	$21,916,642	$12,629,636	$48,846,916	$25,043,660

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross profit:
PRC	$4,859,187	$2,551,027	$11,759,636	$5,226,007
Others	6,587	-	18,181	-

	$4,865,774	$2,551,027	$11,777,817	$5,226,007

	September 30,	December 31,
	2008	2007
		(Note 1)
Total assets:
PRC	$46,767,477	$29,107,727
Others	1,948,645	1,531,986

	$48,716,122	$30,639,713

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 9 - CONTINGENCY

Under an engagement agreement dated January 16, 2008 between the Company and Roth Capital Partners, LLC (“Roth”), Roth acted as a placement agent for the Company in connection with the private placement of approximately 4.7 million shares of our common stock which was consummated in February 2008 (the “Offering”). Under a certain agreement, dated as of March 21, 2007 by and among Trenwith Securities, LLC (“Trenwith”) and the Company (the “Trenwith Agreement”), Trenwith was granted certain rights, including the right to act as placement agent in connection with a subsequent private placement of the Company’s securities at fees which are mutually acceptable within a period of 24 months after the closing of the June 2007 financing. Trenwith believes that it had the right to act as placement agent with respect to the Offering and has threatened to bring proceedings against the Company for alleged violation of its rights under the Trenwith Agreement. The Company disputes these claims and intends to vigorously defend any lawsuit which Trenwith may commence.

NOTE 10 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$1,639,201	$499,074	$3,125,064	$1,421,175
Less: Preferred stock beneficial conversion	-	-	-	(975,807)

Net income (loss) available to common stock holders in computing basic and diluted net income per share	$1,639,201	$499,074	$3,125,064	$445,368

Denominator: - Weighted average ordinary shares outstanding	13,586,827	6,205,290	11,651,656	6,205,290
- Weighted average preferred stock outstanding	586,189	1,774,194	1,126,801	696,535
- Weighted average contingent shares outstanding	1,000,000	0	795,620	0
- Weighted average warrant shares outstanding	-	331,372	226,119	137,516
Weighted average ordinary shares outstanding-diluted	15,173,016	8,310,856	13,800,196	7,039,341

Basic net income per share	$0.12	$0.08	$0.27	$0.07

Diluted net income per share	$0.11	$0.06	$0.23	$0.06

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three and nine months ended September 30, 2007, warrants exercisable to 3,674,913 shares of common stock were excluded from the diluted earnings per share calculation as the average market price of the common stock during the period was less than the exercise price of the warrants, thereby making the warrants antidilutive under the treasury method.

For the three months ended September 30, 2008, warrants exercisable to 6,166,682 shares of common stock were excluded from the diluted earnings per share calculation as the average market price of the common stock during the period was less than the exercise price of the warrants, thereby making the warrants antidilutive under the treasury method.

For the nine months ended September 30, 2008, warrants exercisable to 4,392,488 shares of common stock were excluded from the diluted earnings per share calculation as the average market price of the common stock during the period was less than the exercise price of the warrants, thereby making the warrants antidilutive under the treasury method.

NOTE 11 - SUBSEQUENT EVENT

On October 27, 2008, Beijing Deli Solar Technology Development Co., Ltd., our wholly-owned subsidiary (“Deli Solar (Beijing )”), entered into an Equity Interest Purchase Agreement to acquire approximately 29.97% of the outstanding equity interest of Tianjin Huaneng, a majority-owned subsidiary of the Company, from the 29 minority shareholders of Tianjin Huaneng.

Cash Purchase Price : Under the Agreement, Deli Solar (Beijing) agreed to purchase 29.97% of the current equity interest of Tianjin Huaneng from the Tianjin Huaneng Shareholders for RMB 10.68 million ($1,557,578 US Dollars) payable in cash within seven days of the execution of the Agreement.

Warrants Purchase Price . In addition to the cash purchase price, the Company also agreed to issue to the Tianjin Huaneng Shareholders or their designated beneficiaries a total of 1,000,000 five year warrants to purchase the Company’s common stock at an exercise of $1.10 per share.

Moreover, the Company decided to increase its equity interest in Tianjin Huaneng Corporation by contributing an additional RMB 15,740,000 ($2,295,531 US Dollars), which increased the registered capital of Tianjin Huaneng from RMB 5.94 million to RMB 21.68 million following the consummation of the Agreement.

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

Deli Solar (Beijing), established during the second quarter of 2006, is principally engaged in the installation of large solar water heaters in construction projects in major cities in the PRC, including Beijing. However, so far there is no revenue derived from Deli solar (Beijing).

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

Approximately 51.6% of our sales revenues for the three month period ended September 30, 2008 were derived from sales of our solar water heaters and boiler related products, approximately 27.5% derived from sales of heat pipe related products and 20.8% derived from sales of energy-saving projects.

Approximately 99.9% of our sales revenues for the nine month period ended September 30, 2008 were derived from sales made to PRC based customers. Approximately 0.1% of our sales revenues were derived from the international market, all of which were sales of heat pipe related products made by Tianjin Huaneng.

Recent Developments

Additional Capital

February 2008 Private Placement

On February 25, 2008 we raised gross proceeds of approximately $11,300,000 in a private placement from the sale to investors of 4,691,499 shares of common stock at a price of $2.40 per share.

Acquisition of Shenzhen PengSangPu Solar Industrial Products Corporation

On April 1, 2008 Deli Solar (Beijing) completed the acquisition of 100% of the outstanding equity interests of SZPSP from its three shareholders. SZPSP was incorporated as a limited liability company under the laws of the PRC on September 23, 1993.

Cash Purchase Price: $4,087,832 (RMB 28,800,000) of the purchase price was paid in cash. This cash portion was based on an appraisal of SZPSP. The three shareholders agreed to loan the cash portion back to SZPSP to be used as working capital. Fifty percent (50%) of the principal amount of this loan is required to be repaid within one year of entry into the complementary agreement and the remaining balance is required to be paid off within two years.

Stock Purchase Price: In addition to the cash portion of the purchase price, the parties agreed to an additional consideration of RMB 20 million (approximately $2,839,458) representing the agreed-upon value of SZPSP’s intangible assets. The purchase price for these intangible assets is required to be paid in 1,419,729 shares of our common stock (based on the average closing price of the common stock for the 30 days immediately preceding the execution of the Complementary Agreement (the “Share Price”), provided that if on March 31, 2009 (the first anniversary of the closing) the common stock price is lower than the Share Price, the Company will pay the difference. Fifty percent (50%) of these shares are transferable and unrestricted after March 31 2009 and the remaining fifty percent (50%) transferable after March 31, 2010. The shares are required to be transferred to SZPSP within 180 days of the closing.

Warrants: In addition, as part of the purchase price the sellers were issued five year warrants to purchase 141,973 shares of common stock at an exercise price of $2.50 per share (subject to adjustment).

Acquisition of shares interest from Tianjin Huaneng minority shareholders

On October 27, 2008, Beijing Deli Solar Technology Development Co., Ltd., our wholly-owned subsidiary (“Deli Solar (Beijing)”), entered into an Equity Interest Purchase Agreement (hereinafter the “Agreement”) to acquire approximately 29.97% of the outstanding equity interest of Tianjin Huaneng Group Energy Equipment Co., Ltd., a majority-owned subsidiary of the Company (“Tianjin Huaneng”), from the 29 minority shareholders of Tianjin Huaneng named therein (the “Tianjin Huaneng Shareholders”).

Cash Purchase Price: Under the Agreement, Deli Solar (Beijing) agreed to purchase 29.97% of the current equity interest of Tianjin Huaneng from the Tianjin Huaneng Shareholders for RMB 10.68 million ($1,557,578 US Dollars) payable in cash within seven days of the execution of the Agreement.

Warrants Purchase Price. In addition to the cash purchase price, the Company also agreed to issue to the Tianjin Huaneng Shareholders or their designated beneficiaries a total of 1,000,000 five year warrants to purchase the Company’s common stock at an exercise price of $1.10 per share.

Moreover, the Company decided to increase its equity interest in Tianjin Huaneng Corporation by contributing an additional RMB 15,740,000 ($2,295,531 US Dollars), which increased the registered capital of Tianjin Huaneng from RMB 5.94 million to RMB 21.68 million following the consummation of the Agreement.

On July 1, 2007, Deli Solar (Beijing) had previously purchased 51% of the equity in Tianjin Huaneng for a purchase price of approximately $1,689,741. Following consummation of the Agreement and the additional capital contribution, the Company will own approximately 91.82% of the equity interest in Tianjin Huaneng.

RESULTS OF OPERATIONS

The sales and operating income amounts related to the acquisition of SZPSP are separately stated under Energy Saving Projects as this is now a separate product line of the company. We believe that presenting the operating results of this product line separately from other product lines results in greater clarity on the reasons for changes in operating results.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Sales Revenues

An analysis of the Company’s revenues and gross profits for each segment is as follows:

	Three months ended September 30,
Revenue	2008	2007
Solar water heaters/Boilers & Space heaters	$11,317,236.	$8,813,298
Heat-pipe related products	$6,032,199	$3,816,338
Energy-saving projects	$4,567,206	$0
	$21,916,641	$12,629,636

Overall: Sales revenues for the three months ended September 30, 2008 were $21,916,641.86 as compared to $12,629,636.00 for the same period last year, an increase of $9,287,005.86 or 73.53% compared to the same period in 2007. The overall increase in sales is primarily attributed to the acquisition of SZPSP.

Solar Heater/Boiler Related Products: Sales revenues for these products for the three months ended September 30, 2008 were $11,317,236.34 as compared to $8,813,298.00 for the same period last year, an increase of $2,503,938.34 or 28.41%. The increase in sales of solar heaters and boiler related products was a result of higher sales volume resulting from sales promotion in the solar heater segment. We expect an increase in sales of solar heaters and boiler related products due to higher sales volume resulting from increased market demand in the boiler related product segment with the upcoming winter season. The average selling price decreased as a result of increased competition. We expect price competition to continue for the remainder of 2008.

Heat Pipe Related Products: Sales revenues for the three months ended September 30, 2008 were $6,032,199.14 compared to $3,816,338.00 for the same period last year, an increase of $2,215,861 or 58%. The sales of heat pipe related products are attributed to the acquisition of Tianjin Huaneng completed in July 1, 2007. The increase in sales of heat pipe related products was a result of higher sales volume resulting from sales promotion in this segment. We expect an increase in sales of heat pipe related products due to higher sales volume resulting from increased market demand in the boiler related product segment when winter is coming. The average selling price decreased as a result of increased competition. We expect the price competition to continue for the rest of 2008.

Energy saving projects: Sales revenues for the three months ended September 30, 2008 were $4,567,206.38 compared to none for the same period last year. The sales of energy saving projects are attributed to the acquisition of SZPSP completed in April 1, 2008.

Gross Profit

	Three months ended September 30,
Gross Profit	2008	2007
Solar water heaters/Boilers & Space heaters	$2,281,451.28	$1,780,175.00
Heat-pipe related products	1,915,611.27	770,852.00
Energy-saving projects	668,711.33	0
	$4,865,773.88	$2,551,027.00

Overall: Gross profit for the three months ended September 30, 2008 was $4,865,774, an increase of $2,314,747 or approximately 90.74%, compared to $2,551,027 for the three months ended September 30, 2007. Our gross margin (gross profit as a percentage of sales) in the third quarter of 2008 was approximately 22% compared to approximately 20% in the same period last year. This is primarily due to the increase in the volume of sales of higher margin products such as heat pipe related products.

Solar Heater/Boiler Related Products: Gross profit was $2,281,451 an increase of $501,276 or 28% compared to the same period in the prior year. The increase in overall gross profit was caused mainly by increased revenue due to increased sales volume. Gross margin for the three month period ended September 30, 2008 was unchanged at approximately 20% compared to approximately 20% in the same period last year. However, sales prices decreased slightly. We expect the price competition to continue for the rest of 2008 and as a result we expect gross profit and gross margin on these products to decrease slightly for the rest of 2008.

Heat Pipe Related Products: Gross profit for the three months ended September 30, 2008 was $1,915,611.27 compared to $770,852 for the same period last year.  Gross profit of heat pipe related products is attributed to the acquisition of Tianjin Huaneng completed in July 1, 2007. Gross margin (gross profit as a percentage of sales) on these products in the third quarter of 2008 was approximately 32 % compared to 20% for the second quarter.

Energy saving projects: Gross profit for the three months ended September 30, 2008 was $668,711 compared to none for the same period last year. Gross profits of energy saving projects are attributed to the acquisition of SZPSP completed in April 1, 2008. Gross margin (gross profit as a percentage of sales) on these products in the third quarter of 2008 was approximately 15%.

Operating Expenses

Operating expenses for the three months ended September 30, 2008 were $2,777,602, as compared to $1,768,342 for the same period in 2007, an increase of $1,009,260 or 57.1%. The overall increase in operating expenses was primarily due to the acquisition of SZPSP as well as increased sales and marketing expenses detailed below.

Depreciation and amortization expense increased to $183,216 from $82,731 for the same period last year. The increase was mainly due to an increased depreciation and amortization expense of $19,446 as a result of the acquisition of SZPSP as well as increased depreciation expense of $30,039 as a result of new equipment used.

Selling and distribution expense increased to $1,440,357 or 147%, from $583,166 for the same period last year. The increase was mainly due to increased expenses incurred in the development of sales network and promotion programs. Selling expenses consisted of sales promotion expense ($354,467.00), traveling and transportation expenses ($508,662), agency administration expenses ($ 388,713.94) and after sales service ($ 188,513.97).

General and administrative expenses were $719,601 for the three months ended September 30, 2008 (or approximately 5.2% of sales) compared to $532,137 (or approximately 8.7% of sales) for the same period in 2007. The net increase of $187,464 was mainly due to the acquisition of SZPSP.

Advertising expenses for the three months ended September 30, 2008 were $191,615 as compared to $458,652 for the same period in 2007, a decrease of $267,037 or approximately 58%. The decrease in advertising expense was a result of lower TV advertising. Management believes expensive advertising on TV is not the only effective method to increase market share in the face of severe competition. This year, we have focused more on print and internet advertising.

Salaries and benefits increased to $242,813 for the three months ended September 30, 2008 from $111,650 for the same period in 2007, an increase of $131,157 or 117%. The increase reflects both increased salaries and benefits and the number of management and employees as a result of the SZPSP acquisition.

Solar Heater/Boiler Related Products:

Operating expenses for the three months ended September 30, 2008 were $1,544,002 compared to $1,194,010 for the same period in 2007, a decrease of $349,992 or approximately 29%. The decrease in operating expenses was primarily due to decreased general and administrative expenses explained below.

General and administrative expense decreased to $376,280, or 57%, from $870,084 for the same period last year. General and administrative expenses mainly include advertising expenses, salaries and benefits of management, business travel expenses, office expenses and other general and administrative expenses.

Advertising expenses for the three months ended September 30, 2008 were $129,866, as compared to $ 458,652 for the same period last year, a decrease of $328,787.51 or approximately 72%. The decrease in advertising expense was the result of our reduced advertising on TV and with more focus on print and internet advertising.

Depreciation and amortization expense increased to $48,484 an increase of $12,328 or 37% from $36,156.34 for the same period last year. The additional expense was incurred by Deli Solar (Bazhou) in connection with manufacturing property which it began using at the end of 2007.

Selling and distribution expense increased to $892,135, or approximately 290%, from $228,679.57 for the same period last year. The increased expense was due to the development of new distribution networks and the improvement of existing distribution networks as well as additional sales promotion expenses.

Heat pipe related products

Operating expenses for the three months ended September 30, 2008 were $831,227 compared to $574,332 for the same period in 2007. The increase in operating expenses was primarily due to the increase of selling expenses. Operating expenses included selling expenses of $465,709, depreciation and amortization expenses of $64,286 and general and administrative expenses of $301,233.

Energy-saving projects

Operating expenses for the three months ended June 30, 2008 were $252,646 compared to none for the same period in 2007. The increase in operating expenses was primarily due to the acquisition of SZPSP completed in April 1, 2008. Operating expenses included selling expenses $82,513, depreciation and amortization expenses $19,445, and general and administrative expenses $150,687.

Net Income

Net income was $1,639,201 for the three months ended September 30, 2008, compared to $499,074 in the same period last year, an increase of $1,140,127 or approximately 228%. The increase was primarily due to organic growth of sales and the increased sales attributable to our acquisitions of SZPSP.

 Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Key Items during nine months ended September 30 2008

Significant financial items during the nine months ended September 30 2008 include:

•	Completed acquisition of SZPSP.

•	Overall net sales increased 95% to $48,846,916.

•	Net income increased by120% to $3,125,064

Sales Revenues

An analysis of the Company’s revenues for each segment follows:

	Nine months ended September 30,
Revenue	2008	2007
Solar water heaters/Boilers & Space heaters	$24,143,764.24	$21,227,322.00
Heat-pipe related products	$17,349,528.95	$3,816,338.00
Energy saving projects	$7,353,622.80	$0
	$48,846,915.98	$25,043,660.00

Overall: Sales revenues increased to $48,846,915.98 during the nine months ended September 30, 2008 as compared to $25,043,660.00 for the same period in 2007, an increase of $23,803,255.98 or 95%.

The overall increase in sales is the result of (i) the acquisitions of SZPSP, which contributed $7,353,623 to our sales revenues and (ii) our investment in marketing, sales promotion of our solar water heaters and the development of a more extensive sales distribution network for our solar water heaters and our boiler related products discussed below.

Solar Heater/Boiler Related Products: Sales revenues of this product segment during the nine months ended September 30, 2008 increased to $24,143,764.24 from $21,227,322.00 for the same period in 2007, an increase of $2,916,442.24 or approximately 13.8%. Approximately $16 million were derived from sales of solar hot water heaters, a 13% increase from the same period in 2007; approximately $8.14 million was derived from sales of coal-fired boilers and space heating products, about a 14.9% increase as compared to the same period in 2007.

The increase in sales of solar heaters and boiler related products was a result of our investment in marketing and sales promotion and the development of a more extensive sales distribution network for these products. The increase in sales revenues was not a onetime event, and it is not the result of an increase in sales prices of our products. It is the result of increased sales volume. On the contrary, the sales prices for our solar heater and boiler related products have been declining due to increased competition. Going forward, we believe that the continued organic growth of revenue of this segment will be negatively impacted by increased competition in the solar heater segment which is causing us to lower our prices. We expect the price competition to continue for the next year and we expect sales revenues on this product segment to increase slightly.

Heat Pipe Related Products: Sales revenues during the nine months ended September 30, 2008 were $17,349,528.95 compared to $3,816,338 for the same period last year, an increase of $13,533,191 or approximately 355%. The sales of heat pipe related products are attributed to the acquisition of Tianjin Huaneng completed in July 1, 2007.

Energy saving projects: Sales revenues during the nine months ended September 30 2008 were $7,353,622.80 compared to none for the same period last year. The sales of energy-saving projects are attributed to the acquisition of SZPSP completed in April 1, 2008 and our commencement to sell these products.

Gross Profit

	Nine months ended September 30,
Gross Profit	2008	2007
Solar water heaters/Boilers & Space heaters	$4,901,772.66	$4,429,629
Heat-pipe related products	$5,697,302.91	$796,378
Energy-saving projects	$1,178,740.85	$-
	$11,777,816.42	$5,226,007.00

Overall: Gross profit during the nine months ended September 30, 2008 was $11,777,816 compared to $5,226,007 for the same period last year. The increase in gross profit is the result of our organic growth of gross profit $6,551,809 and the acquisition of SZPSP, which contributed $1,178,741 to our gross profit, accounting for 10% of our overall gross profit.

Gross margin (gross profit as a percentage of sales) during the nine months ended September 30, 2008 was approximately 24% compared to approximately 21% in the same period in 2007. The higher profit margin achieved during the nine months ended September 30, 2008 is due to sales of Tianjin Huaneng’s products with higher profit margins. The profit margins on our solar heaters have been falling because of market pressure to keep our prices competitive (down by 2% compared to the same period last year). We are facing severe price competition in the traditional solar water heater market. We expect price competition to continue through the end of 2008. As a result, we expect our gross profit margin for our solar water heaters to continue to decrease. However, we anticipate that Tianjin Huaneng’s energy saving boilers and environmental protection equipment will generate better gross profit margins to offset the decline in our profit margins for solar water heaters and residential boilers. The gross margin on the sale of the Tianjin Huaneng’s products was 33% during the nine months ended September 30 2008.

Solar Heater/Boiler Related Products: Gross profit was approximately $4,901,772 during the nine months ended September 30, 2008, about a 11% increase compared to the same period of prior year of approximately $4,429,629.

ed slightly during the nine months ended September 30, 2008 to 20.3% compared to the approximately 20.9% in the same period in 2007. The increased competition led to the drop of the profit margin of the solar system. We are facing severe price competition in the traditional solar water heater market. We expect price competition to continue through the end of 2008. As a result, we can forsee the continuous decrease in the profit margin of the solar water heaters. Accordingly, to deal with this trend, management intends to invest more in R & D to develop a new high tech product and focus on flat-plate solar panels for commercial and industrial customers instead of traditional evacuated tube solar water heaters for residential customers.

Heat Pipe Related Products: Gross profit on the sale of heat pipe related products was $5,697,303 which was attributed to the acquisition of Tianjin Huaneng. Gross margin (gross profit as a percentage of sales of these products) was approximately 33%. We anticipate that Tianjin Huaneng’s energy saving boilers and environmental protection equipment will generate better gross profit margins to offset the decline in our profit margins for solar water heaters and residential boilers.

Energy-saving projects: Gross profit on the sale of energy-saving projects was $1,178,741 which was attributed to the acquisition of SZPSP. Gross margin (gross profit as a percentage of sales of these products) was approximately 16%. However, we anticipate that SZPSP’s energy saving projects will generate better gross profit margins for the rest of the year and the following years, as we expect to sign more contracts with higher price and higher gross margin as a result of the excellent marketing of our products and brands.

Operating Expenses

Operating expenses increased to $6,436,978 during the nine months ended September 30, 2008 as compared to $3,384,882 for the same period in 2007. This represented an increase of $3,052,096 or about 90%. The overall increase in operating expenses was primarily due to the acquisition of SZPSP (whose operating expenses amounted to $757,765) as well as increased selling and distribution expenses described below.

Selling and distribution expenses increased to $3,060,961 from $864,698 for the same period in 2007, an increase of $2,196,262.61, or 254%. These selling and distribution expenses consisted primarily of non cash sales promotion expenses ($588,122), traveling and transportation expenses ($1,016,441), and agency administration expenses ($1,018,995) and after sales services ($437,402). The increase in selling and distribution expenses was primarily the result of our acquisition of SZPSP (whose selling and distribution expenses were $102,740.)

General and administrative expenses were $1,602,809 during the nine months ended September 30, 2008 (or approximately 5.93% of sales) compared to $987,093 or approximately 9.45% of sales) for the same period in 2007. The net increase of $615,716 was mainly due to the acquisition of SZPSP which had general and administrative expenses of $586,133. This was offset by the decrease in general and administrative expenses by Deli Solar (Bazhou) and Tianjin Huaneng of approximately $56,394.

Advertising expenses during the nine months ended September 30, 2008 were $640,645 as compared to $ 1,118,745 for the same period in 2007, a decrease of $478,100 or approximately 43%. The decrease in advertising expense was a result of lower advertising expenses incurred in TV advertising. Management believes expensive TV advertising is not the only effective method to increase market share in the face of severe competition. This year, we have been more focused on print and internet advertising.

Salaries and benefits increased from $260,649 for the same period in 2007 to $667,964 during the nine months ended September 30, 2008, an increase of $407,315 or 156% from the same corresponding period last year. The increase reflects both increased salaries and benefits level and increased employees as a result of the SZPSP acquisition.

Depreciation and amortization expense during the nine months ended September 30, 2008 increased by $310,902 to $464,599.00 or 202% from $153,697 for the same period in 2007. The increase was due to an increased depreciation and amortization expense of $68,892 as a result of the acquisition of SZPSP as well as increased depreciation expense of $191,010 as a result of new equipment used.

Income from Operations

Income from operations during the nine months ended September 30, 2008 was $5,340,838 an increase of $3,499,713 or 190% as compared to $1,841,125.00 for the same period in 2007. The increased operating income was due to the increased sales revenue and the acquisition of SZPSP and our commencement of the sale of its respective products. As a percentage of sales, operating income was approximately 10.93% during the nine months ended September 30, 2008 as compared to approximately 7.35% for the same period in 2007. The increase in operating income as a percentage of sales was substantially due to the increase in sales and controlling selling expenses during the nine months ended September 30, 2008.

Net Income

$3,125,064 during the nine months ended September 30, 2008, compared with $1,421,175 for the same period in 2007, an increase of $1,703,889 or approximately 120%. The increase was primarily due to increase in sales volume of the existing products and increased sales attributable to our acquisition of SZPSP.

Minority Interests

to $928,900 during the nine months ended September 30, 2008 primarily due to share of profits by minority interests from consolidation with Tianjin Huaneng. After giving effect to additional investment and purchase of shares from minority shareholders as well as an additional contribution, we will own about 92% of equity interest in Tianjin Huaneng.

Income Taxes

We did not carry on any business or maintain any branch office in the United States during the first nine months of 2008 or the same period in 2007. Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses has been made.

Currently, Most PRC companies are subject to enterprise income tax at the rate of 25%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually. However, pursuant to the applicable laws and regulations in the PRC, Deli Solar (Bazhou), and Deli Solar (Beijing) as wholly foreign owned enterprises (“WFOEs”) in the PRC, are entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, after loss carry-forwards from the previous five years have been recovered. Since Deli Solar (Bazhou) was converted into a WFOE in March 2005, it enjoyed a two-year tax-exempt treatment in the PRC which ended on March 31, 2007. Since then it has been subject to 50% of its enterprise income tax from 2007 until 2010. Our direct subsidiary, Deli Solar (Beijing), had a net loss during the first nine months of 2008. Consequently, it did not incur income tax. Tianjin Huaneng is domestically owned and subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 25%

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,572,144 for the nine months ended September 30, 2008, and net cash provided by our operating activities was $324,013 for the same period of 2007. The increase in net cash used by operations was mainly due to an increase in inventories ($2,870,527) and an increase in payments made in advance to suppliers ($4,715,402).

Net cash used in investing activities was $8,541,976 for the nine months ended June 30, 2008, compared with $2,877,802 for the same period of 2007. The increase was due to acquisition of SZPSP and purchase of common share interests from Tianjin Huaneng minnority shareholders, and the purchase of new facilities and assembly lines in connection with the SZPSP acquisition.

Net cash provided by financing activities was $10,102,656 for the nine months ended June 30, 2008, compared with $2,481,602 for the same period of 2007. The increase was due to the purchase of 4,691,499 shares of common stock by the investors in our February 2008 private placement and the exercise of 75,000 warrants.

We believe that current cash will be sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. However, we need to require additional cash for further development of business, including any investments or acquisitions we may decide to pursue. However, we cannot assure you that such funding will be available.

Cash

Cash and cash equivalents decreased to $4,647,387 at September 30, 2008 from $5,466,637 at December 31, 2007, primarily as a result of the receipt of net proceeds of $9,995,156 from our private placement of our common stock. We used $8.3 million on increasing our working capital and $5.9 million on increasing manufacturing facilities. We intend to use our available funds to increase our working capital and to make additional acquisitions. We believe that our available funds will provide us with sufficient capital for the next twelve months. However, if we make further acquisitions or establish additional production facilities, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure you that such funding will be available.

Accounts Receivable

During the nine months ended September 30, 2008, accounts receivable increased to $8,971,587 from $7,453,009 as of January 1, 2008, primarily due to consolidation with SZPSP. SZPSP recorded $1,174,334 of accounts receivable. The majority of each of our company’s sales is on credit terms in accordance with terms specified in the contracts governing the relevant transactions. We evaluate the need for an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the allowances for doubtful accounts during the nine months ended September 30 2008 were none.

Inventory

Inventories as of September 30, 2008 increased to $6,746,185 from $3,875,658 as of December 31, 2007 principally because of consolidation with SZPSP, which recorded $852,844 of inventories as of September 30, 2008. In addition, Tianjin Huaneng increased its inventories from $3,016,025 to $4,182,844 due to increased purchases of raw materials for the next production season. The inventory mainly consists of finished goods waiting for transportation or installation.

Other Receivables and Prepayments

Other receivables and prepayments as of September 30, 2008 increased to $6,353,350 from $1,637,948 as of December 31, 2007. Other receivables and prepayments mainly consist of prepaid expenses and deposits.

Accounts Payable

Accounts payable as of September 30, 2008 decreased to $1,875,042 from $2,111,028 as of December 31, 2007 primarily due to the payments made to creditors under the term of credit agreements.

Other Payables and Accrued Liabilities

Other payables and accrued liabilities as of September 30, 2008 decreased to $8,021,059 from $8,552,452 as of December 31, 2007, primarily due to consolidation with SZPSP. The decrease is mainly due to decrease in accrued expenses, customer deposits, other payables, taxes payable and deferred revenue.

 Item 4.  Controls and Procedures.

Management's Evaluation on the Effectiveness Of Disclosure Controls And Procedures

Our chief executive officer and chief financial officer have reviewed and continue to evaluate the effectiveness of our controls and procedures over financial reporting and disclosure (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control.

We made no changes to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the review by the Division of Corporation Finance of the Securities and Exchange Commission of the Company’s audited financial statements for the fiscal year ended December 31, 2007 as set forth in the Registration Statement on Form S-1 (File No. 333-150233) and the Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed April 10, 2008 (File No. 0-12561) management identified an error in the calculation of the diluted net income per share resulting in an understatement of the Company’s diluted net income per share by ten cents per share. On November 6, 2008 the Company filed an amended Annual Report on Form 10K/A for the fiscal year ended December 31, 2007 wherein the Company revised the diluted net income per share amount and corresponding computation for the year ended December 31, 2007 to reflect the diluted net income per share amount as adjusted.

The management considered the impact this error on the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures for the restated periods. Management believes that the Company's internal controls over financial reporting and disclosure were effective, except for the error in the calculation of diluted EPS.  The error was limited to (1) the calculation of the diluted earnings per share and (2) the review of that calculation resulting from the misapplication by the Company of the treasury stock and the “if converted” methods under SFAS No. 128.

On October 27, 2008 the Audit Committee received a letter from Cordovano and Honeck LLP, the Company’s independent registered public accounting firm, advising the committee of the following material weakness:

“When preparing its financial statements for the year ended December 31, 2007, China Solar & Clean Energy Solutions, Inc. erred in calculating diluted net income per share. The Company misapplied the treasury stock and the “if converted” methods under SFAS No. 128. Because of the error, the Company restated its historical financial statements for 2007 to record an increase of ten cents in diluted net income per share.”

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

The Company intends to implement measures to ensure that errors of this nature do not occur in the future.

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

China Solar & Clean Energy Solutions, Inc.
(Registrant)

Date: November 14, 2008	/s/ Deli Du
Deli Du
Chief Executive Officer and President (principal executive officer)

Date: November 14, 2008	/s/ Yihai Yang
Yihai Yang
Acting Chief Financial Officer
(principal financial officer and accounting officer)