Form 10KSB/A
period 2007-12-31
China Solar & Clean Energy Solutions, Inc.
filed 2008-12-05
CIK 717588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Issuer’s telephone number, including area code 10-63850516

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock as quoted on the OTC Bulletin Board on November 25, 2008 of $ 0.95, was approximately $8,879,066.

The number of shares of common stock outstanding as of the close of business on November 25, 2008 was 15,799,450.

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

Currency

Unless otherwise noted, all currency figures in this filing are in U.S.dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the Renminbi). According to xe.com as of November 25, 2008, $1 = 6.83 yuan.

ii

PART I

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) on Form 10-KSB/A is being filed to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Commission”) on April 10, 2008 (the “Original Report”), to

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

On October 27, 2008, Deli Solar (Beijing), entered into an agreement to acquire approximately 29.97% of the outstanding equity interest of Tianjin Huaneng, from the minority shareholders of Tianjin Huaneng.

Cash Purchase Price: Under the agreement, Deli Solar (Beijing) agreed to pay to the Tianjin Huaneng shareholders RMB 10.68 million ($1,557,578 US Dollars) payable in cash within seven days of the execution of the agreement.

Warrants Purchase Price. In addition to the cash purchase price, the Company also agreed to issue to the Tianjin Huaneng shareholders a total of 1,000,000 five year warrants to purchase the Company’s common stock at an exercise price of $1.10 per share.

In addition, the Company decided to increase its equity interest in Tianjin Huaneng by contributing an additional RMB 15,740,000 ($2,295,531 US Dollars) to the registered capital of Tianjin Huaneng.

As a result of the consummation of the agreement and the additional capital contribution, the Company owns approximately 91.82% of the equity interest in Tianjin Huaneng.

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

As of November 25, 2008, we employed approximately 815 permanent manufacturing employees and also 250 contract temporary workers. We added 550 employees as a result of the Tianjin acquisition and will be adding an additional 185 employees as a result of the SZPSP acquisition. During manufacturing peak season for solar hot water heaters, which normally are the second and third calendar quarters of the year, we have at least approximately 300 workers working 3 shifts and 7 days per week. Because of the strategic location of our manufacturing facilities, we are able to take advantage of low labor cost in the Bazhou, Tianjin and Shenzhen areas, which we estimate to be approximately 40% lower than that in the Beijing or Shanghai areas. We have not experienced a great deal of worker turnover because there are relatively few manufacturing employment positions in the Bazhou and Tianjin areas and believe that we have achieved a high level of employee loyalty. Set forth below is certain information regarding our current manufacturing capacity:

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

In July 2007 we acquired a 51% interest in Tianjin Huaneng and in March 2008 we acquired a 100% interest in SZSP. In October 2007 we acquired additional 29.97% of Tianjin Huaneng and following a contribution to the company’s registered capital, we increased our equity interest in it to 91.8%.

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

Executive Offices

Our executive office is located at Building 3, No. 28 Feng Tai North Road, Beijing, China, 100071 and our telephone number is 10-63850516.

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

As of November 25, 2008 we had approximately 815 full time employees and 250 part time employees.

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

The following table sets forth the high and low bid prices, in the over-the-counter market, as reported and summarized by the OTCBB, for each fiscal quarter during each of the fiscal years ended December 31, 2006 and December 31, 2007, and for the fiscal quarters ended March 31, June 30 and September 30, 2008. These prices are based on inter-dealer prices, without retail markup, markdown or omissions and may not represent actual transactions.

Quarter Ended	High	Low
03/31/2006	11	7.5
06/30/2006	11	11
09/30/2006	6.50	1.3
12/31/2006	2.50	0.7

03/31/2007	3.73	3.50
06/30/2007	2.60	1.81
09/30/2007	3.45	1.75
12/31/2007	4.50	2.40

03/31/2008	3.70	1.50
06/30/2008	2.36	1.36
09/30/2008	1.65	1.05

As of November 25, 2008, the last reported sale price of our common stock was $0.95 per share.

Since the completion of the reverse merger, our common stock has traded sporadically and with high volatility. Consequently, our historical prices may not be an accurate indication of the future prices of our common stock.

Holders

As of November 25, 2008, there were 15,799,450 shares of our common stock issued and outstanding, and there were approximately 2,530 holders of record of our outstanding shares of common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

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

Acquisition of interest from Tianjin Huaneng minority shareholders

On October 27, 2008, Beijing Deli Solar Technology Development Co., Ltd., our wholly-owned subsidiary (“Deli Solar (Beijing)”), entered into an Equity Interest Purchase Agreement to acquire approximately 29.97% of the outstanding equity interest of Tianjin Huaneng Group Energy Equipment Co., Ltd., a majority-owned subsidiary of the Company (“Tianjin Huaneng”), from the minority shareholders of Tianjin Huaneng named therein (the “Tianjin Huaneng Shareholders”).

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

In addition, the Company decided to increase its equity interest in Tianjin Huaneng by contributing an additional RMB 15,740,000 ($2,295,531 US Dollars), which increased the registered capital of Tianjin Huaneng from RMB 5.94 million to RMB 21.68 million following the consummation of the agreement.

On July 1, 2007, Deli Solar (Beijing) had previously purchased 51% of the equity in Tianjin Huaneng for a purchase price of approximately $1,689,741. As a result of the consummation of the agreement and the additional capital contribution, the Company owned approximately 91.82% of the equity interest in Tianjin Huaneng.

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

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006

Sales Revenues

An analysis of the Company’s revenues for each segment follows:

	Fiscal Year Ended December 31,
	2007	2006
Revenue:
Solar Heater/Boiler related products	$26,693,850	$21,468,313
Heat Pipe related products	7,002,015	0
Other segments	3,376,481	0
	$37,072,346	$21,468,313

Overall: Sales revenues increased to $37,072,346 for 2007 as compared to $21,468,313 for 2006, an increase of $15,604,033 or 73%.

The overall increase in sales is the result of (i) the acquisition of Tianjin Huaneng and the commencement by us of the sale of their products which contributed $7,002,015 to our sales revenues and (ii) our investment in marketing, sales promotion of our solar water heaters and the development of a more extensive sales distribution network for our solar water heaters and our boiler related products discussed below.

Solar Heater/Boiler Related Products: Sales revenues of this product segment for 2007 increased to $26,693,850 from $21,468,313 for 2006, an increase of about $5,225,537 or 24% over $21,468,313 for 2006. Approximately $17 million were derived from sales of solar hot water heaters, a 35% increase from 2006; approximately $9 million was derived from sales of coal-fired boilers and space heating products, about a 9% increase as compared to 2006.

The increase in sales of solar heaters and boiler related products was a result of our investment in marketing and sales promotion and the development of a more extensive sales distribution network for our solar water heaters and our boiler related products. The increase in sales revenues was not associated with a one time event. The increase in sales is not the result of an increase in sales prices of our products but the result of increased sales volume. On the contrary the sales prices for our solar heater and boiler related products have been declining due to increased competition. Going forward we believe that the continued organic growth of revenue of this segment will be negatively impacted by increased competition in the solar heater segment which is causing us to lower our prices. We expect price competition to continue for the next year and we expect sales revenues on this product segment to decrease.

Heat Pipe Related Products: Sales revenues for 2007 were $7,002,015 compared to nil for the same period last year. The sales of heat pipe related products are attributed to the acquisition of Tianjin Huaneng completed in July 1, 2007 and our commencement to sell heat pipe related products.

Other segments: Sales revenues for 2007 were $3,376,481. Other segments refer to solar lighting and spare parts/components which account for less than 10% of the total revenue.

Cost of Revenue

Overall: In line with the 73% increase in our overall sales, our costs of goods sold were $28,772,078 for 2007, an increase of $11,929,084 or 71% from $16,842,994 for 2006.

Solar Water Heaters and Boilers: Our cost of revenue increased to $21,021,407, or 79% of sales, an increase of $4,178,413 or 25% from $16,842,994 for 2006. Although sales revenues increased by 24% for 2007 over 2006 costs of revenues increased by 79% due mainly to the cost of raw materials. Management believes this trend will continue. The Company is endeavoring to minimize its product costs by reducing our manufacturing overhead and reducing waste to keep its product prices competitive.

Heat Pipe Related Products: Our cost of revenue was $5,181,491 or 74% of sales compared to nil for the prior year.

Other Segments: Cost of revenues for 2007 was $2,569,180 or 76% of sales. Other segments refer to solar lighting and spare parts/components which are less than 10% of the total cost of revenue.

Gross Profit

	Fiscal Year Ended December 31
	2007	2006
Gross profit:
Solar Heater/Boiler related products	$5,672,443	$4,625,319
Heat Pipe related products	1,820,524	0
Other segments	807,301	0
	$8,300,268	$4,625,319

Overall: Gross profit for 2007 was $8,300,268, compared to $4,625,319 for 2006. The increase in gross profit resulted primarily from the increase in sales revenue from the sales of additional solar water heaters and boilers discussed below. We also commenced selling Tianjin Huaneng’s products.

Gross margin (gross profit as a percentage of sales) in 2007 was approximately 22.4% compared to approximately 21.5% in 2006. The profit margin in 2007 increased slightly over 2006 due to the acquisition of Tianjin Huaneng whose products have higher profit margins than our other products. The profit margins on our solar heaters have been falling because of market pressure to keep our prices competitive. We are facing severe price competition in the traditional solar water heater market. We expect price competition to continue through the end of 2008. As a result, we expect our gross profit margin for our solar water heaters to continue to decrease. However, we anticipate that Tianjin Huaneng’s energy saving boilers and environmental protection equipment will generate better gross profit margins to offset the decline in our profit margins for solar water heaters and residential boilers. The gross margin on the sale of the Tianjin Huaneng’s products was 26% in 2007.

Solar Heater/Boiler Related Products: Gross profit from this segment was approximately $5,672,443 in 2007, about a 22.6% increase compared to the prior year of approximately $4,625,319. The increase in gross profit is due to the increase in sales volume of products. In 2007, we sold approximately 147,500 solar water heaters and 108,800 boiler heaters compared to 133,000 solar water heaters and 99,000 boiler heaters in 2006.

However, gross profit margin for this segment decreased slightly in 2007 to 21.2% compared to the approximately 21.5% in 2006. The profit margins on our solar heaters have been falling because of increased competition causing us to lower our prices. We are facing severe price competition in the traditional solar water heater market. We expect price competition to continue through the end of 2008. As a result we expect gross profit margin for our solar water heaters to continue decrease. Accordingly to deal with this trend management intends to invest more in R & D to develop a new high tech product and focus on flat-plate solar panels for commercial and industrial customers instead of traditional evacuated tube solar water heaters for residential customers.

Heat Pipe Related Products: Gross profit on the sale of heat pipe related products was $1,820,524 which was attributed to the acquisition of Tianjin Huaneng. Gross margin (gross profit as a percentage of sales of these products) was approximately 26%. We anticipate that Tianjin Huaneng’s energy saving boilers and environmental protection equipment will generate better gross profit margins to offset the decline in our profit margins for solar water heaters and residential boilers.

Other Segments: Gross profit for other segments for 2007 was $807,301. Other segments refer to solar lighting and spare parts/components which are less than 10% of the total gross profit.

Segment assets

Assets in solar heater were $18,690,225, about a 47% increase as compared to 2006 of approximately 12,716,185. The increase is in line with increase in sales generated from solar heater.

Assets in heat pipe were $9,029,994 compared with nil balance in 2006; the increase was mainly due to acquisition of Tianjin Huaneng.

Assets in other segments of $2,919,494 refer to solar lighting products and sales of spare parts/ components which are less than 10% of the total assets.

Operating Expenses

Operating expenses increased to $5,114,634 for 2007 as compared to $3,414,707 for 2006. This represented an increase of $1,699,927 or about 50%. The overall increase in operating expenses was primarily due to the acquisition of Tianjin Huaneng (whose operating expenses amounted to $1,721,729) as well as increased selling and distribution expenses described below (which amounted to $827,839) and increased advertising expenses which amounted to $1,415,493.

Selling and distribution expenses increased to $827,839 from $459,746 for 2006 (or 2.2% of sales) an increase of $368,093, or 80%. These selling and distribution expenses consisted primarily of non cash sales promotion expenses ($127,365), outbound distribution expenses ($177,413), traveling and transportation expenses ($166,319), agency administration expenses ($268,653) and after sales services ($88,089). The increase in selling and distribution expenses was primarily the result of our acquisition of Tianjin Huaneng (whose selling and distribution expenses were $125,912.)

General and administrative expenses were $4,003,973 for 2007 (or approximately 11% of sales) compared to $2,800,015 (or approximately 13% of sales) for 2006. The net increase of $1,203,958 was mainly due to the acquisition of Tianjin Huaneng which had general and administrative expenses of $1,486,751. This was offset by the decrease in general and administrative expenses by Deli Solar (Bazhou) of approximately $0.3 million. Deli Solar (Bazhou) and Deli Solar (Beijing)’s expenses were approximately $1,852,430 and the Company at the U.S. level incurred a total of $664,792 which included legal fees of approximately $340,197. General and administrative expenses include advertising expenses and salaries and benefits.

☐
Advertising expenses (which is a component of our general and administrative expenses line item) for 2007 were $1,415,493 as compared to $1,106,488 for 2006, an increase of $309,005 or approximately 28%. The increase in advertising expense was a result of our acquisition of Tianjin Huaneng (whose advertising expenses were $30,687) as well as our continued spending on advertising to increase our product awareness, branding and sales of our solar water heaters and boilers). We believe that through advertising and marketing, we will able to face our competition and generate greater market share for our products.

☐
Salaries and benefits (which is also a component of our general and administrative expenses line item) increased from $279,069 for 2006 to $454,012 for 2007, an increase of $174,943 or 63% from the same corresponding period last year. The increase reflects the addition of 550 employees as a result if the Tianjin Huaneng acquisition. Per employee, salaries and benefits decreased from $1,188 for 2006 to $890 for 2007, a decrease of $298 or 25% from the same corresponding period last year.

Depreciation and amortization expense for 2007 increased by $127,876 to $282,822 or 83% from $154,946 for 2006. The increase was due to an increased depreciation and amortization expense of $109,066 as a result of the acquisition of Tianjin Huaneng as well as increased depreciation expense of $18,810 as a result of new equipment used.

Income from Operations

Income from operations for 2007 was $3,185,634, an increase of $1,975,022 or 163% as compared to $1,210,612 for 2006. The increased operating income was due to the increased sales revenue and the acquisition of Tianjin Huaneng and our commencement of the sale of their products. As a percentage of sales, operating income was 8.59% in 2007 as compared to 5.64% for 2006. The increase in operating income as a percentage of sales was substantially due to the increase in sales and controlling selling expenses in 2007.

Net Income

Net income was $2,525,141 for 2007, compared with $1,239,501 for 2006, an increase of $1,285,640 or approximately 104%. The increase was primarily due to increase in sales volume of the exiting products and increased sales attributable to our acquisition of Tianjin Huaneng.

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

In view of the material weakness described below and the need for the restatement of our audited financial statements being included in this 10-KSB/A, management no longer believes that the Company's internal controls over financial reporting were effective.

In connection with the review by the Division of Corporation Finance of the Securities and Exchange Commission of the Company’s audited financial statements for the fiscal year ended December 31, 2007 as set forth in the Registration Statement on Form S-1 (File No. 333-150233) and the Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed April 10, 2008 (File No. 0-12561) management identified an error in the calculation of the diluted net income per share resulting in an understatement of the Company’s diluted net income per share by ten cents per share as follows:

	As reported	Adjustment	As restated
Diluted net income per share	$0.14	$0.10	$0.24

The error resulted from the misapplication by the Company of the treasury stock and the “if converted” methods under SFAS No. 128.

On October 27, 2008, the Board of Directors concluded, based on the recommendation of management, that the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 should be restated to correct this error related to the calculation of diluted net income per share and should no longer be relied upon. Management discussed this matter with Cordovano and Honeck LLP, the Company’s independent registered public accounting firm. The Company filed an amended Annual Report on Form 10KSB/A for the fiscal year ended December 31, 2007 to revise the diluted net income per share amount and corresponding computation for the year ended December 31, 2007 to reflect the diluted net income per share amount of $0.24, in full compliance with SFAS 154, paragraph 26.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management has identified the material weakness which consisted in the error in the calculation of diluted earnings per share and misapplication by the Company of the treasury stock and the “if converted” methods under SFAS No. 128.

Remediation of Material Weakness

We remediated the material weakness identified above by working with our independent registered public accounting firm. On November 6, 2008 the Company filed Amendment No. 1 to its annual report on Form 10-KSB for the fiscal year ending December 31, 2007 with its restated financial statements for 2007 which recorded an increase of ten cents in diluted net income per share.

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

Changes in Internal Controls

We are working to refine our internal controls over financial reporting and are making progress in this area.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors as of the date of this report are as follows:

Name	Position	Age

Deli Du	President, CEO and a director	43
Yihai Yang	Acting Chief Financial Officer, director	43
Zhaolin Ding	director	40
Zhenhang Jia	director	61
Joseph J. Levinson	director	32

Our board of directors currently consists of five members. We also have an audit committee and a compensation committee. Messrs. Zhenghang Jia,  Zhaolin Ding and Joseph J. Levinson serve on the audit committee. Messrs. Jia, Ding and Deli Du serve on the compensation committee. The directors serve until our next annual meeting or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Effective March 14, 2008, Mr. Yihai Yang was appointed to serve as Acting Chief Financial Officer. Effective July 25, 2008, Mr. Yihai Yang was appointed as a director.

Under the terms of the securities purchase agreement entered into on June 13, 2007 with the investors in that financing, we were required, prior to July 13, 2007, to increase the size of our Board to five or seven and cause the appointment of a majority of the Board of Directors to be “independent directors,” as defined by the rules of the Nasdaq Stock Market. Prior to November 1, 2007 our Board consisted of four members two of whom were “independent.” Under the terms of the securities purchase agreement we are required to pay those investors liquidated damages equal to one percent (1%) per month of the purchase price of the then outstanding shares of Series A Preferred Stock, in cash or in Series A Preferred Stock at the option of the investors, based on the number of days that such obligation is not met beyond certain grace periods. Accordingly, we were delinquent by 110 days in meeting this obligation and we are required to pay the investors a total of $99,000. The Company is negotiating with the investors for a reduction of the amount due, but no agreement has yet been reached. Effective March 31, 2008 Mr. Jianmin Li resigned from our board of directors.

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

In addition, under the terms of the securities purchase agreement, we were required, prior to August 12, 2007 to appoint (i) an audit committee comprised solely of at least three independent directors and a (ii) compensation committee comprised of at least three directors, a majority of whom are independent directors. Effective July 25, 2008 our audit committee consists of three members all of whom are independent, namely Messrs. Zhaolin Ding, Zhenghang Jia and Joseph J. Levinson. Our compensation committee consists of three members two of whom are independent, namely Messrs. Ding and Jia. Accordingly, we were delinquent in this obligation until July 25, 2008. However, under the terms of the securities purchase agreement no liquidated damages were required to be paid for this breach during any period for which liquidated damages were payable for failing to have an independent board. Accordingly, damages accrued for breach of this provision from November 1, 2007 through July 25, 2008. As a result we are required to pay investors a total of approximately $176,800.00. The Company is negotiating with the investors for a reduction of the amount due, but no agreement has yet been reached.

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

AUDIT COMMITTEE FINANCIAL EXPERT

Our audit committee currently consists of three members all of whom are independent, namely Zhenhang Jia, Zhaolin Ding and Joseph J. Levinson. The audit committee does not currently have an audit committee "financial expert" as defined under Item 407(d)(5)(i) of Regulation S-B. The Board of Directors is in the process of searching for a suitable candidate for this position.

Under the terms of the securities purchase agreement, we were required, prior to August 12, 2007 to appoint an audit committee comprised solely of at least three independent directors and damages in the amount of approximately $176,800.00 accrued for breach of this provision from November 1, 2007 through July 25, 2008.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Deli Du (1)	2007	80,000	0	—	—	—	—	—	80,000
	2006	80,000	0	—	—	—	—	—	80,000

	2005	60,000	0	—	—	—	—	—	60,000

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

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

The Company’s compensation committee currently has three members two of whom are independent, namely Messrs. Zhenhang Jia, and Zhaolin Ding. Under the terms of the June 2007 securities purchase agreement with Barron Partners and the other investors, we were required, prior to August 12, 2007 to appoint a compensation committee comprised of at least three directors, a majority of whom are independent directors, and damages in the amount of approximately $176,800.00 accrued for breach of this provision from November 1, 2007 through July 25, 2008.

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

The following table sets forth certain information with respect to the beneficial ownership of the voting securities by (i) any person or group with more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group, as of November 25, 2008.

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

Less that 1%.

(1)
As of November 25, 2008 we had 15,799,450 outstanding shares of common stock. In determining the percent of common stock owned by a stockholder on November 25, 2008, (a) the numerator is the number of shares of common stock beneficially owned by such stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the conversion of convertible securities or the exercise of warrants held by such stockholder, and (b) the denominator is the sum of (i) 15,799,450, the number of shares outstanding on November 25, 2008, and (ii) the total number of shares underlying the convertible securities and warrants, which such stockholders has the right to acquire within 60 days following November 25, 2008.

(2)	Based on information set forth in Amendment No 1. to a Schedule 13D filed on March 04, 2008.

(3)	These shares are held by affiliates of Ardsley as set forth below:

Name	Number of Shares
Ardsley Partners Fund II, L.P.	702,500
Ardsley Offshore Fund, Ltd.	491,500
Ardsley Partners Institutional Fund, L.P.	455,000
Marion Lynton	17,500

(4)
Mr. Randolph is entitled to receive common stock at the amount of 0.36% of our total outstanding common stock vested monthly over 3 years. As of November 25, 2008 Mr. Randolph was entitled to receive 3,236 shares.

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

The following tables set forth the fees billed to us for the periods covered by this report by our accountants:
Audit and Non-Audit Fees paid and payable to Corovano and Honeck LLP (“C&H”), our current auditors, and Zhong Yi (Hong Kong) C.P.A. Company Limited (“ZY”), auditors to Tianjin Huaneng, as follows:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2007
C&H
Audit Fees	None	60,000
Audit-Related Fees(1)	None	None
Tax Fees	None	None
All Other Fees	None	None

ZY
Audit Fees	None	53,664
Audit-Related Fees(1)	None	None
Tax Fees	None	None
All Other Fees	None	None

Audit and Non-Audit Fees Paid to our former auditor, Child, Van Wagoner & Bradshaw, PLLC and its predecessor firm, Child, Sullivan & Company:

	Fiscal Year Ended	Fiscal Years Ended
	December 31, 2006	December 31, 2007
Audit Fees	$83,000	$33,500
Audit Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

Date: December 2, 2008	/s/ Deli Du
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

/s/ Deli Du	December 2, 2008
By: Deli Du, Director

/s/ Joseph Levinson	December 2, 2008
By: Joseph Levinson, Director

/s/ Zhaolin Ding	December 2, 2008
By: Zhaolin Ding, Director

/s/ Zhenhang Jia	December 2, 2008
By: Zhenhang Jia , Director

/s/ Yihai Yang	December 2, 2008
By: Yihai Yang, Director

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

/s/ Cordovano and Honeck LLP

Englewood, Colorado USA

March 28, 2008, except for Note 2 acquisition which is dated June 20, 2008 and Note 11 - net income per share and Note 17 - restatement which are dated October 17, 2008.

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Par value	No. of shares	Par value	Capital	income	earnings	equity

Balance at January 1, 2005	-	$-	4,431,000	$4,430	$824,960	$-	$3,441,310	$4,270,700
Shares issued for private placement, net of offering costs of $1,348,626 in cash	-	-	1,714,290	1,715	4,649,674	-	-	4,651,389
Warrants exercised	-	-	60,000	60	230,940	-	-	231,000
Comprehensive income:				-
Net income for the year	-	-	-	-	-	-	1,298,974	1,298,974
Foreign currency translation adjustment	-	-	-	-	-	174,557	-	174,557
Comprehensive income:	-	-	-		-	-	-	1,473,531
Balance as of December 31, 2005	-	-	6,205,290	6,205	5,705,574	174,557	4,740,284	10,626,620
Comprehensive income:
Net income for the year	-	-	-	-	-	-	1,239,501	1,239,501
Foreign currency translation adjustment	-	-	-	-	-	359,352	-	359,352
Comprehensive income:			-					1,598,853
Balance as of December 31, 2006	-	-	6,205,290	6,205	5,705,574	533,909	5,979,785	12,225,473
Shares issued for private placement, net of offering costs of $169,000 in cash and $138,338 in warrants.	1,774,194	1,774			2,579,226			2,581,000
Preferred share dividends					975,807		(975,807)	-
Comprehensive income:
Net income for the year							2,525,141	2,525,141
Foreign currency translation adjustment						600,361		600,361
Comprehensive income:								3,125,502

Balance as of December 31, 2007	1,774,194	$1,774	6,205,290	$6,205	$9,260,607	$1,134,270	$7,529,119	$17,931,975

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

During 2007, the Company set up a branch sales office in the cities of Lian Yun Gang and the City of Bazhou to provide sales support in those cities as sole-proprietorship of its chief executive officer and president, Mr. Deli Du. The sole proprietorships are considered variable interest entities because they (1) lack equity sufficient to finance their activities without additional subordinated financial support and (2) the Company, and not Mr. Deli Du, absorbs the losses or receives the gains.

Based upon a review of the provisions of FIN 46R, the structure of the agreements and activities of the entities described above, the Company determined that it is the primary beneficiary of the sole proprietorships at December 31, 2007. If the facts and circumstances change in the future, the Company could determine that it is no longer the primary beneficiary, which would require China Solar to de-consolidate the sole-proprietorships. The Company's investment in the sole-proprietorships was immaterial as of December 31, 2007.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities ” (“FIN 46R”). The sole-proprietorship business in the name of Mr. Deli Du is regarded a VIE of the Company and is consolidated in the Company’s financial statements. The Company evaluates its relationship with other entities to identify whether they are variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" (FIN 46R), and assesses whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the Company's Consolidated Financial Statements in accordance with FIN 46R.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” , a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2007, 2006 and 2005.

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

T he Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

•	Cost of revenue

Cost of revenue consists primarily of material costs, direct labor, inbound freight charges, depreciation and manufacturing overheads, which are directly attributable to the manufactured products and the provision of the energy-saving projects. Additionally, costs of revenue includes purchasing, and receiving costs, inspection costs, warehousing costs and costs associated with distribution networks.

•	Operating expenses

Selling and distribution expenses consist primarily of non-cash sales promotions, outbound distribution, traveling and transportation expenses, and agency administration expenses. The nature of outbound distribution, traveling, and transportation expenses includes outbound shipping and handling costs related to the sale of our products. It is our Company’s accounting policy to differentiate outbound shipping costs from inbound shipping costs. Inbound shipping costs are capitalized in inventory and charged to costs of sales at the time revenue is recognized. Outbound shipping and handling costs recorded in selling and distribution expense totaled $177,413, $65,312 and $0, for the years ended December 31, 2007, 2006 and 2005, respectively. General and administrative expenses includes advertising expenses and salaries and benefits.

•	Advertising expenses

Advertising costs are expensed as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs” . Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were $1,415,493, $1,106,488 and $646,667, respectively.

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

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes” , which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

•	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The Company provides a three-year standard warranty to all Deli Solar (Bazhou) manufactured products. Repair and replacement of defective component parts during the first year following purchase are covered under the standard warranty program. In the second and third year, repair services are covered under the warranty program but customers pay for the purchase of the replacement parts. Warranty services are performed by our independent sales agents and distributors in return for a 1%-2% discount of the purchase price they pay for our products. No discount is provided to independent sales agents and distributors unless and until warranty services are provided to the Company. The Company has not experienced any material returns and therefore has not provided any discount to independent sales agents and distributors for warranty services.

Under the terms of the contracts for energy-saving projects, the Company provides a product warranty on the equipment sold to its customers for a period of twelve months upon the completion of installation at the Company’s expense.

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

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” . The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and foreign jurisdictions, principally the PRC. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to the reverse merger on March 31, 2005. The Internal Revenue Service (IRS) has not commenced any examinations of the Company's U.S. income tax returns for the year 2005, of which reverse merger taking place, through 2007.

The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. As of December 31, 2007, the Company did not have any significant liability for unrecognized tax benefits. For the year ended December 31, 2007, the Company did not have any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” , or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, which is our fiscal year 2008 that begins in January 2008. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), ‘’Business Combinations’’ , or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51’’ , or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

Acquisition

On May 18, 2007, the Company’s wholly owned subsidiary, Beijing Deli Solar Technology Development Co., Ltd. entered into a purchase agreement to acquire 51% equity interest in Tianjin Huaneng, to expand market share, held by Tianjin Municipal Ji County State-owned Assets Administration Commission for a total purchase price of $3,149,147. By supplemental agreement dated August 8, 2007, the purchase price was reduced to approximately $1,689,741. The Company also incurred additional cost of $769,418 related to finder’s fee, which has been included in the total cost of the acquisition of $2,459,159. The finder’s fee was paid to Tianjin Wangshitong Corporate Consulting Co, Ltd., an unrelated third party. As of December 31, 2007, the Company paid approximately $2,345,018 of the purchase price and the finder’s fee. The remaining balance as of the date of this report was $114,141. In addition, the Company agreed to provide working capital of approximately $2.6 million to Tianjin Huaneng. The accounting date of the acquisition was July 1, 2007 and was accounted for under the purchase method. Tianjin Huaneng results of operations have been included in our consolidated financial statements since the date of acquisition. Tianjin Huaneng is principally engaged in the design, development and manufacturing and marketing of energy-saving related heating products such as heat pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast stoves, heating filters, normal pressure water boilers, solar energy water heaters and radiators. These products are distributed in the PRC and Southeast Asia. Goodwill recorded as part of the purchase price allocation was $1,708,665. Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles such as land use rights which totaled $256,157, with a weighted average amortization period of approximately 50 years.

The aggregate purchase price was $2,459,159, including $1,689,741 of cash and costs related to the acquisition of $769,418. Below is a summary of the total purchase price:

Cash	$1,689,741
Direct acquisition costs	769,418

Total purchase price	$2,459,159

In June 2008, the purchase price allocation was finalized which resulted to no adjustment to the fair value of assets acquired and liabilities assumed. The following table represents the final purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

As of July 1, 2007
Cash and cash equivalents	$196,150
Accounts receivable	2,362,792
Inventories	1,665,617
Prepayments and other receivables	441,882
Property, plant and equipment	589,985
Land use rights	256,157
Goodwill	1,789,324
Total assets acquired	$7,301,907
Short-term bank loan	$588,899
Accounts payable	573,479
Deferred revenue	340,856
Advances from customers	1,326,665
Value-added tax payable	440,207
Income taxes payable	458,705
Deferred tax liabilities	16,059
Accrued liabilities and other payables	716,188
Long-term payables	381,690
Total liabilities assumed	4,842,748
Net assets acquired	$2,459,159

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

The $1,789,324 of goodwill was assigned to the heat solar and related products segment. The company does not expect goodwill to be tax deductible in the PRC.

The following unaudited pro forma financial information for the Company gives effect to the 2007 acquisition as if they had occurred on January 1, 2006. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	Years ended December 31,
	2007	2006

Pro forma net sales	$46,937,497	$34,981,140
Pro forma net income	2,480,272	1,445,425

Pro forma earnings per common share — net income
Basic	$0.20	$0.23
Diluted	$0.20	$0.21

Weighted average common shares outstanding
Basic	12,316,518	6,205,290
Diluted	12,699,332	6,957,876

3.	ACCOUNTS RECEIVABLE, NET

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

During the year ended December 31, 2006, the Company received the amount of $82,639 being the settlement of related party receivables for an advance to one of the Company’s directors. Related party receivable as of December 31, 2007 and 2006 were in the amounts of $-0- and $-0- respectively.

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

Related party payable as of December 31, 2006 included expenses reimbursement payable to Mr. Deli Du, Chairman and Director, in the amount of $22,528. During the year ended December 31, 2007, the Company repaid Mr. Deli Du the amount of $22,528. Related party payable to Mr. Deli Du as of December 31, 2007 was in the amount of $-0-.

9.	STOCK HOLDERS’ EQUITY

Authorized Capital

The Company’s authorized capital stock consists of 66,666,667 shares of $0.001 par value per share common stock and 25,000,000 shares of $0.001 par value per share preferred stock

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Class A Preferred stock

The Company has designated 3,500,000 of its Preferred Shares as Class A Convertible Preferred Shares. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, Class A Convertible Preferred Shareholders shall be entitled to receive out of the assets of the Corporation, an amount equal to $1.55 per share. Each share of Series A Preferred Stock shall be initially convertible into one (1) share of Common Stock subject to adjustment for stock dividend and stock splits, sale or issuance of common stock at a price which is less than $1.55, at the option of the investors, at any time after the original issue date.

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

Sale of Units

On June 13, 2007, the Company entered into a Securities Purchase Agreement with Barron Partners L.P., and two accredited investors in a private placement (“Private Placement) providing for the sale of: (i) 1,774,194 shares of our Series A Convertible Preferred Stock; (ii) stock purchase warrants to purchase an aggregate of 1,774,194 shares of common stock at a price of $1.90 per share; and (iii) stock purchase warrants to purchase an aggregate of 1,774,194 shares of common stock at a price of $2.40 per share. In connection with the Private Placement, the Company deposited 900,000 shares of Series A Convertible Preferred Stock into escrow as security in the event (i) the earnings target for 2007 is not met and (ii) the earnings target for 2008 is not met. The 900,000 shares held in escrow were not included in the diluted earnings per share calculation as the earnings target for 2007 was met and the fulfillment of earnings target for 2008 has not been determined. Net proceeds of $2,581,000 were used to finance business acquisitions.

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

The Company is registered in the United States of America and has operations in three tax jurisdictions: the United States of America, British Virgin Island (“BVI”) and the PRC. The operations in the United States of America and British Virgin Island have incurred net operating losses for income tax purposes. The Company generated substantially its net income from the operation of its subsidiary in the PRC and subject to the PRC tax jurisdiction. The Company has recorded income tax provision for the years ended December 31, 2007, 2006, and 2005.

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

An analysis of the Company’s revenue and total assets are as follows:

	Years ended December 31,
	2007	2006	2005
Revenue:
Solar Heater/Boiler related products	$26,693,850	$21,468,313	$15,577,447
Heat Pipe related products	7,002,015	-	-
Other segment	3,376,481	-	-

	$37,072,346	$21,468,313	$15,577,447

	Years ended December 31,
	2007	2006	2005
Gross profit:
Solar Heater/Boiler related products	$5,672,443	$4,625,319	$3,708,988
Heat Pipe related products	1,820,524	-	-
Other segment	807,301	-	-

	$8,300,268	$4,625,319	$3,708,988

	As of December 31,
	2007	2006	2005
Total assets:
Solar Heater/Boiler related products	$18,690,225	$12,716,185	$10,903,506
Heat Pipe related products	9,029,994	-	-
Other segment	2,919,494	-	-

	$30,639,713	$12,716,185	$10,903,506

Total goodwill:
Solar Heater/Boiler related products	$-	$-	$-
Heat Pipe related products	1,789,324	-	-

	$1,789,324	$-	$-

Other segment in total revenue, gross profit, and assets refers to solar lighting products and sales of spare parts/components. The amount of other segment revenue, gross profit, and assets are less than 10% in each category and disclosed as an “all other” category in accordance with paragraph 21 of SFAS 131. There were no elimination or reversal of transactions between reportable segments.

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

In addition to the payment of the cash purchase price under the Complementary Agreement the parties agreed to an appraisal value of RMB 20 million of SZPSP’s intangible assets which was paid in 1,419,729 shares of common stock. Provided that if on the first anniversary of the closing the common stock price is lower than $2, the Company will pay the difference. Fifty percent (50%) of these shares shall be transferable and unrestricted within one year after the Closing and the remaining Fifty percent (50%) transferable within two years. The shares shall be transferred to SZPSP within 180 days of the closing.  In addition, as part of the purchase price, the shareholders of SZPSP will receive five years warrants to purchase a total of 141,973 shares of common stock at an exercise price of $2.5 per share subject to future adjustments such as stock splits and transactions similar in nature. .

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

On February 25, 2008 the Company raised gross proceeds of approximately $11,300,000 in a private placement providing for the sale of 4,691,499 shares of common stock at a price of $2.40 per share. .

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