Form 10-Q/A
period 2008-09-30
China Solar & Clean Energy Solutions, Inc.
filed 2008-12-05
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, as filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2008 (the “Original Report”), to

●	amend Note 4 to Condensed Consolidated financial statements with regard to pro forma financial information
●	amend Item 4T, "Controls and Procedures."

In addition, we are filing updated certifications pursuant to the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, and 32.1.

Item 1.  Financial Statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	F-2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the three and nine months ended September 30, 2008 and 2007	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September, 2008 and 2007	F-4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September, 2008	F-6

Notes to Condensed Consolidated Financial Statements	F-6 - F-20

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Currency expressed in United States Dollars (“US$”), except for number of shares

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,647,387	$5,466,637
Accounts receivable, net	8,971,587	7,453,009
Inventories	6,746,185	3,875,658
Other receivables and prepayments	6,353,350	1,637,948
Total current assets	26,718,510	18,433,252

Plant and equipment, net	12,903,938	8,819,216
Goodwill	4,705,591	1,789,324
Intangible assets, net	2,450,084	1,597,921
Customer relationships, net	1,045,000	-
Intellectual property - unpatented technology, net	893,000	-
TOTAL ASSETS	$48,716,122	$30,639,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,875,042	$2,111,028
Income tax payables	1,538,863	1,108,433
Other payables and accrued liabilities	8,021,159	8,552,452
Total current liabilities	11,435,064	11,771,913

Long-term liabilities
Deferred tax liabilities	875,640	-
Minority interests	1,960,344	935,825

Stockholders’ equity:
Convertible preferred stock: par value $0.001, 25,000,000 shares authorized, 573,566 (unaudited) and 1,774,194 shares issued and outstanding, respectively	$574	$1,774
Common stock, $0.001 par value, 66,666,667 shares authorized, 13,599,450 (unaudited) and 6,205,690 shares issued and outstanding, respectively	13,599	6,205
Additional paid-in capital	22,303,913	9,260,607
Accumulated other comprehensive income	1,472,805	1,134,270
Retained earnings	10,654,183	7,529,119
Total stockholders’ equity	34,445,074	17,931,975
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,716,122	$30,639,713

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Currency expressed in United States Dollars (“US$”), except for number of shares
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue, net	$21,916,642	$12,629,636	$48,846,916	$25,043,660
Cost of revenue	17,050,868	10,078,609	37,069,100	19,817,653

Gross profit	4,865,774	2,551,027	11,777,816	5,226,007

Operation Expenses
Depreciation and amortization	$183,216	$82,731	$464,599	$153,697
Selling and distribution	1,440,357	583,166	3,060,961	864,698
General and administrative	719,601	532,137	1,602,809	987,093
Advertising	191,615	458,652	640,645	1,118,745
Salaries and benefit	242,813	111,656	667,964	260,649
Total operating expenses	2,777,602	1,768,342	6,436,978	3,384,882

Other income (expenses):
Other income	210,275	-	277,106	-
Interest income	-	-	-	-
Other expense	(42,662)	-	(86,291)	-
Interest expense	(79,379)	(31,845)	(223,075)	(30,207)
Total other (expense) income	88,234	(31,845)	(32,259)	(30,207)

Income before income taxes	2,176,406	750,840	5,308,578	1,810,918
Income tax expenses	467,336	189,770	1,254,614	327,747
Minority interest	69,869	61,996	928,900	61,996
NET INCOME	$1,639,201	$499,074	$3,125,064	$1,421,175

Computation of income available to common stockholders:
Net Income	1,639,201	499,074	3,125,064	1,421,175
Preferred stock beneficial conversion	-	-	-	(975,807)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,639,201	$499,074	$3,125,064	$445,368

Net income per share - basic	$0.12	$0.08	$0.27	$0.07

Net income per share - diluted	$0.11	$0.06	$0.23	$0.06

Weighted average shares outstanding - basic	13,586,827	6,205,290	11,651,656	6,205,290

Weighted average shares outstanding - diluted	15,173,016	8,310,856	13,800,196	7,039,341

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

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

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

For the nine months ended
September 30, 2008
Pro forma revenues	$49,240,836
Pro forma net income	$3,121,870

Pro forma earnings per common share — net income
Basic	$0.24
Diluted	$0.21

Weighted average common shares outstanding
Basic	13,076,836
Diluted	15,255,376

NOTE 5 - BALANCE SHEET COMPONENTS

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)

Raw materials	$1,168,344	$656,605
Consumables	73,685	5,359
Work-in-process	2,507,975	2,464,441
Finished goods	2,996,181	749,253
Inventories	$6,746,185	$3,875,658

Other receivables and prepayments consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)

Advance to suppliers	$2,528,515	$493,421
Prepaid expenses	235,026	249,598
Deposits	2,306,868	894,268
Other receivables	1,282,941	661
Other receivables and prepayments	$6,353,350	$1,637,948

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
(Unaudited)

NOTE 8 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

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

Acquisition of interest from Tianjin Huaneng minority shareholders

On October 27, 2008, Beijing Deli Solar Technology Development Co., Ltd., our wholly-owned subsidiary (“Deli Solar (Beijing)”), entered into an Equity Interest Purchase Agreement to acquire approximately 29.97% of the outstanding equity interest of Tianjin Huaneng Group Energy Equipment Co., Ltd., a majority-owned subsidiary of the Company (“Tianjin Huaneng”), from the minority shareholders of Tianjin Huaneng.

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

In addition, the Company decided to increase its equity interest in Tianjin Huaneng by contributing an additional RMB 15,740,000 ($2,295,531 US Dollars), which increased the registered capital of Tianjin Huaneng from RMB 5.94 million to RMB 21.68 million.

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

 Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Key Items during nine months ended September 30 2008

Significant financial items during the nine months ended September 30 2008 include:

•	Completed acquisition of SZPSP.

•	Overall net sales increased 95% to $48,846,916.

•	Net income increased by 120% to $3,125,064

Sales Revenues

An analysis of the Company’s revenues for each segment follows:

	Nine months ended September 30,
Revenue	2008	2007
Solar water heaters/Boilers & Space heaters	$24,143,764.24	$21,227,322.00
Heat-pipe related products	$17,349,528.95	$3,816,338.00
Energy saving projects	$7,353,622.80	$0
	$48,846,915.98	$25,043,660.00

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

Gross profit margin for this segment decreased slightly during the nine months ended September 30, 2008 to 20.3% compared to the approximately 20.9% in the same period in 2007. The increased competition led to the drop of the profit margin of the solar system. We are facing severe price competition in the traditional solar water heater market. We expect price competition to continue through the end of 2008. As a result, we can foresee the continuous decrease in the profit margin of the solar water heaters. Accordingly, to deal with this trend, management intends to invest more in R & D to develop a new high tech product and focus on flat-plate solar panels for commercial and industrial customers instead of traditional evacuated tube solar water heaters for residential customers.

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

Net cash used in investing activities was $8,541,976 for the nine months ended September 30, 2008, compared with $2,877,802 for the same period of 2007. The increase was due to acquisition of SZPSP and purchase of common share interests from Tianjin Huaneng minnority shareholders, and the purchase of new facilities and assembly lines in connection with the SZPSP acquisition.

Net cash provided by financing activities was $10,102,656 for the nine months ended September 30, 2008, compared with $2,481,602 for the same period of 2007. The increase was due to the purchase of 4,691,499 shares of common stock by the investors in our February 2008 private placement and the exercise of 75,000 warrants.

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

Accounts Receivable

During the nine months ended September 30, 2008, accounts receivable increased to $8,971,587 from $7,453,009 as of December 31, 2007, primarily due to consolidation with SZPSP. SZPSP recorded $1,174,334 of accounts receivable. The majority of each of our company’s sales is on credit terms in accordance with terms specified in the contracts governing the relevant transactions. We evaluate the need for an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the allowances for doubtful accounts during the nine months ended September 30 2008 were none.

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

 Item 4T.  Controls and Procedures.

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

Changes in Internal Control.

In connection with the review by the Division of Corporation Finance of the Securities and Exchange Commission of the Company’s audited financial statements for the fiscal year ended December 31, 2007 as set forth in the Registration Statement on Form S-1 (File No. 333-150233) and the Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed April 10, 2008 (File No. 0-12561) management identified an error in the calculation of the diluted net income per share resulting in an understatement of the Company’s diluted net income per share by ten cents per share. On November 6, 2008 the Company filed an amended Annual Report on Form 10KSB/A for the fiscal year ended December 31, 2007 wherein the Company revised the diluted net income per share amount and corresponding computation for the year ended December 31, 2007 to reflect the diluted net income per share amount as adjusted.

The management considered the impact of this error on the effectiveness of the Company’s internal control over financial reporting. In view of the material weakness described below, management no longer believes that the Company's internal controls over financial reporting were effective.

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

China Solar & Clean Energy Solutions, Inc.
(Registrant)

Date: December 2, 2008	/s/ Deli Du
Deli Du
Chief Executive Officer and President (principal executive officer)

Date: December 2, 2008	/s/ Yihai Yang
Yihai Yang
Acting Chief Financial Officer
(principal financial officer and accounting officer)