Form 10-K
period 2008-12-31
China Solar & Clean Energy Solutions, Inc.
filed 2009-04-15
CIK 717588

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______________ to _________________

Commission file number:                        000-12561

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
(Exact name of Registrant as Specified in Its Charter)

Nevada	95-3819300
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Building 3 No. 28, Feng Tai North Road, Beijing, China	100071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 10-63850516

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes     ☒  No

The aggregate market value of the 11,342,439 shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2008 was $15,879,415, which was computed upon the basis of the closing price $1.40 on that date.

There were 16,173,016 shares of common stock of the registrant outstanding as of April 12, 2009

Documents Incorporated by Reference: None.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements And Other Information Contained In This Report
Currency

TABLE OF CONTENTS

PART I

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to China Solar & Clean Energy Solutions, Inc. and its subsidiaries.

Our Annual Report on Form 10-K for 2008, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.

Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements constitute forward-looking statements within the meaning of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements reflect our then current beliefs, projections and estimates with respect to future events and our projected financial performance, operations and competitive position.

Such risks and uncertainties include, without limitation, our ability to raise capital to finance our operations, the effectiveness, profitability and the marketability of our services, our ability to protect our proprietary information, general economic and business conditions, the impact of technological developments and competition, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation of the solar power industry, our ability to enter into acceptable relationships with one or more manufacturers for solar panel components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, our ability to attract or retain qualified senior management personnel, including sales and marketing and technical personnel and other risks detailed from time to time in our filings with the SEC, including those described at the end of Item 1 below. We do not undertake any obligation to update any forward-looking statements.

ITEM 1.	BUSINESS

Business of the Company

Overview

We manufacture and distribute solar water heaters, renewable energy solutions, and space heating devices in the People's Republic of China (“PRC”).  Our product line consists of solar hot water heaters, multifunctional space heating products,. Waste heat recovery systems and energy-saving heating product resales.  Our business is conducted through our wholly owned PRC based operating subsidiaries, Bazhou Deli Solar Energy Heating Co. Ltd. (“Bazhou Deli Solar”) and Bazhou Deli Solar Energy Heating Co.Ltd.(“Bazhou Deli Solar”) and our majority owned Tianjin Huaneng Group Energy Equipment Co., Ltd.(“Tianjin Huaneng”) and Shenzhen PengSangPu Solar Industrial Products Corporation (“SZPSP”).

Growth Strategy

Organic and Acquisition Oriented Growth

Our business strategy includes organic growth through our core businesses and acquisition oriented growth through opportunistic acquisitions and investments.  As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, increase our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities.  In addition, we also consider opportunities related to investing in new businesses and we expect to make investments in, and to acquire businesses, products, or technologies in the future.

One of the key factors for enhancing our organic growth is our human resources growth strategy. We plan to strengthen our technical capability through recruiting specialized personnel, internal training and outside technology collaborations, including our technical research and development and support services, which will help facilitate our plan to enter into the high-end solar technology market. At the same time, we expect to recruit management executives to help execute our growth oriented strategies. Another key factor in the development of our core business and markets is our emphasis on brand recognition. We plan to increase the amount and type of our product advertisements, establish a nationwide sales channel and export channel, hold technology promotion conferences, increase public relations activities and create an after-sales service network.

Governmental Environmental Policy Support

In “The Guidelines of the Eleventh Five-Year Plan for National Economic and Social Development” authorized by the tenth session of PRC National People's Congress, provided that the energy consumption per unit of GDP should be reduced by approximately 20% percent and that the total major pollutant emissions should be reduced by 10%. In addition, the Energy Conversation Law was enacted in 2008 along with the Guidelines for Public Building Energy Conservation and the Guidelines for Civilian Building Energy Conservation. These policies provide huge business opportunities for the low-carbon industries, including energy conservation, renewable energy and new energy industries. Since solar energy is considered a renewable energy, its application and promotion are vigorously supported by the PRC government. We believe that such government policies can help us increase our solar energy water heater sales in China and also further increase our growth opportunities in other low-carbon industries and develop new markets.

Low-Carbon Industry Opportunities

The PRC government’s policy to reduce the CO2 emissions provides significant business opportunities for the low-carbon industry. Our investments in this area will include direct investments, technical collaborations and market cooperation. Opportunities in the low-carbon market include performance of energy efficiency evaluations, energy conservation programs, and energy conversion options, utilization of renewable energy, clean energy and new energy alternatives. We plan to recruit professionals with expertise in energy efficiency evaluation services and provide energy conservation and conversion services through the EPC method (Energy Performance Contracting). The potential market for energy conservation in China is very large, and the investment costs for such industry is relatively low. We believe that if we can successfully recruit personnel with technological expertise and develop marketable technological products to address the low-carbon industry market, our business in this market should develop rapidly.

Rural Market Opportunities

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

We have eight years of marketing and sales experience in rural areas. Presently, we sell our solar water heaters and space heaters primarily in the rural areas of the north-east part of the PRC including Hebei, Beijing, Tianjin, Heilongjiang, and Liaoning, where there is prolonged sunny and dry weather.  Our marketing and sales team works with our agents to educate our end users and inform them of the utility, functionality and comparative cost advantages of our products as compared to electricity and gas water heaters. As a result of the feedback from rural customers. We have been able to design our products to meet their specific needs and concerns.

Technical Capabilities

We will enhance our technical strength through recruiting high-end technical professionals, especially the inventors who have the rights to the patents in the relevant fields. At the same time, we plan to establish strategic alliances with national scientific and research institutions in the energy field. In addition, we further plan on developing the collaborations with industrial design institutions and large construction corporations, capitalizing on the production capacity of Tianjin Huaneng and its ability to participate in the bids of EPC projects (Engineering/Procurement/Construction Contractor).

Brand Strategy

 Brand identity.

We further plan on strengthening our corporate identification system (CIS) to transform our core culture into a vigorous slogan though repetition in our advertisements, enterprise outward appearances, product packaging and product instruction booklets, as well as in various promotional activities and public relations events. We will use the same slogan to create a unified image to the public for all of our different brands.

Advertising

Based on various advertising effectiveness studies in the PRC, we believe that large scale advertising on TV and other mass media can have a significant impact on rural residential purchase decisions. We spent approximately $1,423,914, or 2.7% of sales, on advertising in 2008 compared to $1,415,493, or 3.8% of sales, on advertising in 2007.

Business Promotion.
As a specialty product manufacturer, technical seminars and public relations activities are an important part for our business. We need to communicate with our customers with regard to the company and our culture, technology, values and services and we also invite the participation of governmental officers, who are responsible for the development of energy, financial and tax and technology policies, in our activities. In addition, we organize activities for various industries for them to communicate and exchange ideas about their technologies. Such activities help promote our company and its efforts and products.

Our Multi-Brand Strategy

In order to position our products in different tiers of markets, we have utilized a multi-brand approach. Our solar hot water heater brands include: “Ailiyang,” “De Yu” and “Deli Solar.” Ailiyang is not a registered trademark. Our space heating brands include "De Yu" and "Du Deli". Each of these brands targets a different type of customer. We classify the brand names of the solar hot heaters into three types: Premium, Standard, and Economy, and space heating products into two types: Premium and Standard. Below are some of our products and related brand names and classifications:

Our Brand Name	Classification
Solar Water Heaters
Deli Solar	Premium

DeYu	Standard
Space Heating Series

Du Deli	Premium

DeYu	Standard

We intend to achieve the following objectives through the Multi-Brand Strategy:
•	to target different products in different tiers of the same geographical market;
•	to eliminate agency dominance in a regional market by granting non-exclusive agencies to more than one distributor in a region;
•
to create competition among agents by assigning only one specific brand of our products to one distributor in a sales region so that each different distributor will be responsible for selling a brand different from other distributors in the same geographical region. We periodically evaluate the performance of distributors in the same region, and then provide suggestions to help them perform better. In addition, we also encourage them to increase sales of our premium products; and

•	to increase the market share of our products.

Our distribution and agency network

We use a network of wholesalers, dealers and retailers to distribute our products. After we manufacture and assemble our products, we sell them to our wholesalers, generally located in major cities or provincial hubs, who then sell our products on to a network of smaller distributors, or dealers, in outlying areas. Sometimes when the dealers are closer to our warehouse, we also sell directly to dealers to simplify the payment process and reduce transportation costs. Because these dealers are usually developed by the wholesalers, each direct sale to a dealer will be recorded on the account of the wholesaler who developed the business relationship with such dealer. Our end users purchase their products from either wholesalers or dealers, who also handle the installation and warranty service of the systems for the end users.  We also have a marketing department consisting of approximately 87 marketing and sales personnel who collect feedback from our customers and other market information for our management and our product development team. In 2009, we plan on developing certain foreign markets, and establishing the regional sales and service networks through cooperating with local agencies.

Our After-Sales Services Network

We are in the process of implementing an after-sales services network in parallel with our national sales and distribution network. Our after-sales services are primarily performed by our sales agents and distributors. We have begun to provide technical training to our 300 domestic distributors in order to provide after-sales services to our end users. The local distributors are very enthusiastic about having the ability to provide after-sales services to the end users, which also provides the distributors with a new source of revenue. One additional benefit to us provided by the after-sales services network is the ability to receive product feedback from our end users on a constant basis. We can use this information to continuously adjust our production plans, product designs, inventory control and marketing and sales strategies. Based on the most current customer feedback. With respect to our export markets, we request that our local general agents attend our training courses in China, and that when they sell our products in their home countries, that they establish service networks in such countries to fulfill the same service standards and policies as ours.

Corporate Organization and History

Corporate Structure

The following diagram sets forth our current corporate structure:

_______________________

*Neither China Solar nor Deli Solar (BVI) has any operations or currently intend to have any operations in the future other than acting as a holding company and management company for Bazhou Deli Solar and Beijing Deli Solar and raising capital for their operations.

Corporate History

China Solar & Clean Air

We were formerly known as Deli Solar (USA), Inc. until October 29, 2007 when we changed we changed our name to China Solar & Clean Energy Solutions, Inc.   Deli Solar (USA), Inc. was formerly known as Meditech Pharmaceuticals, Inc. (“Meditech”).  Meditech was incorporated in Nevada on March 21, 1983.  On August 15, 2005, Meditech changed its name from Meditech to Deli Solar (USA), Inc. and completed a one of six reverse stock split of the common stock. On August 29, 2005 Meditech completed a spin-off of its drug development business to East West Distributors, Inc., its wholly owned subsidiary.

Bazhou Deli Solar

 Deli Solar, founded in 1997, designs, manufactures and sells renewable energy systems to produce hot water and for space heating in the PRC. Bazhou Deli Solar’s principal products are solar hot water heaters and multifunctional space heating products, including coal-fired boilers for residential use. Bazhou Deli Solar also sells component parts for its systems, and provides after-sales maintenance and repair services.

In 2004, Deli Solar (BVI), was organized as a limited liability company under the International Business Companies Act of the British Virgin Islands by Mr. Deli Du of Bazhou City, Hebei Province, PRC and others (with Mr. Du owning 80%) as a holding company for Bazhou Deli Solar.  On August 1, 2004, Deli Solar (BVI) purchased all the capital stock of Bazhou Deli Solar from Messrs. Deli Du, his brother Xiaosan Du and Xiao'er Du, for RMB 6,800,000 (approximately $879,920). As a result of that transaction, Bazhou Deli Solar became a wholly foreign-owned enterprise (“WFOE”) under PRC law, by virtue of its status as a wholly-owned subsidiary of a foreign company, Deli Solar (BVI).

Reverse Merger and Financing

On March 31, 2005, Meditech entered into a stock contribution agreement with the shareholders of Deli Solar (BVI) under which Meditech acquired all of the issued and outstanding shares of capital stock of Deli Solar (BVI) in exchange for the issuance to the shareholders of Deli Solar (BVI) of 4,067,964 shares of Meditech’s common stock. In connection with such stock contribution, we received net proceeds of $5,748,015 from the sale of 1,642,990 shares of common stock and warrants to a number of accredited investors in a private placement (adjusted to give effect to the one-for-six reverse stock split of the common stock, which became effective on August 15, 2005).

As a result of foregoing transactions, the former shareholders of Deli Solar (BVI) (including Mr. Du) became holders of a majority of the common stock of Meditech and Deli Solar (BVI) became a wholly owned subsidiary of Meditech. Following (i) Mr. Du's purchase of the 56,259 shares from a third party for $500,000, (ii) the issuance to him of the additional 3,254,371 shares in exchange for his 80% of the outstanding shares of Deli Solar (BVI) and (iii) the simultaneous issuance by us of an additional 1,642,990 shares to accredited investors in the private placement, Mr. Du became the owner of 57% of our issued and outstanding common stock.

Beijing Deli Solar

During the quarter ended June 30, 2006, we established a new wholly owned subsidiary, Beijing Deli Solar to further develop our business in Beijing. We contributed $1 million into Beijing Deli Solar for its registered capital.  Beijing Deli Solar is principally engaged in the installation of large solar water heaters in construction projects in major cities in the PRC, including Beijing.

Tianjin Huaneng

Tianjin Huaneng, incorporated in 1987, manufactures and installs waste heat recovery systems.  Tianjin Huaneng’s products are sold in more than 28 provinces in the PRC as well as Singapore, Indonesia, and North Korea. Tianjin Huaneng was a state-owned enterprise with 51% of its equity formerly-owned by Tianjin Municipal Ji County State-owned Assets Administration Commission (“SAAC”) and 49% owned by the employees.  On May 18, 2007, Beijing Deli Solar entered into an agreement with SAAC to purchase 51% of the equity interests in Tianjin Huaneng for a purchase price of RMB24,100,000 (approximately $3.1 million). The transaction closed on July 1, 2007 and we paid approximately $1,575,600 in July 2007. By supplemental agreement between the parties dated August 8, 2007, the purchase price was reduced to approximately $1,689,741. However in addition to the purchase price we are required to pay a finder’s fee of approximately $769,418.  In addition, Beijing Deli Solar assumed 51% of the liabilities of Tianjin Huaneng and contributed RMB20,000,000 (approximately $2.6 million) as working capital to Tianjin Huaneng. Beijing Deli Solar also agreed to employ the 550 current Tianjin Huaneng employees pursuant to new three year employment contracts.

On October 27, 2008, Beijing Deli Solar entered into an agreement to acquire approximately 29.97% of the outstanding equity interest of Tianjin Huaneng, from the minority shareholders of Tianjin Huaneng for a cash purchase price of RMB 10.68 million (approximately $1.5 million).  In addition, we agreed to issue to the Tianjin Huaneng shareholders a total of 1,000,000 five year warrants to purchase our common stock at an exercise price of $1.10 per share.  We also agreed to increase its equity interest in Tianjin Huaneng by contributing an additional RMB 15,740,000 (approximately $2.3 million) to the registered capital of Tianjin Huaneng.  As a result of the consummation of the agreement and the additional capital contribution, we now own approximately 91.82% of the equity interest in Tianjin Huaneng.

Tianjin is a city in the PRC which is approximately 50 miles from Beijing and has a population of approximately 10.24 million (as of December 31, 2004), and is one of only four municipal cities directly governed by the central government in China.

Shenzhen PengSangPu Solar Industrial Products Corporation

SZPSP, incorporated in1993, is principally engaged in the resale of energy-saving heating products such as heat pipes, heat exchangers, pressure water boilers, solar energy water heaters and radiators.  SZPSP is also operating a distribution facility in Shenzhen, PRC.  On March 31, 2008 Beijing Deli Solar acquired 100% of the outstanding equity interests of SZPSP from its three shareholders for an aggregate purchase price of RMB 28,800,000 (approximately $4 million) in cash, 1,419,729 shares of our common stock, and five year warrants to purchase 141,973 shares of common stock at an exercise price of $2.50 per share (subject to adjustment).  Beijing Deli Solar has the right to elect a majority of the board members of SZPSP. The three shareholders agreed to loan the cash purchase price back to the Beijing Deli Solar to be used as working capital. Fifty (50%) of the principal amount of this loan was required to be repaid within one year and the remaining balance is required to be repaid within two years.  In addition to the payment of the cash purchase price, we paid RMB 20 million for SZPSP’s trademarks and other intangible assets which was paid by the issuance of 1,419,729 shares of our common stock. We agreed that if on the first anniversary of the closing our common stock price is lower than the share price ($2), we will pay the difference.

SZPSP warranted that if (i) for the year ended December 31, 2008 its sales revenues are less than RMB 99 million (approximately $13,670,068) or its after-tax net profits are less than RMB 9.43 million (approximately $1,302,108) or (ii) for the year ended December 31, 2009, sales revenues are less than RMB 143.9 million (approximately $19,868,336) or its after-tax net profits are less than RMB 12.13 million (approximately $1,674,789), SZPSP will pay the difference between the revenue and the targeted revenue of the year specified by reducing the amount payable on the shareholders’ loan. If the shareholders’ loan is not sufficient to pay the difference, the common shares held by SZPSP will be returned to us to the extent necessary for the remaining balance.

Executive Offices

Our executive office is located at Building 3, No. 28 Feng Tai North Road, Beijing, China, 100071 and our telephone number is 10-63850516.

Products

Solar Water Heater Products

Our solar water heaters are primarily used to generate hot water for residential use.  We manufacture two types of solar hot water heaters: evacuated tubular solar water heaters and flat plate solar water heaters. There are two major types of evacuated tubular solar water heaters: standard evacuated tubular solar water heaters and evacuated heat pipe solar water heaters.  Approximately 47 % of our total revenues for 2008 were derived from sales of our solar water heaters stayed the same percentage compared to 47% of our total revenues for 2007.

Solar water heaters use sunlight to heat either water or a heat-transfer fluid in collectors. The solar collector is mounted on or near a house facing south. As sunlight passes through the collector's glazing, it strikes an absorbing material. This material converts sunlight into heat, and the glazing prevents the heat from escaping. The two most common types of solar collectors used in solar water heaters in the PRC market are evacuated tube collectors and glazed flat plates. Solar-heated water is stored in an insulated tank until use. Hot water is drawn off the tank when tap water is used, and cold make-up water enters at the bottom of the tank. Solar water heaters tend to have a slightly larger hot water storage capacity than conventional water heaters. This is because solar heat is available only during the day and sufficient hot water must be collected to meet evening and morning requirements.

Heat Pipe Related Products

We also manufacture waste heat recovery systems, heating products such as heating pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast stoves, heating filters, normal pressure water boilers, and radiators.  These products are used primarily in manufacturing facilities in which the manufacturing processes require the generation of large amounts of heat, such as steel and chemical plants. The waste heat can be used to generate hot water at the manufacturing facilities.  Sales of these products and systems comprised approximately 31 % of our total sales revenues in 2008 compared to 19% of our total revenues for 2007.

Boilers and Space Heating Products

We also manufacture boilers, furnaces, stove heating, and space heating products, Most of our boilers and space heating products are coal-fired, small scale units for residential space heating and cooking.

We manufacture more than 80 types of boilers, furnaces, space heating and stove cooking products. Separated by functions and use, our boilers, furnaces and stove heating products can be divided into three types: (i) combined cooking and space heating, comprising approximately 60% of our sales of boilers and space heating products, (ii) combined shower and space heating, comprising approximately 10% of our sales of boiler and space heating products, and (iii) multifunctional shower, cooking and space heating, comprising approximately 30% of our sales of boilers and space heating products.

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

Integrated Solar Heating Packages

A number of our products are being used in complete building integrated solar heating packages, which integrate our solar hot water and space heating systems directly into the construction of new multi-family dwellings, commercial office buildings and industrial developments. In September 2008, we signed a contract to be the sole supplier of solar water-heating systems to the Overseas Chinese Village in Shenzhen City (the” Village”). The Overseas Chinese Village is a residential community for overseas Chinese in Shenzhen. It spans over 125 acres and contains a total of 22 high-rise buildings. The Village is believed to be the largest residential project in China to rely completely on solar-heated water. We will be supplying and installing its state-of-the-art solar water-heating systems throughout the residential area. The contract is valued at approximately $3.5 million.

Waste Heat Recovery Systems and Energy-Saving Industrial Kilns

Tianjin Huaneng has twenty-years experience in waste heat recovery. Its waste heat recovery systems and energy-saving heating products have excellent reputations in the marketplace and have a loyal customer following in the chemical and metallurgic fields. Based upon Tianjin Huaneng’s technical strength and production capacity, we plan on revising its operational procedures and modifying its technologies to increase its production capacity and reduce its operating costs. In addition, we prepare to cooperate with the prestigious domestic industrial design institutions to increase the production capacity of energy-saving industrial kilns in 2009.

New Product Pipeline

We have the following products in the product planning and developing stage:

Photovoltaic powered water heaters. We are in the process of improving the physical performance of photovoltaic powered water heaters. Photovoltaic technology (PV) is a technology that converts solar energy into electricity. Photovoltaic modules or panels are made of semiconductors that allow sunlight to be converted directly into electricity. These modules can provide customers with a safe, reliable, maintenance-free and environmentally friendly source of power for a very long time. This system consists of a photovoltaic array connected to several resistive heating elements within a water storage tank. The PV array produces electrical power during periods of solar irradiation and this power is immediately dissipated in the resistive elements.  We believe that the following factors make photovoltaic powered water heaters an attractive addition to our existing product line:

•	severe electricity shortages for the PRC's grid-connected residents,
•	the complete absence of grid electricity for millions of others and the poor prospect of improvement via incremental central station capacity and grid development in the near future, and
•	The abundance of solar energy resource in the PRC and an active rural banking system.

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

Manufacturing

Process, Cost, and Capacity

Bazhou Deli Solar assembles and manufactures most of its products in its own production facility in Bazhou. Tianjin Huaneng assembles and manufactures most of its products in its own production facility in Tianjin. SZPSP assembles and manufactures most of its products in its own production facility in Shenzhen. Our senior manufacturing personnel include a number of professional engineers and senior technology consultants. Bazhou Deli Solar utilizes an automated production line for the manufacture of water tanks, while our other products are manufactured utilizing manual labor.

Set forth below is certain information regarding our current manufacturing capacity:

Current Manufacturing Capacity

	Daily Unit No.	Annual Unit No.)

Solar Water Heaters	500	133,000

Boilers and Space Heating Products	120	26,000

Biomass Stove	100	21,700

Raw Materials and Principal Suppliers

The primary raw materials for manufacturing our products are stainless steel plate, vacuum tubes, iron and regular steel plate. These raw materials are generally available on the market and Bazhou Deli Solar has not experienced any raw material shortage in the past. Because of the general availability of these raw materials, it has not been our standard practice to enter into long-term contracts or arrangements with most of our raw materials suppliers. We believe that this gives us the flexibility to select the most suitable suppliers based on product quality and price terms provided by suppliers each year. We generally have at least three suppliers that are pre-approved for each raw material supply. However, this arrangement does not provide any guarantee that necessary raw materials will continue to be available at prices or delivery terms acceptable to us.

During the past three years, we have purchased stainless steel plate primarily from Lingyi Co. in Shandong Province. Our three principal suppliers of vacuum tubes have been Shangdong Taian Co., Beijing Linuo Co. and Beijing Tianpu Co. Our principal supplier of steel and iron plate has been the local market in Bazhou City, where Bazhou Deli Solar is located, which has approximately 100 steel suppliers. We do not rely on any particular suppliers to procure other raw materials.

Quality Control

Our manufacturing processes follow strict guidelines and standard operating procedures that we believe are compliant with ISO 14000. Our products are routinely tested as are individual aspects of our production. Bazhou Deli Solar is in the process of applying for ISO 14000 certification and anticipates that the certification will be issued by the end of 2008.   SZPSP has been issued ISO9001: 2000 certification.

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

Due to the national policies for saving energy and reducing the emission of pollutants, as well as the fundamental needs for manufacturing enterprises to efficiently utilize energy and reduce production costs, there remains a strong demand for our waste heat recovery systems and energy-saving heating products in the near term. Tianjin Huaneng will primarily be responsible for the production of energy conservation and waste heat recycling products. However, non-polluting production technology products will gradually replace the currently adopted low-end technology in the industrial market. The product line of Tianjin Huaneng will also gradually turn into the design and production of energy-saving industrial kilns.

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

Distribution

The PRC is a vast country geographically and the market for our products covers many regions. To penetrate the market effectively, especially the less-developed rural areas, we have established a vast distribution and sales network that includes approximately 800 distributors and wholesalers and approximately 2,001 local appliance retailers covering 26 provinces in China, with a focus on the northern PRC area, north-eastern PRC area, Beijing metropolitan area, and Tianjin metropolitan area. The northern PRC area includes Hebei Province, Henan Province, Shandong Province, Shanxi Province, and An'hui Province. The north-eastern PRC area includes Liaoning Province and Heilongjiang Province.   Sales to these areas consist of approximately 70% of our total sales revenues. We believe that our comprehensive distribution and sales network enables us to efficiently service the rural communities without having to rely on any particular agent or distributor for our sales. In the past five years, no single agent or distributor has generated more than 5% of our total annual sales.

We are able to attract a large number of distributors, sales agents, and retailers for the following reasons:

•
We produce both solar hot water heaters and boilers, while the majority of manufacturers in the PRC normally produce only one type of product. Sales of solar hot water heaters and boilers are both affected by seasonality. Since our solar hot water heaters are in high demand in the spring and boilers are in high demand in the fall, the combined production of solar hot water heaters and boilers allows us to provide our distributors, wholesalers and retailers with salable products throughout the year.

•
We carefully select our distributors and provide support to them. Our contracts with our wholesalers and distributors normally have a three- to five-year term. While most of our agency and distributor contracts are non-exclusive, we are seeking to establish exclusive distribution relationships with some strong distributors. We require new sales agents to deposit a significant amount of cash as a down payment towards the purchase of our systems. We consider the following factors in our selection of a new distributor or wholesaler: (i) local solar energy status and market potential; (ii) local competition; (iii) sales and market potential in the covered area; (iv) presence of alternatives, such as gas or electricity; and (iv) credibility of the candidate.  For each candidate we select, we enter into an agency contract with it, under which we provide warranty cards, product testing certificates, product brochures, and other promotional materials. In addition, we help them design store logos and show rooms, provide them with uniforms, and assist them to make marketing plans.

Research and Development Activities

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

Intellectual Property

Trademarks

Bazhou Deli Solar is the holder of the following trademarks registered with the Trademark Offices of the PRC National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Authorized Scope	Valid Term	Certificate Number

Deli Solar	Boiler (Space Heating Utility);	03/14/2003	to 1978396
	Solar Hot Water Utility;	03/13/2013
Solar Stove and Solar Energy
Collection Heater

Du Deli	The same as the above	01/28/2003	to 1978532
01/27/2013

De Yu	Solar Energy Collection Heat	07/28/1998	to 1195609
	and Boiler (Not machine accessory)	07/27/2008

Aili Solar (to replace our brand “Ailiyang”)	Approved, pending the trademark certificate delivery

A registered trademark is protected for a term of ten years, renewable for another term of ten years under the trademark law of the PRC, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

Patents

SZPSP has obtained the following patents in the PRC for its unique solar energy selective absorbing coat and manufacturing technology:

Authorized Scope	Valid Term	Certificate Number

Cold water recovery system in solar heating	2015	ZL200620016815X
Recycle Heating Product in different temperature system	n/a	Application submitted 7/4/06 UPDATE

Domain names

We own and operate a website under the internet domain name http://www.delisolar.com .. Traffic to our other internet domain names www.AiLiYang.com are directed to that website. SZPSP owns and operates a website under the internet domain name http://www.szpsp.com ..

Logos

Our brand logos are the following:

Industry

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

Cost Economics of Solar Water Heaters

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

Annual Sales

1999 A	5.0 million m(2)

2000 A	6.0 million m(2)

2001 A	8.0 million m(2)

2002 A	10.0 million m(2)

2003 A	12.0 million m(2)

2004 A	16.2 million m(2)

2015 F	232.0 million m(2)

A = actual. F = forecast. Source: China Solar Hot Water Industries Development and Research Report (2001-2003), jointly published by the solar energy association and commission described above.

The market prospects for the solar energy industry has been recognized by more and more countries, businesses and financial sector. Many developed countries and regions have to develop photovoltaic development plan. By 2010, the United States plans to install 4.6GW, the EU plans to install 3.7GW, Japan plans to install 5GW, and other developing countries plan to install 1.5GW, with the world’s accumulated installation expected to be 14-15GW with anticipated sales revenue of US $30 billion dollars. According to long-term renewable energy development planning by 2010, China's solar photovoltaic will reach a total capacity of 400MW and 2020, it is expected to reach 2200MW.

Similarly, solar water heaters market will become more mature. According to the Chinese Solar Energy Society by 2010, Chinese solar water heater production will reach 30 million square meters,  keeping volume will reach 150 million square meters, a thousand people have 109 square meters to share, and by 2020, it is predicted that production will reach 45 million square meters, keeping volume will reache 300 million square meters, a thousand people will have 210 square meters.

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

Government Regulation

We are not subject to any requirements for governmental permits or approvals or any self regulatory professional associations for the manufacture and sale of solar hot water heaters. We are required to obtain a production approval from the Quality and Technology Supervisory and Control Bureau at the provincial level for the manufacture and sale of boilers and space heating products. Bazhou Deli Solar obtained the approval to manufacture, install and repair small and regular size pressure boilers and space heating products from Hebei Provincial Quality and Technology Supervisory and Control Bureau on August 28, 2002 effective for five years. We are currently in the process of renewing the certificate. Other than the foregoing, Bazhou Deli Solar is not subject to any other significant government regulation of its business or production, or any other government permits or approval requirements, except for the laws and regulations of general applicability for corporations formed under the laws of the PRC.  We are not aware of any PRC environmental law which affects the production or sale of our products.

Employees

As of December 31, 2008 we had approximately 768 full time employees and 220 part time employees.

Bazhou Deli Solar requires each employee to enter into a one-year standard employment agreement. Tianjin employees have three year agreements. The standard employment agreement contains a confidentiality clause and a covenant-not-to-compete clause, under which an employee must keep confidential all manufacturing technology including drawings and other technology materials, sales and financial information, and trade secrets obtained through his or her employment with us. Breach of this confidentiality clause will result in termination of employment. Further, each employee may not compete against us for a certain period of time following the termination of employment with us. We purchase group workers' compensation policy on behalf of our employees, and the premium is deducted from each employee's paycheck.

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

We currently do not carry any product liability or other similar insurance, nor do we have property insurance covering our plants, manufacturing equipment and office buildings. While product liability lawsuits in the PRC are rare and Bazhou Deli Solar has never experienced significant failures of its products, we cannot assure you that Bazhou Deli Solar would not face liability in the event of any failure of any of its products. We plan to purchase property insurance to cover our manufacturing plants, equipment and office buildings by the end of the second quarter of 2008.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right." The following are the details regarding our land use rights with regard to the two pieces of land that we use in our business. The land use rights owned by Deli Du, our Chief Executive Officer, President and Director, were transferred to us in October 2005 for a price of RMB20,000 (approximately $2,588). The application for the change of the land use right certificate for this piece of land was submitted to Bazhou City National Land Resources Bureau on January 16, 2006. Once the application is approved, the registered holder for this land will be Bazhou Deli Solar As of October 11, 2007, the application has not yet been approved and the registered holder is still Mr. Du.

Bazhou Deli Solar’s factory facilities are located outside of the city of Bazhou in the Hebei Province of the PRC.  Bazhou Deli Solar utilizes one factory in Bazhou with a total of over 10,000 square meters of production, warehouse, and office space and space for use as a distribution center and an approximately 2,000 square meters of office space and exhibition center in Beijing.

Bazhou Deli Solar built a new facility in 2008 with area 9,900 square meters. Total construction costs were $2,926,287 of which $2,926,287 was paid in fiscal 2008.

Tianjin Huaneng’s factory facilities are located outside of the Tianjin municipalities of the PRC.  Tianjin Huaneng’s utilizes one factory in Tianjin with over 51,000 square meters of production, warehouse, and office space and space for use as a distribution center.

Tianjin Huaneng built a new facility with over 7,500 square meters in March, 2008, which commenced operations in November, 2008. Total construction costs were $1,141,252  of which $1,141,252 was paid in fiscal 2008.

SZPSP’s factory facilities are located outside of the city of Shenzhen in the Guangdong Province of the PRC. SZPSP utilizes two factories in Shenzhen with a total of over 2,000 square meters of production, warehouse, and office space and space for use as a distribution center.

On March 17, 2006, Bazhou Deli Solar entered into an agreement with the local government to acquire land use rights of a land of 61,530 square meters at the price of approximately $919,858. This piece of land is close to the present Bazhou factory and is used to enlarge the present manufacturing base at Bazhou City. The land use right has been approved by the local government after payment of approximately $919,858. An official certificate evidencing the land lease has not yet been delivered from the government to us.

Registered Holder	Location & Deed Number	Usage and Nature	Square meters	Construction/building on the land	Term of use right	Transfer price
Deli Solar (Bazhou)	Bazhou, Ningnan Village; #98060026	Industrial Transferred Land	10,244.05 Sq. M	Plant, warehouses, accessories room, convention center	50 years (from March 25, 1998 to March 25, 2048	RMB 615,000 (approximately $79,581) was paid to the Langfang Municipal Land Administration Bureau, plus annual land use fee of RMB 5122 (approximately $ 662.79)

Mr. Deli Du	Eighty kilometers from Bazhou Jingbao Road North; #20010700405	Office space for Deli Solar Bazhou Granted Land	816 Sq. M	Office building, accessories room	50 years (from June 11, 2001 to June 3, 2051	RMB 20,000 (approximately $ 2,588) was paid to the Langfang Municipal Land Administration Bureau

Deli Solar (Bazhou)	Close to Bazhou Jingbao Road	Factory Facilities	61,530 Sq. M	Factory facilities	Pending the Land Use Right Certificate	approximately $919,858 was paid to Bazhou local government

Tianjin Huaneng Group Energy Equipment Co. Ltd.	No. 119 Yuyang South Road Ji County, Tianjin	Factory	51,000 Sq. M		50 years from September 2004 to September 2054	Approximately 528,000 was paid to Ji county

Total			72,590.05 Sq. M

We lease 19,140 square meters of land (“Leased Land”) from Bazhou County Credit Union Lianshe Branch (“Credit Union”) for an office building pursuant to a 20 year renewal lease at an annual rent of RMB 120,000 (approximately $15,528) which commenced on May 1, 2003. The lease is automatically renewable for another 20 year term subject to terms to be negotiated at the expiration of the first 20-year term. We are retaining a majority of the building's usable space for our business and seeking to sublease the rest to parties with business related to ours such as our sales agents, distributors, accessory parts dealers, and after-sales service agents. We also constructed a business center on the Leased Land. The business center is to be used for show rooms, retail stores, and a distribution center for solar related products and space heating products.

We lease our Beijing office facility of approximately 2,000 square meters at No. 28, Fengtai Bei Road, Fengtai District from Beijing Dajiangxia Technology and Trade Co., Ltd. pursuant to a renewable lease commencing October 1, 2005 to August 8, 2011 for an annual rent of RMB370, 000 (approximately $47,878) for the first year and RMB400, 000 (approximately $ 51,760) for the second year, and the following years pending a possible increase. We paid annual rent of RMB 400,000 in 2008.

ITEM 3.	LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries is a party to any pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of our securities holders during the fourth quarter of 2008 through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CSOL.OB”. There has never been any established public market for shares of our common stock.  The following table sets forth the high and low bid prices, in the over-the-counter market, as reported and summarized by the OTCBB, for each fiscal quarter during each of the fiscal years ended December 31, 2008 and December 31, 2007. These prices are based on inter-dealer prices, without retail markup, markdown or omissions and may not represent actual transactions.

	High	Low
Year Ended December 31, 2008
03/31/2008	3.70	1.50
06/30/2008	2.36	1.36
09/30/2008	1.65	1.05
12/31/2008

Year Ended December 31, 2007
03/31/2007	3.73	3.50
06/30/2007	2.60	1.81
09/30/2007	3.45	1.75
12/31/2007	4.50	2.40

On April 12, 2009, the last reported sale price of our common stock was $0.62 per share.

Since the completion of the reverse merger, our common stock has traded sporadically and with high volatility. Consequently, our historical prices may not be an accurate indication of the future prices of our common stock.

Holders

As of April 14, 2009, there were 16,173,016 shares of our common stock issued and outstanding, and there were approximately 2,518 holders of record of our outstanding shares of common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Dividends

We have never declared or paid any cash dividends on our common stock. The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions and the ability of our PRC based operating subsidiaries Bazhou Deli Solar and Beijing Deli Solar (Beijing) to obtain approval to send monies out of the PRC. In addition, under the terms of the certificate of designation which was filed in the office of Secretary of State for the State of Nevada on June 12, 2007 in connection with the issuance of the Series A Preferred Stock, we are restricted in paying dividends on our common stock. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

February 2008 Private Placement

On February 25, 2008 we raised gross proceeds of approximately $11,300,000 in a private placement providing for the sale to certain institutional investors of 4,691,499 shares of common stock at a price of $2.40 per share. The net proceeds to us from that transaction were $9,995,156.51. The net proceeds are to be used for acquisitions, building new plant to increase the capacity and for general working capital. The shares were not registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided in Section 4(2) of the Act and Regulation D promulgated thereunder.

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

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are engaged in the solar and renewable energy business in the People's Republic of China (“PRC”).  Our business is conducted through our wholly owned PRC based operating subsidiaries, Bazhou Deli Solar, BeijingDeli Solar, and our indirect subsidiaries Tianjin Huaneng (majority owned) and SZPSP.

The Company has four reportable segment: solar heater/biomass stove/boiler related products, heat pipe related products, energy-saving projects and other products, which includes heat exchangers and other products that fall outside of the first three segments.

Bazhou Deli Solar designs, manufactures and sells renewable energy systems to produce hot water and for space heating in the PRC. Bazhou Deli Solar’s principal products are solar hot water heaters and multifunctional space heaters, including coal-fired boilers for residential use. Bazhou Deli Solar also sells component parts for its products and provides after-sales maintenance and repair services.

Beijing Deli Solar is principally engaged in the installation of large solar water heaters in construction projects in major cities in the PRC, including Beijing. However, so far there is no revenue derived from Beijing Deli Solar.

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

Approximately 46.8% of our sales revenues for the fiscal year ended December 31, 2008 were derived from sales of our solar water heaters/biomass stove/boiler related products, 30.8% derived from sales of heat pipe related product 16.9% derived from sales of our energy saving projects, and 5.5% derived from sales of others. Approximately 76% of our sales revenues for the fiscal year ended December 31, 2008 were derived from sales made to PRC based customers, with the remaining 24% from the international market.

Recent Developments

In 2008, the Company’s wholly owned subsidiary Deli Solar Holding Ltd. entered into an agreement with Shenzhen Fuwaysun Technology Co., Ltd. (“Fuwaysun”) pursuant to which Deli Solar Holding acquired the outstanding shares of Fuwaysun. Deli Solar Holding loaned $3,000,000 to Fuwaysun, which amount will automatically become part of the purchase price in the event both parties complete the share transfer and investment plan agreed on between the parties within six months from the date of execution of the agreement.  In the event the parties do not complete the share transfer and investment plan within six months from the date of execution of the agreement Fuwaysun will return the principal amount of the loan plus interest to Deli Solar Holding.  In the event the parties do not complete the share transfer and investment plan within six months from the date of execution of the agreement Fuwaysun shall return the principal amount of the loan plus interest to Deli Solar Holding.  On April 9, 2009, the Board approved an amendment to the Fuwaysun agreement to extend the period of time for the consummation of the Fuwaysun Acquisition until June 30, 2009.

On September 6, 2006, the Company entered into an Agreement of Intent on Share Transfer (“Xiongri Agreement”) to acquire 60% of the outstanding equity interest of Shenzhen Xiongri Solar Energy Heating Co., Ltd. (“Xiongri”) from its sole shareholder (“Xiongri Acquisition”). Among other things,  pursuant to the Xiongri Agreement, the Company agreed to loan to the shareholder of Xiongri two loans in the aggregate amount of RMB 10,000,000, which loans would serve as a purchase price payment in the Xiongri Acquisition if Xiongri reached certain net profits in 2006, as specified in the Xiongri Agreement.  On April 9, 2009, the Board approved an amendment to the Xiongri Agreement to extend the time period for the consummation of the Xiongri Acquisition, including all closing conditions to be performed as set forth in the Xiongri Agreement, to June 30, 2009.

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

Revenue Recognition

Product sales are recognized when the products are delivered to and inspected by customers and title has passed. Bazhou Deli Solar provides a three-year standard warranty on all of the products it manufactures. Under this standard warranty program, repair and replacement of defective component parts are free of any charge during the first year following the purchase. In the second and third year, replacement parts must be paid for by the customer but not the labor. Most of our warranty services are performed by our independent sales agents and distributors in return for a 1-2% discount of the purchase price they pay for our products. Accordingly, we have recorded no liability for warranty reserve. We also allow our sales agents and distributors to return any defective product for exchange.

Sales-type leases

The Company engages in installing energy-saving facilities and leases the equipment to customers. The Company will transfer all benefits, risks and ownership of the leased property to the customers at the end of the lease term. The Company's investment cost in these projects is recorded as Sales-type leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases" and its various amendments and interpretations. The sales and cost of goods sold is recognized at the point of sales. The investment in sales-type lease consists of the sum of the total minimum lease payments receivable less unearned interest income. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease. The gross investment on sales-type lease is recorded as net of unearned interest Income.

Sales-type leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all sales-type lessees with payments outstanding less than 90 days. Based upon management's judgment, sales-type lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. We consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. We also re-evaluate the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008, we expect these assets to be fully recoverable.

Business Combinations, Goodwill and intangible assets

We account for business combinations in accordance with SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. SFAS 141 requires intangible assets acquired in a business combination to be recognized and reported separately from goodwill.

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. We generally seek the assistance of independent valuation experts in determining the fair value of the identifiable tangible and intangible net assets of the acquired business. We assign all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

We test goodwill for impairment on an annual basis. In this process, we rely on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

We evaluate intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

Key Items in 2008

Significant financial items during 2008 include:

•
Increase by us of ownership in Tianjin Huaneng from 51% to 91.8% through purchase of additional equity interests from minority shareholders and additional contribution to Tianjin Huaneng’s registered capital; and

•	Acquisition of SZPSP.

RESULTS OF OPERATIONS

Years ended December 31, 2008 and December 31, 2007

Sales Revenues

The following table sets forth a breakdown of our net revenues for the periods indicated:

Revenue:	2008	2007

Solar Heater/Biomass Stove/Boiler related products	$25,098,563	$26,693,850
Heat Pipe related products	16,554,371	7,002,015
Energy-saving projects	9,078,203	3,376,481
Solar Heat collector and others	2,952,514	—
Total	53,683,651	$37,072,346

Overall: Sales increased to $53,683,651 for 2008 as compared to $37,072,346 for 2007, an increase of approximately $16,611,305 or 44.8%. This increase was primarily due to increased sales by Tianjin Huaneng and SZPSP. We acquired Tianjin Huaneng and commenced selling heat pipe related products on July 1, 2007. We acquired the entire equity interest in SZPSP in March 2008.

Solar Water Heater/Biomass Stove/Boiler Related Products: Sales revenues of this product segment decreased to $25,098,563 for 2008 from $26,693,850 for 2007, a decrease of $1,595,287 or 6.0%. The decrease in sales of these products was primarily because we added a fourth segment—solar heat collectors and others—and accounted for the sales revenue of certain products under this fourth segment instead of the solar water heater/biomass stove/boiler related products segment as we did in 2007. To a lesser extent, this decline was also due to a decrease in the selling prices of our solar water heaters and boiler related products, which constituted the vast majority of our total sales of this segment. The prices of our solar water heaters and boiler related products have been declining due to increased competition.

Heat Pipe Related Products: Sales revenues increased to $16,554,371 in 2008 from $7,002,015 in 2007, an increase of $9,552,356 or 136.4%. This increase was mainly due to the fact that we did not begin to sell heat pipe related products until we acquired Tianjin Huaneng on July 1, 2007.

Energy-saving projects: Sales revenues increased to $9,078,203 for 2008 from $3,376,481 for 2007, an increase of $5,701,722 or168.9%. This increase was mainly due to our acquisition of SZPSP in March 2008.

Solar Heat collectors and others: Sales revenues were $2,952,514 for 2008 as compared to none for 2007. We did not account for these products as a separate segment prior to 2008. We added this segment in 2008 after we acquired SZPSP and had more sales of these products.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

Cost of revenue:	2008	2007

Solar Heater/Biomass Stove/Boiler related products	$20,741,274	$21,021,407
Heat Pipe related products	13,680,415	5,181,491
Energy-saving projects	7,502,163	2,569,180
Solar Heat collectors and others	2,439,936	—
Total	$44,363,788	$28,772,078

Overall: Cost of revenue was $44,363,788 for 2008, an increase of $15,591,710 or 54.2% from $28,772,078 for 2007. This increase was primarily attributable to an increase in our material costs, generally in line with our increased sales revenues.

Solar Water Heaters/Biomass Stove/Boiler Related Products: Cost of revenue decreased $280,133, or 1.3%, to $20,741,274 for 2008 from $21,021,407 for 2007, mainly because we accounted for certain products under the solar heat collector and others segment in 2008 instead of this segment as we did in 2007.

Heat Pipe Related Products: Cost of revenue increased to $13, 680,415 for 2008, an increase of $8,498,924 or 164.0% from $5,181,491 for the prior year. This increase was primarily attributable to the increased cost of steel during the first nine months of 2008.

Energy-saving projects: Cost of revenue increased to $7,502,163 for 2008, an increase of $4,932,983 or 192.1% from $2,569,180 for the prior year. This increase was in line with the increase in our sales of such products in 2008.

Solar Heat collectors and others: Cost of revenues was $2,439,936 for 2008 as compared to none for 2007 as we commenced sales of these products in 2008. We did not account for these products as a separate segment prior to 2008.

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

Gross profit:	2008	2007
Solar Heater/Boiler related products	$4,357,289	$5,672,443
Heat Pipe related products	2,873,956	1,820,524
Energy-saving projects	1,576,041	807,301
Solar Heat collector and others	512,577	—
Total	9,319,863	$8,300,268

Overall: As a result of the foregoing, gross profit for 2008 was $9,319,863, compared to $8,300,268 for 2007, an increase of $1,019,595 or 12.3%.

Gross margin (gross profit as a percentage of sales) in 2008 was approximately 17.4% compared to approximately 22.4% in 2007. Our profit margin decreased in 2008 primarily because a decrease in the selling prices of our products as we faced increased competition in the industry.

Solar Heater/Biomass Stove/Boiler Related Products: Gross profit from this segment decreased to $4,357,289 in 2008 from approximately $5,672,443 for 2007, or a decrease of $1,315,154 or 23.2%. The decrease in gross profit is due primarily to two factors. First, we accounted for certain products under the solar heat collector and others segment in 2008 instead of this segment as we did in 2007. Second, the selling prices were lower in 2008 as we faced increased competition from our competitors. Accordingly, our gross margin for this segment also decreased in 2008 to 18.4% as compared to 21.2% in 2007.

Heat Pipe Related Products: Gross profit on the sale of heat pipe related products increased by $ 1,053,432, or 57.9%, to $ 2,873,956 for 2008 from $1,820,524 for 2007. Gross margin (gross profit as a percentage of sales of these products), however, decreased to 17.4% in 2008 from approximately 26.0% for 2007.

Energy-saving projects: Gross profit increased to $1,576,041 for 2008 from $807,301 for 2007, reflecting an increase of $768,740 or 95.2%. This increase was mainly due to the fact that we acquired SZPSP in March 2008. Gross margin (gross profit as a percentage of sales of these products), however, decreased to 17.4% in 2008 from approximately 23.9% for 2007.

Solar Heat collector and others: Gross profit was $ 512,577 for 2008 since we did not account for these products as a separate segment prior to 2008.

Operating Expenses

Operating expenses increased to $9,077,912 for 2008 as compared to $5,114,634 for 2007. This represented an increase of $3,963,278 or about 77.5%.

Depreciation and amortization increased by $672,621, or 237.8%, to $955,443 for 2008 from $282,822 for 2007, mainly due to our depreciation and amortization by Tianjin Huaneng and SZPSP.

Selling and distribution expenses increased to $3,995,401 for 2008 from $827,839 for 2007, representing an increase of $3,167,562, or 382.6%, due to increases in marketing and promotional expenses by our sales force, and in salary and benefits associated with the expansion of our sales force, including through our acquisition of Tianjin Huaneng and SZPSP.

General and administrative expenses increased by $123,096, or 3.1%, to $4,127,069 for 2008 from $4,003,973 for 2007. This increase included liquidated damages of approximately $523,026 paid to certain investors due to our delay in effecting a registration pursuant to our registration rights agreement with such investors in our February 2008 private placement. The increase was also attributable to the consolidation of SZPSP and expenses such as legal fees related to our February 2008 private placement.

Income (loss) from Operations:

As a result of the foregoing, income from operations for 2008 was $241,951, as compared to $3,185,634, representing a decrease of $2,943,683 or 92.4%.

Total Other Income (Expenses)

Total other expenses were $3,392,973 in 2008, as compared to total other income of $154,576 for 2007. Total other expenses comprised mostly losses on non-recurring items of $3,012,488.12, including goodwill impairment of $2,314,389 related to our acquisition of SZPSP and inventory write-downs by Tianjin Huaneng of $101,799 (RMB695753) and Deli Solar (Bazhou) of $71,544 (RMB488,975) for obsolete inventories.

Income Taxes

Our income taxes decreased to $193,418 in 2008 from $615,325 in 2007, primarily due to reduced income by certain of our PRC subsidiaries.

Minority Interest

Minority Interests were $818,893 for 2008 as compared to $199,744 for 2007 due to share of profits by minority interests from consolidation with Tianjin Huaneng.

Net Income (Loss)

As a result of the foregoing, we incurred a net loss of $4,163,332 in 2008, as compared to net income of $2,525,141 for 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities was $4,637,112 for 2008, as compared to net cash provided by operations of $4,673,831 for 2007. This was mainly due to an increase in inventories, an increase in payments made in advance to suppliers, and our increased production costs for energy saving projects.

Net cash used in investing activities was $9,007,996 for 2008, as compared to $5,419,926 for 2007. The increase was due to acquisition of SZPSP, purchase of additional equity interests from Tianjin Huaneng minority shareholders and contribution to additional registered capital of Tianjin Huaneng, and the purchase of new facilities and assembly lines in connection with the SZPSP acquisition.

Net cash provided by financing activities was $10,102,656 for 2008, as compared to $2,400,306 for 2007. The increase was primarily due to the purchase of 4,691,499 shares of common stock by the investors in our February 2008 private placement and the exercise of 75,000 warrants.

We believe that current cash will be sufficient to meet anticipated working capital and capital expenditures. However, we need to require additional cash resources for future developments of business, including any investments we may decide to pursue.

Cash

Cash and cash equivalents decreased to $2,404,996 at December 31, 2008 from $5,466,637 at December 31, 2007. This was primarily due to two loans we made to Shenzhen Fuwaysun Technology Co., Ltd. in the amount of $3,000,000 and RMB3,000,000 ($424,352) and our increased spending on working capital and capital expenditures, partially offset by the net proceeds of $9,995,156 we received from the sale of stock to investors in February 2008. While we anticipate that our cash flow will be sufficient to support our operations for the next 12 months, we will need to raise additional equity capital to make further acquisitions. There can be no assurance that financing will be available to us, or that if available, that it will be available on satisfactory terms.

Accounts Receivable

During 2008, accounts receivable, net decreased by 2.3% to $ 7,284,255 from $7,453,009 at the end of 2007, primarily due to our acquisition of Tianjin Huaneng and SZPSP. Tianjin Huaneng and SZPSP both have a large balance of accounts receivable. SZPSP engages in installing energy-saving facilities and leasing the equipment facilities to customers.

We evaluate the need for an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the allowances for doubtful accounts for 2008 were $845,034, as compared to $766,795 for 2007.

Inventory

Inventories as of December 31, 2008 increased by 87.4% to $ 6,950,844 from $3,875,658 as of December 31, 2007 primarily due to our acquisition of Tianjin Huaneng and SZPSP. The inventory mainly consists of finished goods waiting for transportation or installation and unfinished energy saving projects.

Other receivables and prepayments

Other receivables and prepayments as of December 31, 2008 increased to $7,870,575 from $1,637,948 as of December 31, 2007, primarily due to our loan agreements to Fuwaysun and loan agreements to Xiongri. Other receivables and prepayments mainly consist of advances to suppliers, prepaid expenses and customers’ deposits.

Property, plant and equipment

Property, plant and equipment as of December 31, 2008 increased to $15,366,009 from $8,819,216 as of December 31, 2007 primarily due to our acquisition of Tianjin Huaneng and SZPSP. The increase is mainly contributable to an increase in buildings, plant and machinery and office equipment.

Goodwill

We recorded goodwill of $2,284,903 as of December 31, 2008, compared with $1,789,324 as of December 31, 2007. The increase was primarily due to our increased shareholding of Tianjin Huaneng and acquisition of SZPSP.

Intangible assets

Intangible assets refer to land use rights of the Company. The amount increased from $1,597,921 as of December 31, 2007 to $1,709,184 as of December 31, 2008 primarily due to our acquisition of Tianjin Huaneng and SZPSP. All of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement which is 50 years, on a straight-line basis.

Accounts payable

Account payable as of December 31, 2008 increased to $5,301,349 as of December 31, 2008 from $$2,111,028 as of December 31, 2007.

Income tax payables

Income tax payable of $ 2,236,298 decreased as of December 31, 2008 primarily due to our reduced income.

Other payables and accrued liabilities

Other payables and accrued liabilities as of December 31, 2008 decreased to $8,386,698 from $8,552,452 as of December 31, 2007 primarily due to consolidation with SZPSP. The increase mainly comprised of increases in accrued expenses, customer deposits, other payable, taxes payable and deferred revenue.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements for the fiscal years ended December 31, 2008 and 2007, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9AT.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our ‘‘disclosure controls and procedures’’ (‘‘Disclosure Controls’’) as of the end of the period covered by this Form 10-K. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

The evaluation of our Disclosure Controls included a review of the Disclosure Controls’ objectives and design, the Company’s implementation of the Disclosure Controls, and their effect on the information generated for use in this Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our finance department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based on the Disclosure Controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information related to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Our board of directors was advised by Cordovano and Honeck LLP, our independent registered public accounting firm, that during their performance of audit procedures for 2008, they identified the following deficiencies which they considered to be material weaknesses in corporate governance and compliance with laws and regulations:

•	Lack of board of directors approval for contracts related to the following businesses: Fuweisheng, Lianyungang, Xiongri and Xiangnian;
•	Failure to obtain State approval for incorporation of two new businesses (Fuweisheng and Xiongri);
•	Failure to disclose information on the new businesses in Form 10-K or 10-Q;
•
Failure to comply with the terms of the Fuweisheng agreement which would have resulted in the timely incorporation of a new business and the consolidation of its financial information into the results of operations of the Company for the year ended December 31, 2008; and

•
Failure to obtain approvals from State Commerce Department and State Foreign Currency Administration Bureau and failure to complete share transfer registration process with State Industrial and Commercial Administration Bureau, in connection with the acquisition of SZPSP.

The deficiencies were mainly related to inadequate staffing and supervision that could lead to the timely disclosure of such information and the obtainment of the required notifications and approvals.

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

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal finance department.

In view of the material weakness discovered in 2008 and described in our 10-K for the year ended December 31, 2007 and the need for the restatement of our audited financial statements for such year, management continues to believe that the Company's internal controls over financial reporting are not effective.

In connection with the review by the Division of Corporation Finance of the Securities and Exchange Commission of the Company’s audited financial statements for the fiscal year ended December 31, 2007 as set forth in the Registration Statement on Form S-1 (File No. 333-150233) and the Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2007, filed April 10, 2008 (File No. 0-12561) management identified an error in the calculation of the diluted net income per share resulting in an understatement of the Company’s diluted net income per share by ten cents per share. Accordingly, on October 27, 2008, the Board of Directors concluded, based on the recommendation of management, that the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 should be restated to correct this error related to the calculation of diluted net income per share and should no longer be relied upon. Management discussed this matter with Cordovano and Honeck LLP, the Company’s independent registered public accounting firm. The Company filed an amended Annual Report on Form 10KSB/A for the fiscal year ended December 31, 2007 to revise the diluted net income per share amount to reflect the diluted net income per share amount of $0.24, in full compliance with SFAS 154, paragraph 26.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management has identified the material weakness which consisted in the error in the calculation of diluted earnings per share and misapplication by the Company of the treasury stock and the “if converted” methods under SFAS No. 128. Since this material weakness was discovered in the last quarter of 2008, we are still in the process of implementing our remediation plan to ensure that our internal controls over financial reporting are effective.

Remediation of Material Weakness

Our plan to remediate any significant deficiencies in internal control over financial accounting includes the following:

1.
Replacement of our Chief Financial Officer. As of March 18, 2008, we hired Ms. Jing Chen as our CFO. Ms. Chen has significant experience as a FO of US public companies, including U.S. GAAP and SOX 404 experience;

2.	Provide training to our accounting and staff on U.S. GAAP; and

3	We are planning to engage the services of a SOX 404 consult.

We believe that with the implementation of all of the above, our internal control over financial reporting will become effective.

Changes in Internal Controls

We are working to refine our internal controls over financial reporting and are making progress in this area. We will continue to implement the above-described remedial procedures.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors as of the date of this report are as follows:

Name	Position	Age

Deli Du	President, CEO, Director	44
Jing Chen	Chief Financial Officer	43
Zhaolin Ding	Director	41
Zhenhang Jia	Director	62
Joseph J. Levinson	Director	33

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

Effective July 25, 2008 Mr. Joseph J. Levinson was appointed as a director. Mr. Levinson is qualified as an “independent director” as defined by the rules of the Nasdaq Stock Market and as a result of his appointment we continue to have a majority of “independent directors,” as three of our directors, namely Mssrs. Ding, Jia and Levinson, are “independent directors” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).   On March 17, 2009, Mr. Yihai Yang  resigned as the Chief Financial Officer of the Company and resigned as a director as of March 31, 2009.

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

Deli Du has been our President, CEO and as a director since March 31, 2005. Mr. Du founded Deli Solar (Bazhou) in 1997 and has been its controlling equity holder, chairman and chief executive officer during the past five (5) years. Since June 2004 he has also been a director and manager of Deli Solar (BVI). He is a standing member of the China Solar Energy Utilization Association, the China Efficiency Boiler Association and the Beijing New Energy and Renewable Energy Union.

Jing Chen has been our Chief Financial Officer since March 17, 2007. Ms. Chen was Chief Financial Officer of China Valves Technology, Inc. (OTCBB: CVVT.OB), a China-based manufacturer of high-quality metal valves, from October 7, 2008 to January 2009.  From December 2007 to October 2008, Ms. Chen was the Chief Financial Officer of Origin Agritech Inc. (NasdaqGS: SEED), crop seed company based in China  Prior to that, Ms. Chen was Senior Director of Finance of iKang Healthcare Inc. from December 2006 to November 2007.  From August 2001 to November 2006, Ms. Chen was the Director of Finance of Elong Inc. (NasdaqGM: LONG), a leading online travel company in China. Ms. Chen holds a Doctor of Business Administration from Victoria University, Switzerland and a MBA from City University Ms. Chen is also a member of CPA Australia.

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

Zhenhang Jia has been a director since August 3, 2007. He has been a director on Beijing Mechanic Engineering and Reusable Energies and Vice Secretary-in-Chief of China Rural Energy Association Energy Saving Space Heating Professional Society from April 1994. He also has been vice chairman, vice secretary-in-chief of Beijing Municipal New Energy and director in Beijing Mechanics and Engineering Committee, Energy Resourses and Engineering Branch from 1995. Mr. Jia has been lecturing in his field of profession in colleges and universities for over ten years and has published two professional books such as Enterprise Energy Saving Technology and 70 papers.

Joseph J. Levinson has served on our board of directors since July 25, 2008.  He served as the Chief Executive Officer of Levinson Services Partnership, a U.S. consulting company, since March 2006. Mr. Levinson also serves as a director and Chairman of the audit committee of China Aoxing Pharmaceutical Co., Inc. (OTCBB: CAXG.OB), a publicly traded corporation engaged in the research, development, manufacture, and marketing of various narcotics and pain management pharmaceutical products in generic and formulations in China. From May 2007 to January 2009, Mr. Levinson served as a director of China 3C Group (OTCBB: CHCG.OB), a retailer and distributor of consumer and business products in China. From September 2006 to February 2007, he worked as the Chief Financial Officer of PacificNet Inc. (OTCBB: PACT.OB), a provider of gaming and mobile game technology worldwide with a focus on emerging markets in Asia, Latin America and Europe. From January 2006 to May 2007, Mr. Levinson worked for Global Pharmatech, Inc. (GBLP.PK) as Chief Financial Officer and a director. From October 2001 to December 2005, Mr. Levinson was a partner at Halo Equity Consulting Partnership, a Hong Kong private equity company. From December 2004 to January 2006, he worked at BOL Media, a PRC media company, as the Chief Financial Officer. Mr. Levinson is a certified public accountant. Mr. Levinson holds a B.S. degree in Accounting and Finance from State of University of New York at Buffalo.

There are no family relationships among our directors or executive officers. We currently do not have directors and officers insurance.

Resignations

Effective July 25, 2008, Mr. Randolph resigned as a director to pursue other interests.  His resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Mr. Jianmin Li served as a director until March 31, 2008 when he resigned as a director. Mr. Li's resignation as director was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Effective March 14, 2008, Mr. Gary Lam resigned as our Chief Financial Officer to pursue other interests.  Mr. Lam’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Effective March 14, 2008, Mr. Yihai Yang was appointed to serve as our Acting Chief Financial Officer and he resigned from such position on March 17, 2009. He resigned as a director on March 31, 2009.  Mr. Yang’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

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

SEC rules require disclosure in the Company’s Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner to file such forms on a timely basis. Based upon a review of the filings made on their behalf during 2008, as well as an examination of the SEC's EDGAR system Form 3, 4, and 5 filings and the Company's records, the following table sets forth exceptions to timely filings:

Name	Reporting Event
Ardsley Advisory Partners (1)	Form 3 filed on June 12, 2008 reporting puechase of 1,666,500 shares on February 25, 2008.

(1)	These shares were purchased by affiliates of Ardsley as set forth below:

Name	Number of Shares
Ardsley Partners Fund II, L.P.	702,500
Ardsley Offshore Fund, Ltd.	491,500
Ardsley Partners Institutional Fund, L.P.	455,000
Marion Lynton	17,500

Code of Ethics

On July 20, 2006, our Board adopted a Code of Ethics that applies to our executive offers and employees. We filed a copy of the Code of Ethics as exhibit 14 to our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The following table reflects the compensation paid to our principal executive officer during each of our fiscal years ending December 31, 2008, 2007 and 2006. None of our other executive officers was paid a salary and bonus of more than $100,000 in 2007 and so none are included in this table.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Deli Du (1)	2008	80,000	—	—	—	—	—	—	80,000
	2007	80,000	—	—	—	—	—	—	80,000
	2006	80,000	—	—	—	—	—	—	80,000

(1) Commencing March 31, 2005, Mr. Du receives an annual salary of $80,000.

Outstanding Equity Awards at 2007 Fiscal Year End

There were no option exercises or options outstanding in 2008.

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

The following table reflects the compensation of directors for our fiscal year ended December 31, 2008:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Zhaolin Ding	20,000	—	—	—	—	—	20,000

Deli Du	20,000	—	—	—	—	—	20,000

Kevin Randolph (1)	—	4,285	—	—	—	—	4,285

Zhenhang Jia	20,000	—	—	—	—	—	20,000

Yang Yi Hai (2)	8,400	—	—	—	—	—	8,400

Joseph Levinson (3)	8,400	—	—	—	—	—	8,400

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

(2)
Mr. Yang was appointed as a director on July 25, 2008. His annual compensation as a director was $20,000 and he received $8,400 for his service as a director for the partial year he served on our board of directors in 2008.

(3)
Mr. Levinson was appointed as a director on July 25, 2008. His annual compensation as a director was $20,000 and he received $8,400 for his service as a director for the partial year he served on our board of directors in 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the voting securities by (i) any person or group with more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group, as of April 13, 2009.

Named and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Class (1)
5% Owners

David Gelbaum and Monica Chavez as trustees of The Quercus Trust, 2309 Santiago Drive Newport Beach, CA 92660 (2)	1,949,283	12.3%

Ardsley Partners (3)	1,666,500	10.5%

Executive Officers

Deli Du, President, CEO and director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	2,837,282	17.9%

Jing Chen, Chief Financial Officer No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%

Directors

Deli Du, President, CEO and director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	2,837,282	17.9%

Zhaolin Ding, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%

Jianmin Li, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%

Zhenhang Jia, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%

Joe Levinson, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%

(1)
As of April 14, 2009 we had 16,173,016 outstanding shares of common stock. In determining the percent of common stock owned by a stockholder on : April 14, 2009, (a) the numerator is the number of shares of common stock beneficially owned by such stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the conversion of convertible securities or the exercise of warrants held by such stockholder, and (b) the denominator is the sum of (i) 15,799,450, the number of shares outstanding on : April 14, 2009, and (ii) the total number of shares underlying the convertible securities and warrants, which such stockholders has the right to acquire within 60 days following April 14, 2009.

(2)	Based on information set forth in Amendment No 1. to a Schedule 13D filed on March 4, 2008.

(3)	These shares are held by affiliates of Ardsley as set forth below:

Name	Number of Shares
Ardsley Partners Fund II, L.P.	702,500
Ardsley Offshore Fund, Ltd.	491,500
Ardsley Partners Institutional Fund, L.P.	455,000
Marion Lynton	17,500

(4)
Mr. Randolph is entitled to receive common stock at the amount of 0.36% of our total outstanding common stock vested monthly over 3 years. As of November 25, 2008 Mr. Randolph was entitled to receive 3,236 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2008 we have not engaged in any transactions with any related persons which would require disclosure under Item 404 of Regulation S-K.

Three of our four directors are independent directors under the definition of “independent director” of the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

ITEM 14.	Principal Accounting Fees and Services.

Effective January 24, 2008, we formally engaged Cordovano and Honeck, LLP as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ended December 31, 2008.  Child, Van Wagoner & Bradshaw, PLLC, Certified Public Accountants, was the our independent registered public accounting firm engaged to examine the Company’s consolidated financial statements for the fiscal year ended December 31, 2007.

Fees for the fiscal years ended December 31, 2008 and 2007
Audit Fees.  Cordovano and Honeck, LLP was paid aggregate fees of approximately $185,257 for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2008 and the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008. Child, Van Wagoner & Bradshaw, PLLC was paid aggregate fees of approximately $105,663 for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

Audit-Related Fees.  None.

Tax Fees.  None.

All Other Fees.  None

Our audit committee did not pass on whether any non-audit services impacted our auditor's independence. We currently do not have any policy or procedures in place for approval of audit and permitted non-audit services by our audit committee.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	The following are filed with this Annual Report:

1.	The financial statements listed on the Financial Statements Table of Contents.

2.	Not applicable.

3.	Not applicable.

b.	The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

c.	Not applicable.

EXHIBIT INDEX

1.1
Equity Purchase Agreement, between Beijing Deli Solar Technology Development Co. Ltd. and Shenzhen PengSangPu Solar Industrial Products Corporation, dated as of January 9, 2008 is incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed by the Company with the SEC on January 15, 2008.

1.2
Complementary Agreement to the Equity Purchase Agreement, between Beijing Deli Solar Technology Development Co. Ltd. and Shenzhen Peng Sang Pu Solar Industrial Products Corporation, dated as of January 9, 2008 is incorporated by reference to Exhibit 1.2 to our Current Report on Form 8-K filed by the Company with the SEC on January 15, 2008.

1.3
Supplementary Agreement to the Equity Purchase Agreement, by and among, Beijing Deli Solar Technology Development Co. Ltd., Shenzhen PengSangPu Solar Industrial Products Corporation and its shareholders named therein, dated as of March 25, 2008 is incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed by the Company with the SEC on April 1, 2008.

1.4
Equity Interest Purchase Agreement, between Beijing Deli Solar Technology Development Co. Ltd. and Tianjin Huaneng Group Energy Equipment Co., Ltd., dated as of October 27, 2008 is incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed by the Company with the SEC on October 31, 2008.

3.1
Certificate of Incorporation (including all amendments thereto) is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed by the Company with the SEC on November 2, 2005.

3.2.1	Bylaws, is incorporated herein by reference to the Registration Statement on Form S-1 filed with the by the Company with the SEC in August 1983.

3.2.2	Amendment to Bylaws dated October 17, 2000, is incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form SB-2 filed by the Company with the SEC on March 26, 2001.

3.2.3
Articles of Merger of Du Solar, Inc. into the Company filed with the Secretary of State of Nevada on October 29, 2007 is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed by the Company with the SEC on November 2, 2007.

4.1	Common Stock Specimen is incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB/A filed on April 17, 2006.

4.2	Form of Warrant is incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form SB-2 filed with the SEC on November 2, 2005.

4.3
Certificate of Designation Rights and Preferences for our Series A Preferred Stock, as filed with the Secretary of State of Nevada on June 12 , 2007 is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

4.4	Series A Preferred Stock Specimen is hereby incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

4.5	Form of Class A Warrant issued on June 13, 2007 is incorporated by reference to Exhibit 4.2 to the to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

4.6	Form of Class B Warrant issued on June 13, 2007 is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

4.7	Form of Placement Agent Warrant is incorporated herein by reference to Exhibit 4.7 to our Registration Statement on Form S-1 filed by the Company with the SEC on April 14, 2008.

10.1
Stock Contribution Agreement, dated March 28, 2005, entered into by and between the Company and Deli Du is incorporated herein by reference to Exhibit A to Schedule 13D filed by the Company with the SEC on April 18, 2005.

10.2
Stock Purchase Agreement, dated March 30, 2005, by and among Deli Du, Halter Capital Corporation, and the Company is incorporated herein by reference to Exhibit B to Schedule 13D filed by the Company with the SEC on April 18, 2005.

10.3	Form of Unit Purchase Agreement is incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form SB-2 filed with the SEC on November 2, 2005.

10.4	Form of Agreement Providing for Investment Banking Services is incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form SB-2 filed with the SEC on November 2, 2005.

10.5
Form of Lock Up Agreement between the Company and the members of the Financial Advisor Group is incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 filed with the SEC on November 2, 2005.

10.6
Agreement on Transfer of Share of Beijing Ailiyang Solar Energy Technology Co., Ltd. is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 28, 2005.

10.7
Land Purchase Agreement by and between Deli Solar (Bazhou) and Deli Du (English Translation) is incorporated herein by reference to Exhibit 10.6 to the Registration Statement Amendment No. 1 on Form SB-2 filed with the SEC on February 6, 2006.

10.8
Land Use Rights Purchase Agreement by and between Deli Solar (Bazhou) and the Governance Commission of Beijiahe Village Chaheji County Bazhou City dated March 16, 2006 (English Translation) is incorporated herein by reference to Exhibit 10.8 to the Registration Statement Amendment No. 2 on Form SB-2 filed with the SEC on May 22, 2006.

10.9
Securities Purchase Agreement dated June 13, 2007 by and among the Company, Barron Partners LP and the other investors named therein, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

10.10
Registration Rights Agreement dated June 13, 2007 by and among the Company, Barron Partners LP and the other investors named therein, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

10.11
Stock Escrow Agreement dated June 13, 2007 by and between the Company and Tri-State Title & Escrow, LLC, as escrow agent, is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

10.12
Closing Escrow Agreement dated June 13, 007 by and between the Company and Barron Partners, L.P., and the other investors named therein and Tri-State Title & Escrow, LLC, as escrow agent, is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed by the Company with the SEC on June 19, 2007.

10.13
State-owned Equity Interest Purchase Agreement by and between Tianjin Municipal Ji County State-owned Assets Administration Commission and Beijing Deli Solar Technology Development Co., Ltd. dated May 18, 2007 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed by the Company with the SEC on September 14, 2007.

10.14
Supplementary Agreement to State-owned Equity Interest Purchase Agreement by and between Tianjin Municipal Ji County State-owned Assets Administration Commission and Beijing Deli Solar Technology Development Co., Ltd. dated August 8, 2007 is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed by the Company with the SEC on September 14, 2007.

10.15
Entrustment Agreement by and between Beijing Deli Solar Technology Development Co., Ltd. and Tianjin Wanshitong Business Management Consulting Co., Ltd. dated August 7, 2007 is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed by the Company with the SEC on September 14, 2007.

10.16
Investor Relations Consulting Agreement dated July 23, 2007 between the Company and Hayden Communications International, Inc. is incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form SB-2 filed by the Company with the SEC on January 24, 2008.

10.17
Securities Purchase Agreement dated as of February 25, 2008 by and among the Company and the investors named therein, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed by the Company with the SEC on March 3, 2008.

10.18
Registration Rights Agreement dated as of February 25, 2008 by and among the Company and the investors named therein, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed by the Company with the SEC on March 3, 2008.

10.19
Make Good Escrow Agreement dated as of February 25, 2008 by and between the Company, the investors named therein, Roth Capital Partners, LLC and Tri-State Title & Escrow, LLC, as escrow agent, is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed by the Company with the SEC on March 3, 2008.

10.20
Escrow Agreement dated as of February 25, 2008 by and between the Company, Roth Capital Partners, LLC and Tri-State Title & Escrow, LLC, as escrow agent, is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed by the Company with the SEC on March 3, 2008.

10.21	Waiver and Consent dated as of February 25, 2008 , is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed by the Company with the SEC on March 3, 2008.

14	Code of Ethics is incorporated by reference to Exhibit 14 to our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 filed by the Company with the SEC on April 11, 2007.

21.1	List of subsidiaries.

31.1	Certification of Deli Du pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jing Chen pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

April 15, 2009	/s/ Deli Du
By: Deli Du,
Chief Executive Officer, President and Director
(principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Deli Du	April 15, 2009
By: Deli Du, Chief Executive Officer, President and Director (principal executive officer)

/s/ Jing Chen	April 15, 2009
By: Jing Chen, Chief Financial Officer (principal financial officer and accounting officer)

/s/ Zhaolin Ding	April 15, 2009
By: Zhaolin Ding, Director

/s/ Zhenhang Jia	April 15, 2009
By: Zhenhang Jia, Director

/s/ Joseph J. Levinson	April 15, 2009
By: Joseph J. Levinson, Director

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

We have audited the accompanying consolidated balance sheet of China Solar & Clean Energy Solutions, Inc. (the “Company”) as of December 31, 2008 and the related consolidated statements of income, cash flows and changes in stockholders’ equity and comprehensive income for the years ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of their operations and their cash flows for the years ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cordovano and Honeck LLP

Englewood, Colorado USA

April 15, 2009

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED   BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$2,404,996	$5,466,637
Accounts receivable, net	7,284,255	7,453,009
Inventories	6,950,844	3,875,658
Other receivables and prepayments	7,870,575	1,637,948

Lease receivables, current	156,579	0

Total current assets	24,667,249	18,433,252

Property, plant and equipment, net	15,366,009	8,819,216
Goodwill	2,284,903	1,789,324
Intangible assets, net	1,709,184	1,597,921

Customer relationships, net	1,017,500
Intellectual property – unpatented technology, net	869,500
Lease receivables, non current	654,578

TOTAL ASSETS	$46,568,923	$30,639,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$5,301,349	$2,111,028
Income tax payables	2,236,298	1,108,433
Other payables and accrued liabilities	8,386,698	8,552,452

Total current liabilities	15,924,345	11,771,913
Deferred tax liability	15,779
Minority interests	1,704,248	935,825

Stockholders’ equity:
Convertible preferred stock: par value $0.001; 25,000,000 shares authorized, 373,000 and 1,774,194 shares issued and outstanding, respectively	373	1,774
Common stock, $0.001 par value; 66,666,667 shares authorized; 13,799,450 and 6,205,690 shares issued and outstanding, respectively	13,799	6,205
Additional paid-in capital	22,966,404	9,260,607
Accumulated other comprehensive income	1,615,082	1,134,270
Retained earnings	3,365,788	7,529,119
Profit earning reserves	963,106	0
Total stockholders’ equity	28,924,551	17,931,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,568,923	$30,639,713

See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED   STATEMENTS OF INCOME
(Currency expressed in United States Dollars (“US$”))

	Year Ended December 31,
	2008	2007	2006
		As adjusted and restated (Note 17)
Revenue, net	$53,683,651	$37,072,346	$21,468,313

Cost of revenue	44,363,787	28,772,078	16,842,994

Gross profit	9,319,863	8,300,268	4,625,319

Operating expenses:
Depreciation and amortization	955,443	282,822	154,946
Selling and distribution	3,995,401	827,839	459,746
General and administrative	4,127,069	4,003,973	2,800,015

Total operating expenses	9,077,912	5,114,634	3,414,707

Income from operations	241,951	3,185,634	1,210,612

Other income (expenses):
Other income	197,154	220,057	45,606
Interest income	262,233
Other expense	(547,705)
Interest expense	(292,167)	(65,481)	(16,717)
Loss on nonrecurring items	(3,012,488)
Total other income (expenses)	(3,392,973)	154,576	28,889

Income before income taxes	(3,151,022)	3,340,210	1,239,501

Income tax expense	(193,418)	(615,325)	-
Minority interests	(818,893)	(199,744)	-

NET INCOME	(4,163,332))	2,525,141	1,239,501

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(4,163,332)	$1,549,334	$1,239,501

Net income per share – basic	$(0.34)	$0.25	$0.20

Net income per share – diluted	$(0. 34)	$0.24	$0.18

Weighted average shares outstanding - basic	12,158,482	6,205,290	6,205,290

Weighted average shares outstanding - diluted	12,158,482	6,396,697	6,957,876

See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$(4,163,332)	$2,525,141	$1,239,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,280,429	324,157	178,437
Impairment for goodwill,inventory	2,702,488
Provision for allowance on accounts receivable	978,006	650,432	(77,267)
Changes in operating assets and liabilities:
Accounts receivable, trade	(965,831)	(7,232,995)	(238,334)
Inventories	(3,313,403)	(3,559,893)	67,418
Other receivables and prepayments	(6,232,627)	(250,037)	(238,268)
Accounts payable, trade	3,190,321	1,963,127	58,526
Income tax payable	1,127,865	1,108,433	-
Other payables and accrued liabilities	(59,921)	8,209,641	262,885
Minority interest	818,893	935,825	-

Net cash provided by operating activities	(4,637,112)	4,673,831	1,252,898

Cash flows from investing activities:
Acquisition of a subsidiary	(662,491)	(489,459)	-
Deposits made to acquire subsidiary		-	(256,278)
Purchase of intangible assets	(981,283)	(635,726)	(932,732)
Purchase of property, plant and equipment	(7,364,222)	(4,294,741)	(2,815,398)

Net cash used in investing activities	(9,007,996)	(5,419,926)	(4,004,408)

Cash flows from financing activities:
proceeds from warrants exercised	107,500	(180,694)	(130,112)
Capital contribution received from shareholders	9,995,156	-	-
Proceeds from issuance of preferred stock (net of offering costs of $169,000 paid in cash)		2,581,000	-
Related receivable		-	82,639
Related payables		-	22,528

Net cash (used in) provided by financing activities	10,102,656	2,400,306	(24,945)

Foreign currency translation adjustment	480,812	600,361	359,352

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,061,640)	2,254,572	(2,417,103)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,466,637	3,212,065	5,629,168

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,404,996	$5,466,637	$3,212,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$538,332	$939,798	$-
Cash paid for interest expenses	$302,961	$95,446	$16,717

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Warrant shares granted for offering costs	$541,695	$138,338	$-
Issuance of common stock for acquisitions of SZPSP	$2,839,458	$0	$-
Issuance of warrants for the acquisitions of SZPSP	$92,193	$0	$-
Preferred share converted	$1,401	$0	$-

See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional	Accumulated Other			Total stockholders’
	No. of	Par	No. of	Par	paid-in	comprehensive	Retained	Earning	Earning
	shares	value	Shares	Value	capital	income	earnings	reserve	reserve equity
Balance as of December 31, 2007	1,774,194	$1,774	6,205,290	$6,205	9,260,607	$1,134,270	$7,529,119		$17,931,975

Shares issued for private placement, net of offering costs of $1,264,451 in cash and $541,695 in warrants.			4,691,499	4,691	9,990,465	-	-		9,995,156
Shares and warrants issued for the acquisition of subsidiary at fair value	-	-	1,419,729	1,420	2,930,231	-	-		2,931,651
Shares issued for services			7,304	7	15,185				15,192
Warrant exercised	-	-	75,000	75	107,425	-	-		107,500
Preferred share converted	(1,400,628)	(1,401)	1,400,628	1,401	-	-	-		-
Minority share purchased					662,491				662,491
Comprehensive income:
Net income	-	-	-	-	-	-	$(4,136,332)		(4,163,332)
Foreign currency translation adjustment	-	-	-	-	-	480,812	-		480,812
Total comprehensive income									(3,682,520)
Profit earning reserves								963,106	963,106

Balance as of December 31, 2008	373,566	$373	13,799,450	$13,799	$22,966,404	$1,615,082	$3,365,788	$963,106	28,924,551

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

On April 1, 2008, Beijing Deli Solar Technology Development Co., Ltd (“Deli Solar (Beijing)”) acquired 100% of Shenzhen Pengsangpu Solar Industrial Products Corporation (“SZPSP”), which is engaged in the re-sale of energy-saving related heating products such as heat pipes, heat exchangers, pressure water boilers, solar energy heaters and raditors. The transaction was accounted for under the purchase method. See Note 2.

On October 27, 2008, Deli Solar (Beijing), entered into an agreement to acquire approximately 29.97% of the outstanding equity interest of Tianjin Huaneng, from the minority shareholders of Tianjin Huaneng.
As a result of the consummation of the agreement and the additional capital contribution, the Company owns approximately 91.82% of the equity interest in Tianjin Huaneng.

China Solar, Deli Solar (BVI), Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing), Tianjin Huaneng, SZPSP are hereinafter referred to as (“the Company”).

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

The consolidated financial statements include the financial statements of China Solar, Deli Solar (BVI), Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing), Tianjin Huaneng, Shenzhen Pengsangpu and the VIE.

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

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At December 31, 2008 and 2007, the Company had $2,404,996 and $5,466,637, respectively, in cash equivalents.

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

Inventories include direct materials, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a first-in, first-out basis. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2008, and 2007, the Company recorded $246,408 and $0 in write-offs.

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

We account for business combinations in accordance with SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. SFAS 141 requires intangible assets acquired in a business combination to be recognized and reported separately from goodwill.

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. We generally seek the assistance of independent valuation experts in determining the fair value of the identifiable tangible and intangible net assets of the acquired business. We assign all the assets and liabilities of the acquired business, including goodwill, to reporting units in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

We test goodwill for impairment on an annual basis. In this process, we rely on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. During the year ended December 31, 2008, we incurred a goodwill impairment charge of RMB16.8 million ($2.4 million). This impairment charge relates to our acquisition for SZPSP as our management has significantly adjusted downward our cash flow forecast for next five years because of the business model of the reporting unit.

We evaluate intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” , a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2008, 2007 and 2006.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

•	Revenue recognition

The Company sells their products and services under a bundled sales arrangement, which typically include equipment, installation, testing and maintenance components. The components of equipment, installation and testing are non-separable and considered as a single unit of deliverables, namely product revenue. Hence, the product and maintenance are considered separate units of accounting in the arrangement. Revenues under these bundled arrangements are allocated considering the relative fair values of two separate deliverables: (a) product deliverable and (b) maintenance deliverable, included in the bundled arrangement based on the estimated relative fair values of each element in accordance with EITF 00-21, “Accounting for Multiple Element Revenue Arrangements” and recognized when the applicable revenue recognition criteria for each element are met. Revenue from product deliverables is recognized upon final acceptance, which is signed by the customer when installation is completed. Revenue from maintenance support for the Company’s products are deferred and recognized ratably over the term of the service period upon the acceptance of the products, which is generally 12 months.

Revenue from the provision of energy-saving projects are recognized when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

Project revenue under sales-type leases

In accordance with SFAS No. 13, "Accounting for Leases", the Company recognizes interest income over the lease term so as to produce a constant rate of return on the net investment in the lease using effective interest method.

Under sales-type leases, the Company also recognizes a profit (or loss) at the beginning of the lease term.
Sales revenue should be recorded for the fair value of the leased asset, or, if lower, the present value of the minimum lease payments, computed using the interest rate implicit in the lease. Cost of sales should be recorded for the carrying amount of the leased asset, less the present value of the unguaranteed residual value.

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

Selling and distribution expenses consist primarily of non-cash sales promotions, outbound distribution, traveling and transportation expenses, and agency administration expenses. The nature of outbound distribution, traveling, and transportation expenses includes outbound shipping and handling costs related to the sale of our products. It is our Company’s accounting policy to differentiate outbound shipping costs from inbound shipping costs. Inbound shipping costs are capitalized in inventory and charged to costs of sales at the time revenue is recognized. Outbound shipping and handling costs recorded in selling and distribution expense totaled $515,363, $177,413 and $65,312, for the years ended December 31, 2008, 2007 and 2006, respectively. General and administrative expenses include advertising expenses and salaries and benefits.

•	Advertising expenses

Advertising costs are expensed as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses for the years ended December 31, 2008, 2007 and 2006 were $1,423,914, $1,415,493 and$1,106,488, respectively.

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

The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively.

•	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in four principal reportable segments: Sales of solar heater or boiler related products, heat pipe related products, Energy-saving projects, and Solar heater collector and others.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and foreign jurisdictions, principally the PRC. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to the reverse merger on March 31, 2005. The Internal Revenue Service (IRS) has not commenced any examinations of the Company's U.S. income tax returns for the year 2005, of which reverse merger taking place, through 2008.

The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. As of December 31, 2008, the Company did not have any significant liability for unrecognized tax benefits. For the year ended December 31, 2008, the Company did not have any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

4.           ACQUISITION

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

Cash Purchase Price: Under the agreement, Deli Solar (Beijing) agreed to pay to the Tianjin Huaneng shareholders RMB 10.68 million ($1,557,578 US Dollars) payable in cash within seven days of the execution of the agreement. Of this aggregate amount, RMB 3.52 million ($515,026) was actually paid at the completion of the acquisition, and the remaining RMB 7.16 million ($1,047,611) will be paid in three annual installments in the next three years.

Warrants Purchase Price: In addition to the cash purchase price, the Company also agreed to issue to the Tianjin Huaneng shareholders a total of 1,000,000 five year warrants to purchase the Company’s common stock at an exercise price of $1.10 per share.

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

The following unaudited pro forma financial information for the Company gives effect to the 2007 acquisition as if they had occurred on January 1, 2007. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	Years ended December 31,
	2008	2007

Pro forma net sales	$53,683,651	$46,937,497

Pro forma net income	(4,163,332)	2,480,272

Pro forma earnings per common share — net income
Basic	$(0.34)	$0.20
Diluted	$(0.34)	$0.20

Weighted average common shares outstanding
Basic	12,158,482	12,316,518
Diluted	12,158,482	12,699,332

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

SZPSP warranted in the Complementary Agreement that if (i) its sales revenue is less than RMB 99 million (approximately $13,670,068) with an after-tax net profit of less than RMB 9.43 million (approximately $1,302,108) for the year ended December 31, 2008; or (ii) if in the year ended December 31, 2009, it does not reach the targeted sales revenue of RMB 143.9 million (approximately $19,868,336) or the after-tax net profit of RMB 12.13 million (approximately $1,674,789), the differential part that has not achieved the profit for the year specified will be paid by reducing the amount payable on the shareholders’ loan. If the shareholders’ loan is not sufficient to pay the difference, the common shares held by SZPSP will be returned to us to the extent necessary for the remaining balance. For the year ended December 31, 2008, RMB 7 million (approximately $1,029,336) has been accrued to reduce the amount payable on the shareholders’ loan.

The current shareholders of SZPSP, being the management of SZPSP, will enter into employment contracts with the Company for a term of three years to remain in their current managing positions of SZPSP, subject to further amendments of such employment arrangement.

After the Closing, Deli Solar (Beijing) has the right to a majority of the board seats of SZPSP.

The accounting date of the acquisition was April 1, 2008 and was accounted for under the purchase method. SZPSP results of operations for the nine months ended December 31, 2008 have been included in consolidated financial statements. The acquisition of SZPSP will enable the Company to immediately begin leveraging its technology and engineering capabilities and expertise, and will significantly expand China Solar’s customer base and present a commercial and industrial market opportunity for solar water heaters in southern China.

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

The $3,055,769 of goodwill was expected to be assigned to the solar heater/boiler related products segment and a new segment of energy-saving projects. The Company does not expect goodwill to be tax deductible in the PRC. Of the $2,350,000 of acquired intangible assets, $310,000 was assigned to in-process research and development which was written off during the nine months ended December 31, 2008, $940,000 was assigned to existing intellectual property, and $1,100,000 was assigned to customer relationships. The acquired identifiable intangibles assets have a weighted-average amortization period totaling approximately 10 years and residual value totaling approximately $0.

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

	2008	2009	2010	2011	2012
Break down of Revenue - IPRD versus products	90%	80%	75%	70%	65%
Existing products	10%	20%	25%	30%	35%
IPRD	100%	100%	100%	100%	100%

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

The following unaudited pro forma financial information gives effect to the acquisition of Shenzhen PengSangPu Solar Industrial Products Corporation as if the acquisition occurred on January 1, 2008. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

For the Year Ended
December 31, 2008
(Unaudited)
Pro forma revenues	$54,077,571
Pro forma net loss	$(4,163,333)

Pro forma loss per common share
Basic and diluted	$(0.34)

Weighted average common shares outstanding	12,158,482

5.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	As of December 31,
	2008	2007

Accounts receivable, cost	$8,129,289	$8,219,804
Less: allowance for doubtful accounts	(845,034)	(766,795)

Accounts receivable, net	$7,284,255	$7,453,009

For the year ended December 31, 2008, there is no recorded reversal of the allowance for doubtful accounts.  For the year ended December 31, 2008, the Company recorded allowance for doubtful accounts of $845,034.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

6.          INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2008	2007

Raw materials	$1,443,266	$656,605
Consumables	4,320	5,359
Work-in-process	21,269	2,464,441
Finished goods	5,481,989	749,253

Inventories	$6,950,844	$3,875,658

During the year 2008, we make impairment test for inventory, and recognized impairment loss for Bazhou and Tianjin Huaneng respectively for: $71,544 and $174,864.

7.         OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following:

	As of December 31,
	2008	2007

Advance to suppliers	$1,389,998	$493,421
Notes receivable	727,175
Prepaid expenses	159,089	249,598
Income tax receivable	195,549	894,268
Other receivables	5,398,764	661

Other receivables and prepayments	$7,870,575	$1,637,948

During the year ended December 31, 2006, the Company received the amount of $82,639 being the settlement of related party receivables for an advance to one of the Company’s directors. Related party receivable as of December 31, 2008 and 2007 were in the amounts of $-0- and $-0- respectively.

Following please find the detail information for other receivables:

Shenzhen Fuwaysun Technology Co., Ltd.

On January 21, 2008, we entered into a letter of intent (“LOI”) with Mr. Caowei Liang, Ms. Xuemei Mo and Mr. Huafeng Mo (the “Fuwaysun Shareholders”), the three shareholders holding the entire equity interests of Shengzhen Fuwaysun Technology Co., Ltd. (“Fuwaysun”), a PRC company primarily engaged in the development and production of solar pest killing lamps and transportable solar generators. Pursuant to the LOI, we will acquire 60% of Fuwaysun’s entire equity interests (the “Acquisition”) from the Fuwaysun Shareholders at a purchase price equal to 60% of Fuwaysun’s audited net assets as of January 30, 2008 (the “Purchase Price”). We will pay the purchase price with cash and our shares as to be agreed by the parties.

In April, 2008, we entered into two loan agreements with Fuwaysun (the “Loan Agreements”), pursuant to which we made two loans to Fuwaysun as working capital for six months, one for $3,000,000 and the other for RMB3,000,000 ($424,352) (the “Loans”), respectively. The Loan Agreements are substantially identical, except for the amounts of the loans. Pursuant to the Loan Agreements, if we complete the Acquisition within six months, we will cancel the Loans to offset the Purchase Price; if we cannot complete the Acquisition within six months, Fuwaysun must repay the Loans with 30 days after the expiration of the six months plus interest on the Loans at a rate of 12% per annum. However, if Fuwaysun refuses to our Acquisition, Fuwaysun shall repay the Loans plus accrued interest at a rate of 20% per annum within 30 days thereafter and pay us liquidated damages equal to 5% of the Purchase Price. If Fuwaysun fails to repay either Loan pursuant to the applicable Loan Agreement, it shall pay us additional interest on such Loan at a rate of 0.5% per day. We has increased loan to Fuwaysun to RMB 6.45 million at December 31, 2008 (approximately $943,728).

On April 9, 2009, we entered into a supplement agreement with the Fuwaysun Shareholders and Fuwaysun (the “Supplement Agreement”) and extended both the date for the parties to complete the Acquisition and the maturity date of the Loans to June 30, 2009 and otherwise retained the terms of the LOI and the Loan Agreements.

Shenzhen Xiongri Solar Co., Ltd.

In 2006, we entered into a series of agreements with the three shareholders of Shenzhen Xiongri Solar Co., Ltd. (“Xiongri”) to purchase 60% of the entire equity interests of Xiongri for RMB2,000,000 ($282,901). The three shareholders agreed to loan RMB2, 000,000 to Xiongri as working capital. We have not complete the transfer of the 60% equity interests. On April 9, 2009, the parties entered into a supplement agreement and agreed to complete the transfer of the 60% equity interests by June 30, 2009。

Investment in Sales-type Leases

The Company engages in installing energy-saving facilities and leasing the equipment facilities to customers under sales-type leasing arrangement.

As of December 31, 2008, the future minimum rentals to be received on non-cancelable sales-type leases are as follows:

Years ending December 31,
2009	147,251
2010	147,251
2011	147,251
2012	147,251
2013	147,251
Thereafter	1,138,228
$1,874,483

8.          PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	As of December 31,
	2008	2007

Buildings	$9,122,488	$5,573,982
Plant and machinery	3,498,396	1,836,914
Office equipments	242,497	1,004,118
Motor vehicles	737,009	81,497
Computer equipment	239,309	13,507
Construction in progress	4,263,517	2,118,615
	18,103,216	10,628,633

Less: accumulated depreciation	(2,737,207)	(1,809,417)

Property, plant and equipment, net	$15,366,009	$8,819,216

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Depreciation expenses for the years ended December 31, 2008, 2007 and 2006 were $955,443, $282,822, and $162,695, respectively.

9.          INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of December 31,
	2008	2007

Land use rights, at cost	$1,827,990	$1,654,998
Less: accumulated amortization	(118,806)	(57,077)

Land use rights, net	$1,709,184	$1,597,921

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement which is 50 years, on a straight-line basis. Amortization expenses for the years ended December 31, 2008, 2007 and 2006 were $61,729, $41,335, and $15,742, respectively.

Customer relationships and intellectual property – unpatented consisted of the following:

	As of December 31,
	2008	2007

Customer relationships	$1,100,000	$0
Less: accumulated amortization	(82,500)	0
Intellectual property - unpatented	$940,000	$0
Less: accumulated amortization	(70,500)	0
Customer relationships and intellectual property – unpatented, net	$1,887,000	$0

Customer relationships and intellectual property – unpatented were obtained from SZPSP acquisition. The estimated amortization period is 10 years.

10.       OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2008	2007

Related party payable	$0	$-
Accrued expenses	738,898	608,315
Customer deposits	2,848,444	2,281,909
Other payables	1,403,293	3,508,066
Taxes payables	2,236,298	1,359,140
Deferred revenue	1,159,765	795,022
	$8,386,698	$8,552,452

During the year ended December 31, 2007, the Company repaid Mr. Deli Du the amount of $22,528. Related party payable to Mr. Deli Du as of December 31, 2007 and 2008was in the amount of $-0-.

11.       STOCK HOLDERS’ EQUITY

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

The Class A Convertible Preferred Shares contain a beneficial conversion feature in favor of the holder. The beneficial conversion feature was measured at its intrinsic value at the date of issuance of the shares and is recognized immediately as a return to the preferred shareholders through a charge to retained earnings, since the conversion feature is immediately exercisable by the holders. Although there is no impact on net income, the charge to retained earnings affects the computation of both basic and diluted EPS for US GAAP in the same way that dividends on the preferred shares do. The charge during the year of 2008 and 2007 was $0 and $975,807.

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

During the year of 2008, 1,400,628 shares of preferred stock were converted to the same number of shares of common stock.

Registration Rights

In connection with the private placement on June 13, 2007, the Company deposited 900,000 shares of Series A Convertible Preferred Stock into escrow as security. If the Company’s consolidated pre-tax income for the year ended December 31, 2007 was less than $3,000,000 (or pretax income per share of $0.22 on a fully diluted basis), the Company was required to deliver to the investors (pro rata according to the relative size of their investment) a number of the escrow shares to be determined based on the shortfall by which the Company failed to achieve the 2007 earnings target. If the Company’s consolidated pre-tax income for the year ending December 31, 2008 is less than $5,500,000 (or pretax income per share of $0.40 on a fully diluted basis) the investors were entitled to receive (pro rata according to the relative size of their investment) a number of the remaining escrow shares to be determined based on the shortfall by which the Company failed to achieve 2008 earnings target. The agreement with the investors further provided that the investors will not be entitled to any of the remaining escrow shares and all remaining escrow shares shall be returned to the Company if the Company did not receive at least $4,000,000 from the investors, either through the exercise of warrants, or additional equity financing, within 90 days after the effectiveness of the first registration statement filed pursuant to a certain registration rights agreement entered into with the investors concurrently. The registration statement in question was declared effective on February 7, 2008 The earnings target for the year ended December 31, 007 was met, thus 900,000 escrow shares remained in escrow at the beginning of the year ending December 31, 2008. However, the 900,000 shares held in escrow were not included in the diluted earnings per share calculation for the twelve months ended December 31, 2008 as the escrow shares were to be returned to the Company since the investors did not provide at least $4,000,000 in additional equity financing within 90 days after the effectiveness of the first registration statement and the diluted earnings per share were the same as basic earnings per share due to the net loss result in 2008.

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

On August 15, 2005 the Company effected a 1:6 reverse stock split. Fractional shares were rounded up to the nearest whole share. These financial statements have been retroactively restated to give effect to the reverse split for all periods presented. Immediately prior to the reverse stock split there were 36,850,379 common shares outstanding and following the split there were 6,145,290 shares outstanding.

In October 2005, the Company issued 60,000 shares of its common stock in exercise of warrants.

On February 29, 2008, the Company completed a private placement of 4,691,499 shares of common stock for an aggregate purchase price of approximately $11,300,000. The Company received $9,995,156 as net proceeds from this financing.

During the twelve months ended December 31, 2008, the Company issued 1,400,628 shares of common stock as part of the conversion of Series A Preferred Stock.

During the twelve months ended December 31, 2008, certain investors exercised their warrants to purchase an aggregate of 75,000 shares of common stock totaling $107,500.

During the twelve months ended December 31, 2008, the Company granted 7,304 shares of common stock to a former Board member in exchange for services. The shares were valued at $2.08 per share or an aggregate total of $15,192.

Common Stocks Held in Escrow

In connection with the private placement on February 29, 2008, the Company deposited 2,000,000 shares of common stock (“Make Good Shares”) into escrow and we are required to deliver (i) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2008 is less than $4.8 million; and (ii) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2009 is less than $8 million. As of December 31, 2008, the after-tax net income target of $4.8 million has not been met.

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

The Company valued the warrants at US$1.155 per share, or $541,695 in aggregate, in accordance with SFAS 123R, which were recorded as offering costs which offset additional paid-in capital in the accompanying consolidated financial statements for the twelve months ended December 31, 2008.

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2008 and 2007:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,825,719	$3.85	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2006	1,825,719	3.85	2.25 years	—
Granted	3,729,840	2.18	4.50 years	354,839
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding and Exercisable at December 31, 2007	5,555,559	$2.73	3.76 years	$354,839
Granted	611,123	2.79	4.75 years	633,888
Exercised	(75,000)	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and Exercisable at December 31, 2008	6,091,682	$2.76	3.53 years	$988,727

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

On July 28, 2008, the Company incurred liquidated damages equal to $112,596 which represents 1% of $11,259,587 (the aggregate of investment amount by the investors) due to the fact that the Company failed to have the registration statement declared effective on or prior to that date. The liquidated damages continue to accrue per diem with respect to all investors at the monthly rate of 1% and pro rated for partial months. The registration statement did not go effective until December 17, 2008. Accordingly, as of December 17, 2008, the Company had incurred $523,026 in liquidated damages for failing to have the registration statement declared effective by July 28, 2008.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

12.       INCOME TAXES

The Company is registered in the United States of America and has operations in three tax jurisdictions: the United States of America, British Virgin Island (“BVI”) and the PRC. The operations in the United States of America and British Virgin Island have incurred net operating losses for income tax purposes. The Company generated substantially its net income from the operation of its subsidiary in the PRC and subject to the PRC tax jurisdiction. The Company has recorded income tax provision for the years ended December 31, 2008, 2007, and 2006.

The components of (loss) income before income taxes separating U.S., BVI and PRC tax jurisdictions are as follows:

	Years ended December 31,
	2008	2007	2006

Tax jurisdictions from:
Loss subject to U.S.	$(493,890)	$(461,433)	$	-(693,745)
Loss subject to BVI	(1,157,723)	(184,056)		-(73,691)
Income subject to the PRC	(3,487,189	3,985,699		2,006,937

Income before income taxes	$(3,151,022)	$3,340,210		$1,239,501

United States of America

China Solar is registered in the State of Nevada  and is subject to the tax laws of United States of America.

As of December 31, 2008, the operation in the United States of America incurred $493,890 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards will to expire through 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $493,890 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the statements of operations for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Years ended December 31,
	2008	2007	2006

Income before income taxes	$(3,151,022)	$3,340,210	$1,239,501
Statutory income tax rate	15%	33%	15%
	0	1,102,269	185,925
Less: items not subject to taxes
Effect for tax holiday	193,418	(486,944)	(185,925)

Income tax expenses	$193,418	$615,325	$-

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
Deferred tax assets:
- Net operating loss carried forward	$0	1,432,326
Less: valuation allowance	0)	(1,432,326)

Deferred tax assets	$-	$-

13.        NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year less number of warrants issued during the year in note 10.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2008, 2007 and 2006:

	Years ended December 31,
	2008	2007	2006
		As adjusted and restated (Note 17)
Basic and diluted net income per share calculation

Numerator:
Net income	$(4,163,332)	2,525,141	1,239,501
Less: Preferred stock dividends		(975,807	-
Net income available to common stockholders in computing basic and diluted net income per share	$(4,163,332)	$1,549,334	$1,239,501

Denominator: - Weighted average ordinary shares outstanding	12,158,482	6,205,290	6,205,290
- Weighted average preferred stock outstanding		-	-
- Weighted average warrant shares outstanding		191,407	752,586
- Weighted average contingent shares outstanding
	12,158,482	6,396,697	6,957,876

Basic net income per share	$(0.34)	$0.25	$0.20

Diluted net income per share	$(0.34)	$0.24	$0.18

For the year ended December 31, 2008, warrants have been excluded from the diluted earnings per share calculation as they are antidilutive.

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

For the years ended December 31, 2006 , there were no securities excluded from diluted earnings per share as none were antidilutive.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
14.       SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)        Business information

The Company has four reportable segments namely solar heater/boiler related products,heat pipe related products, Energy-saving projects and Solar Heat collector and others for the three year ended December 31, 2008, 2007 and 2006. The solar heater/boiler related products are mainly under the management of Deli Solar (Bazhou) while the heat pipe related products under the management of Tianjin Huaneng, and energy-savings projects under the management of Shenzhen PengSangPu.

An analysis of the Company’s revenue and total assets are as follows:

	Years ended December 31,
	2008	2007	2006
Revenue:
Solar Heater/Biomass Stove/Boiler related products	$25,098,563	$26,693,850	$21,468,313
Heat Pipe related products	16,554,371	7,002,015
Energy-saving projects	9,078,203	3,376,481
Solar Heat collector and others	2,952,514
	$53,683,651	$37,072,346	$21,468,313

	Years ended December 31,
	2008	2007	2006
Gross profit:
Solar Heater/Biomass Stove/Boiler related products	$4,357,289	$5,672,443	$4,625,319
Heat Pipe related products	2,873,956	1,820,524	-
Energy-saving projects	1,576,041	807,301	-
Solar Heat collector and others	512,577
	$9,319,863	$8,300,268	$4,625,319

	As of December 31,
	2008		2007	2006
Total assets:
Solar Heater/Biomass Stove/Boiler related products		$21,772,234	$18,690,225	$12,716,185
Heat Pipe related products		14,360,410	9,029,994	-
Energy-saving projects		7,916,717	2,919,494	-
Solar Heat collector and others		2,328,446
		$46,568,923	$30,639,713	$12,716,185

Total goodwill:
Solar Heater/Biomass Stove/Boiler related products	$		$-	$-
Heat Pipe related products		1,649,821	1,789,324	-
Energy-saving projects		635,082
		$2,284,903	$1,789,324	$-

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

The Company’s operations are located in PRC, which is the main geographical area. The Company’s sales and total assets by geographical market are analyzed as follows:

	Years ended December 31,
	2008	2007	2006
Revenue:
PRC	$40,799,575	$32,623,664	$19,321,482
Others	12,884,076	4,448,682	2,146,831

	$53,683,651	$37,072,346	$21,468,313

	Years ended December 31,
	2008	2007	2006
Gross profit:
PRC	$7,083,096	$6,806,220	$4,070,281
Others	2,236,767	1,494,048	555,038

	$9,319,863	$8,300,268	$4,625,319

	As of December 31,
	2008	2007	2006
Total assets:
PRC	$35,392,381	$29,107,727	$11,445,134
Others	11,176,542	1,531,986 -	1,271,051

	$46,568,923	$30,639,713	$12,716,185

15.       CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries, Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing) and Tianjin Huaneng are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $603,996, $327,257 and $201,072 for the years ended December 31, 2008, 2007 and 2006, respectively.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

16.       CONCENTRATION   OF RISK

(a)        Major customers

No revenue from customers that individually represent greater than 10% of the total revenue for each of the years ended December 31, 2008, 2007 and 2006.

(b)        Major vendors

The following is a table summarizing the purchases from vendors that individually represent greater than 10% of the total purchases for each of the years ended December 31, 2008, 2007 and 2006 and their outstanding balances as at year-end date:

	Year ended December 31, 2008
Vendor	Purchases	Percentage of total purchases	Accounts payable, trade
Vendor A	$12,729,348	55%	5,301,349

	Year ended December 31, 2007
Vendor	Purchases	Percentage of total purchases	Accounts payable, trade
Vendor A	$5,475,372	50.4%	$667,718

	Year ended December 31, 2006
Vendor	Purchases	Percentage of total purchases	Accounts payable, trade
Vendor A	$3,800,242	49.0%	$379,215

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

17.       COMMITMENTS AND CONTINGENCIES

(a)        Operating lease commitment

The Company leases land and buildings under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2008	$20,015
2009	20,015
2010	20,015
2011	20,015

Total future minimum operating lease payments	$80,059

For the years ended December 31, 2008, 2007 and 2006, rental expenses were $74,693, $101,780, and $77,246, respectively.

18.       SUBSEQUENT EVENTS

(a)        Postponement of Acquisition of Shenzhen Fuwaysun Technology Co., Ltd.

On January 21, 2008, we entered into a letter of intent (“LOI”) with Mr. Caowei Liang, Ms. Xuemei Mo and Mr. Huafeng Mo (the “Fuwaysun Shareholders”), the three shareholders holding the entire equity interests of Shengzhen Fuwaysun Technology Co., Ltd. (“Fuwaysun”), a PRC company primarily engaged in the development and production of solar pest killing lamps and transportable solar generators. Pursuant to the LOI, we will acquire 60% of Fuwaysun’s entire equity interests (the “Acquisition”) from the Fuwaysun Shareholders at a purchase price equal to 60% of Fuwaysun’s audited net assets as of January 30, 2008 (the “Purchase Price”). We will pay the purchase price with cash and our shares as to be agreed by the parties.

In April, 2008, we entered into two loan agreements with Fuwaysun (the “Loan Agreements”), pursuant to which we made two loans to Fuwaysun as working capital for six months, one for $3,000,000 and the other for RMB3,000,000 ($424,352) (the “Loans”), respectively. The Loan Agreements are substantially identical, except for the amounts of the loans. Pursuant to the Loan Agreements, if we complete the Acquisition within six months, we will cancel the Loans to offset the Purchase Price; if we cannot complete the Acquisition within six months, Fuwaysun must repay the Loans with 30 days after the expiration of the six months plus interest on the Loans at a rate of 12% per annum. However, if Fuwaysun refuses to our Acquisition, Fuwaysun shall repay the Loans plus accrued interest at a rate of 20% per annum within 30 days thereafter and pay us liquidated damages equal to 5% of the Purchase Price. If Fuwaysun fails to repay either Loan pursuant to the applicable Loan Agreement, it shall pay us additional interest on such Loan at a rate of 0.5% per day.

On April 9, 2009, we entered into a supplement agreement with the Fuwaysun Shareholders and Fuwaysun (the “Supplement Agreement”) and extended both the date for the parties to complete the Acquisition and the maturity date of the Loans to June 30, 2009 and otherwise retained the terms of the LOI and the Loan Agreements.

(b)        Postponement of Acquisition of Shenzhen Xiongri Solar Co., Ltd.

In 2006, we entered into a series of agreements with the three shareholders of Shenzhen Xiongri Solar Co., Ltd. (“Xiongri”) to purchase 60% of the entire equity interests of Xiongri for RMB2,000,000 ($282,901). The three shareholders agreed to loan RMB2, 000,000 to Xiongri as working capital. We have not complete the transfer of the 60% equity interests.. On April 9, 2009, the parties entered into a supplement agreement and agreed to complete the transfer of the 60% equity interests by June 30, 2009.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

19.       RESTATEMENT ON CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the income statement impact of the restatement:

	December 31, 2007
	As reported	Adjustment	As Restated

Diluted - Total weighted average shares outstanding	11,233,026	(4,836,329)	6,396,697

Diluted net income per share	$0.14	0.10	0.24

The impact of the restatement on the disclosures of earnings per share data is set forth in the table below:

	December 31, 2007
	As reported	Adjustment	As Adjusted
Denominator:
- Weighted average preferred stock outstanding	1,337,097	(1,337,097)	0
- Weighted average warrant shares outstanding	3,690,639	(3,499,232)	191,407
Diluted - Total weighted average shares outstanding	11,233,026	4,836,329	6,396,697

Diluted net income per share	$0.14	0.10	0.24