Form 10-Q
period 2009-03-31
China Solar & Clean Energy Solutions, Inc.
filed 2009-05-28
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding at May 21, 2009 was 16,173,016.

TABLE OF CONTENTS

INDEX

Page
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed consolidated balance sheets, March 31, 2009 (unaudited) and December 31, 2008	3
Condensed consolidated statements of operations, for the three months ended
March 31, 2009 and 2008 (unaudited)	4
Condensed consolidated statements of stockholders' equity and comprehensive income, for the year ended December 31, 2008 and for the three months ended March 31, 2009
(unaudited)	5
Condensed consolidated statements of cash flows, for the three months ended March 31,
2009 and 2008 (unaudited)	6
Notes to condensed consolidated financial statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T. Controls and Procedures	20

PART 2 - OTHER INFORMATION

Item 1. Legal Information	22
Item 2. Changes in Securities	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	22

Signatures

Item 1.  Financial Statements
CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in US Dollars)

	March 31, 2009
	(Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,361,842	$2,404,996
Investment, at fair value	95,086	-
Accounts receivable, net	6,658,667	7,284,255
Inventories	7,240,423	6,950,844
Other receivables and prepayments	6,706,201	7,870,575
Lease receivables, current	156,199	156,579
Total current assets	22,218,418	24,667,249

Property and equipment, net	15,306,283	15,366,009
Goodwill	2,284,903	2,284,903
Other intangible assets, net	3,536,044	3,596,184
Lease receivables, non current	684,528	654,578
TOTAL ASSETS	$44,030,176	$46,568,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, net	$4,696,729	$5,301,349
Income tax payable	2,210,157	2,236,298
Other payables and accrued liabilities	7,343,061	8,386,698
Total current liabilities	14,249,947	15,924,345

Long-term liabilities:
Deferred tax liabilities	15,779	15,779

Minority interests	1,713,804	1,704,248

Stockholders’ equity:
Convertible preferred stock: par value $0.001, 25,000,000 shares authorized, 373,566 (unaudited) and 373,566 shares issued and outstanding, respectively	373	373
Common stock, $0.001 par value, 66,666,667 shares authorized, 13,799,450 (unaudited) and 13,799,450 shares issued and outstanding, respectively	13,799	13,799
Additional paid-in capital	22,966,404	22,966,404
Accumulated other comprehensive loss	1,681,724	1,615,081
Retained earnings	2,425,240	3,365,788
Profit earning reserves	963,106	963,106
Total stockholders’ equity	28,050,646	28,924,551
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,030,176	$46,568,923

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Currency expressed in US Dollars)
(Unaudited)

	For the three months ended March 31,
	2009	2008
Revenue, net	$6,195,691	$8,300,076
Cost of revenue	4,991,878	5,845,016
Gross profit	1,203,813	2,455,060

Operating expenses
Depreciation and amortization	304,988	149,167
Selling and distribution	545,899	502,563
General and administrative	1,266,344	601,653
Total operating expenses	2,117,231	1,253,383

Other income (expenses):
Other income	38,807	41,090
Interest income	37,532	-
Other expense	(9,431)	-
Interest expense	(47,159)	(33,838)
Total other income	19,749	7,252

Income before income taxes and minority interest	(893,669)	1,208,929
Income tax expenses	36,873	346,263
Minority interest	10,006	473,015
NET INCOME/(LOSS)	$(940,548)	$389,651

NET INCOME/(LOSS) AVAILABLE TO COMMONSTOCKHOLDERS	$(940,548)	$389,651

Net income/(loss) per share - Basic	$(0.07)	$0.05
Net income/(loss) per share - Diluted	$(0.07)	$0.03

Weighted average shares outstanding - Basic	13,799,450	8,009,713
Weighted average shares outstanding - Diluted	13,799,450	15,284,770

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in US Dollars)

	Preferred stock		Common stock		Additional	Accumulated other			Total
	No. of	Par	No. of	Par	paid-in	comprehensive	Retained	Earnings	stockholders’
	shares	value	shares	value	capital	income	earnings	reserve	equity
Balance, December 31, 2008	373,566	$373	13,799,450	$13,799	$22,966,404	$1,615,081	$3,365,788	$963,106	$28,924,551
Comprehensive income:
Net loss							(940,548)		(940,548)
Foreign currency translation adjustment						66,643			66,643
Balance, March 31, 2009	373,566	$373	13,799,450	$13,799	$22,966,404	$1,681,724	$2,425,240	$963,106	$28,050,646

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in US Dollars)
(Unaudited)
	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net cash used in operating activities	$(829,589)	$(4,104,526)

Cash flows from investing activities:
Purchase of property, plant and equipment	(185,122)	(730,974)
Cash paid for investment in acquisition	(95,086)	-
Net cash used in investing activities	(280,208)	(730,974)

Cash flows from financing activities:
Proceeds from private placement sale of stock	-	9,995,156
Proceeds from warrants exercised	-	107,500
Net cash provided by financing activities	-	10,102,656

Foreign currency translation adjustment	66,643	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,043,154)	5,267,156

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,404,996	5,466,637

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,361,842	$10,733,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$63,014	$31,978
Cash paid for interest expenses	$47,159	$33,838

See accompanying notes to condensed consolidated financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2009 or for any future period.

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

Deli Solar (BVI) was formed in June 2004. On August 1, 2004, Deli Solar (BVI) purchased Bazhou Deli Solar Energy Heating Co., Ltd. (“Bazhou Deli Solar”), a corporation duly organized under the laws of the People’s Republic of China (“PRC”) from Messrs. Deli Du, Xiao’er Du, and Xiaosan Du for RMB 6,800,000. As a result of this transaction, Bazhou Deli Solar became a wholly-foreign owned enterprise (“WFOE”) under PRC law on March 30, 2005. This acquisition was accounted for as a transfer of entities under common control.

Bazhou Deli Solar was incorporated on August 19, 1997 under the laws of the PRC. In the PRC, Ltd, or Limited, is equivalent to Inc, or Incorporated, in the United States (“US”).

The result of the above transactions is that Deli Solar (BVI) is now our direct, wholly owned subsidiary and Bazhou Deli Solar remains a wholly owned subsidiary of Deli Solar (BVI).

On November 21, 2005 Bazhou Deli Solar acquired Ailiyang Solar Energy Technology Co., Ltd. (“Ailiyang”), an entity formerly controlled by the owners of Bazhou Deli Solar. The transaction was accounted for as a transfer of entities under common control.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND, continued

Beijing Deli Solar Technology Development Co., Ltd. (“Beijing Deli Solar”) was founded in 2006 and is principally engaged in solar power heater integrated construction projects in major cities in the PRC.

In January 2007, Bazhou Deli Solar via Mr. Deli Du, set up a branch sales offices in the city of Lian Yun Gang and the City of Bazhou to cope with the increasing sales demand in that region. This branch office exists in the form of a sole-proprietorship set up in the name of Mr. Deli Du but is beneficially owned by Bazhou Deli Solar, so is regarded as a variable interest entity (“VIE”) by the Company.

On July 1, 2007, Beijing Deli Solar acquired 51% of Tianjin Hua Neng Energy Equipment Company (“Tianjin Huaneng”), which manufactures energy saving boilers and environmental protection equipment for industrial customers.

On April 1, 2008, Beijing Deli Solar acquired 100% of Shenzhen Pengsangpu Solar Industrial Products Corporation (“SZPSP”), which is engaged in the re-sale of energy-saving related heating products such as heat pipes, heat exchangers, pressure water boilers, solar energy heaters and raditors.

On October 27, 2008, Beijing Deli Solar, entered into an agreement to acquire approximately 29.97% of the outstanding equity interest of Tianjin Huaneng, from the minority shareholders of Tianjin Huaneng. As a result of the consummation of the agreement and the additional capital contribution, the Company owns approximately 91.82% of the equity interest in Tianjin Huaneng.

China Solar, Deli Solar (BVI), Bazhou Deli Solar, Ailiyang, Beijing Deli Solar, Tianjin Huaneng and SZPSP are collectively hereinafter referred to as the "Company".

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS, continued

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 will not have a material impact on the consolidated financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with GAAP in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS, continued

Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

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

In April 2009, the FASB issued Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1).  The FSP statement amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This statement is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We are evaluating the impact of this FSP on our financial statements.

NOTE 4 - BALANCE SHEET COMPONENTS

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

	2009	2008
Accounts receivable, cost	$7,503,540	$2,829,815
Less: Allowance for doubtful accounts	(844,873)	5,470,261
Accounts receivable, net	$6,195,691	$8,300,076

For the three months ended March 31, 2009 and 2008, the Company recorded allowance for doubtful accounts of $844,873 and $845,034. There were no recorded reversals of the allowance for doubtful accounts.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 4 - BALANCE SHEET COMPONENTS, continued

Inventories consisted of the following:
	2009	2008
Raw materials	$1,961,283	$1,443,266
Work-in-process	2,560,455	21,269
Finished goods	2,680,140	5,481,989
Consumable	38,545	4,320
Total inventory	$7,240,423	$6,950,844

Other receivables and prepayments consisted of the following:
	2009	2008
Advance to suppliers	$1,710,354	$1,389,998
Notes receivable	-	727,175
Prepaid expenses	164,429	159,089
Income tax receivable	-	195,549
Other receivable	4,831,418	5,398,764
Other receivables and prepayments	$6,706,201	$7,870,575

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock Held in Escrow

In connection with the private placement on February 29, 2008, the Company deposited 2,000,000 shares of common stock (“Make Good Shares”) into escrow and is required to deliver (i) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2008 is less than $4.8 million; and (ii) 1,000,000 of the Make Good Shares to investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2009 is less than $8 million. As of December 31, 2008, the after-tax net income target of $4.8 million has not been met.

NOTE 6 - INCOME TAXES

The Company is registered in the United States of America and has operations in three tax jurisdictions: the United States of America, British Virgin Islands (“BVI”) and the PRC. The operations in the United States of America and British Virgin Island have incurred net operating losses for income tax purposes. The Company generated substantially all of its net income from the operation of its subsidiary in the PRC and is subject to the PRC tax jurisdiction. The Company has recorded an income tax provision for the three months ended March 31, 2009.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 6 - INCOME TAXES, continued

United States of America

China Solar was incorporated in the State of Nevada and is subject to the tax laws of United States of America. As of March 31, 2009, the operation in the United States of America incurred $362,933 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards will expire through 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $54,440 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company’s subsidiaries operating in the PRC are Bazhou Deli Solar, Beijing Deli Solar, Ailiyang, Tianjin Huaneng and SZPSP.

Of these subsidiaries Ailiyang, Tianjin Huaneng are domestically owned and subject to the Corporate Income Tax (“CIT”) governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 25%.

In March 2005, the Bazhou Deli Solar became a foreign investment enterprise. Hence, effective from the year ended 2005, Bazhou Deli Solar is entitled to a two-year exemption from enterprise income tax (which expired at the end of March 2007) and a reduced enterprise income tax rate of 15% for the following three years.

On July 25, 2006, SZPSP was classified as an Advanced Technology Enterprise in the PRC. The Company is exempted from CIT for the first two profit making years and then the CIT is reduced to 15% in the following three years.

In September 2006, the Beijing Deli Solar was founded as a foreign investment enterprise. Hence, effective from the year ended 2006, Beijing Deli Solar is entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 15% for the following three years.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The New CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Tianjin Huaneng is now is subject to CIT at a statutory rate of 25%. However, as foreign invested enterprises, Bazhou Deli Solar, Beijing Deli Solar and SZPSP can continue to enjoy the lower CIT rate of 15% until their tax holiday expires.

The Company’s effective income tax rates for the three months ended March 31, 2009 and 2008 were 18%. The Company’s effective income tax rate of 18% for the three months ended March 31, 2008 was due to an exemption from enterprise income tax provided by the PRC taxing authority during that period, as discussed above.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 7 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

During the three months ended March 31, 2009, the Company had primarily three reportable segments, (i) solar heater/boiler related products, (ii) heat pipe related products and (iii) energy-saving projects, under the management of Bazhou Deli Solar, Tianjin Huaneng, and Shenzhne Pengsangpu, respectively.

During the three months ended March 31, 2008, the Company had primarily two reportable segments, (i) solar heater/boiler related products and (ii) heat pipe related products.

The Company’s revenue, gross profit and total assets by reportable segment for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008
Revenue:
Solar water heaters/boilers & space heaters	$1,547,847	$2,829,815
Heat-pipe related products and equipment	3,569,068	5,470,261
Energy-saving projects	369,105	-
Solar heat collector and others	709,671	-
	$6,195,691	$8,300,076

Gross profit:
Solar water heaters/boilers & space heaters	$328,312	$574,893
Heat-pipe related products and equipment	846,193	1,880,167
Energy-saving projects	10,027	-
Solar heat collector and others	19,280	-
	$1,203,813	$2,455,060

Total assets:
Solar water heaters/boilers & space heaters	$14,165,584	$12,795,964
Heat-pipe related products and equipment	13,650,457	14,360,410
Energy-saving projects	2,333,218	7,916,717
Solar heat collector and others	4,486,035	2,409,562
All other	9,394,882	9,086,270
	$44,030,176	$46,568,923

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 7 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION, continued

Other segment in total assets refers to solar lighting products and sales of spare parts/components. The amount of other assets is less than 10% in each category and disclosed as an “all other” category in accordance with paragraph 21 of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). There was no elimination or reversal of transactions between reportable segments.

(b) Geographic information

The Company operates in the PRC and all of the Company’s long lived assets are located in the PRC. In respect of geographical segment reporting, sales are based on the country in which the customer is located and total assets and capital expenditure are based on the country where the assets are located.

The Company’s operations are located in PRC, which is the main geographical area. The Company’s revenue, gross profit and total assets by geographical market for the three months ended March 31, 2009 and 2008 are analyzed as follows:

	March 31, 2009	March 31, 2008
Revenue:
PRC	$6,049,140	$7,320,833
Other markets	146,551	979,243
	$6,195,691	$8,300,076

Gross profit:
PRC	$1,175,338	$2,165,363
Other markets	28,475	289,697
	$1,203,813	$2,455,060

Total assets:
PRC	$39,593,069	$40,402,100
Other markets	4,419,846	6,166,823
	$44,012,915	$46,568,923

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 8 – CONTINGENCY

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

NOTE 9-RELATED PARTY

Zhang Junru, CEO of Tianjin Huaneng, is one of the 21 individual investors for Huaneng Installation Corporation, a subsidiary of Tianjin Huaneng, which is the controlling shareholder of Huaneng Installion with 65% of the equity. The 21 individual investors including Zhang Junru in combination owns 35% of the shares in Huaneng Installation.

NOTE 10 - SUBSEQUENT EVENT

(a)        Postponement of Acquisition of Shenzhen Fuwaysun Technology Co., Ltd.
On January 21, 2008, we entered into a letter of intent (“LOI”) with Mr. Caowei Liang, Ms. Xuemei Mo and Mr. Huafeng Mo (the “Fuwaysun Shareholders”), the three shareholders holding the entire equity interests of Shengzhen Fuwaysun Technology Co., Ltd. (“Fuwaysun”), a PRC company primarily engaged in the development and production of solar pest killing lamps and transportable solar generators. Pursuant to the LOI, we will acquire 60% of Fuwaysun’s entire equity interests (the “Acquisition”) from the Fuwaysun Shareholders at a purchase price equal to 60% of Fuwaysun’s audited net assets as of January 30, 2008 (the “Purchase Price”). We will pay the purchase price with cash and our shares to be agreed upon by the parties.

In April 2008, we entered into two loan agreements with Fuwaysun (the “Loan Agreements”), pursuant to which we made two loans to Fuwaysun as working capital for six months, one for $3,000,000 and the other for RMB3,000,000 ($424,352) (the “Loans”), respectively. The Loan Agreements are substantially identical, except for the amounts of the loans. Pursuant to the Loan Agreements, if we complete the Acquisition within six months, we will cancel the loans to offset the Purchase Price. If we cannot complete the Acquisition within six months, Fuwaysun must repay the loans within 30 days after the expiration of the six months plus interest on the loans at a rate of 12% per annum. However, if Fuwaysun refuses to complete the Acquisition, Fuwaysun must repay the Loans plus accrued interest at a rate of 20% per annum within 30 days thereafter and pay us liquidated damages equal to 5% of the Purchase Price. If Fuwaysun fails to repay either loan, pursuant to the applicable Loan Agreement, it is required to pay us additional interest on such Loan at a rate of 0.5% per day.

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
(Currency expressed in US Dollars)
(Unaudited)

NOTE 10 - SUBSEQUENT EVENTS, continued

(b)        Postponement of Acquisition of Shenzhen Xiongri Solar Co., Ltd.
In 2006, we entered into a series of agreements with the three shareholders of Shenzhen Xiongri Solar Co., Ltd. (“Xiongri”) to purchase 60% of the entire equity interests of Xiongri for RMB2,000,000 ($282,901). The three shareholders agreed to loan RMB2, 000,000 to Xiongri as working capital. We have not completed the transfer of the 60% equity interests.. On April 9, 2009, the parties entered into a supplemental agreement and agreed to complete the transfer of the 60% equity interests by June 30, 2009.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Sales Revenues

An analysis of the Company’s revenues and gross profits for each segment is as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenue:
Solar water heaters/boilers & space heaters	$1,547,847	$2,829,815
Heat-pipe related products and equipment	3,569,068	5,470,261
Energy-saving projects	369,105	-
Solar heat collector and others	709,671	-
	$6,195,691	$8,300,076

Overall: Sales revenues for the three months ended March 31, 2009 were $6,195,691 as compared to $8,300,076 for the same period last year, a decrease of $2,104,385 or 25.4% compared to the same period in 2008. The decrease in sales was primarily attributable to a weakening economy. Sales for industrial enterprises in China are usually slow for the first quarter due to the long holiday season around Chinese Lunar New Year. We expect sales revenue to increase during the rest of the year with the completion of pending projects in the first quarter and collection of the account receivables corresponding to these projects.

Solar Heater/Boiler Related Products: Sales revenues for these products for the three months ended March 31, 2009 were $1,547,847 as compared to $2,829,815 for the same period last year, a decrease of $1,281,968 or 45.3%. The decrease in sales revenue derived from solar heaters and boiler related products was due to lower average selling price as a result of increased competition and a weakening economy. We expect price competition to continue for the remainder of 2009.

Heat Pipe Related Products and Equipments: Sales revenues for the three months ended March 31, 2009 were $3,569,068 compared to $5,470,261 for the same period last year, a decrease of $1,901,193 or 34.8%. The decrease in sales of heat pipe related products and equipments were a result of slowdown in demand amid economic downturn. The average selling price decreased as a result of increased competition. We expect an increase in sales of heat pipe related products and equipments in the second half due to traditional seasonal increased market demand for boiler related products as winter approaches and as a result of aggressive investment in infrastructure construction as part of its stimulus initiative by the Chinese government to revive the economy. This potential increase in sales will be negatively affected by the continuing price competition for the rest of 2009.

Energy Saving Projects: Sales revenues for the three months ended March 31, 2009 were $369,105 compared to 0 for the same period last year. The sales of energy saving projects were attributable to the acquisition of SZPSP that was completed on April 1, 2008.

Solar Heat Collector and Others: Sales revenues for the three months ended March 31, 2009 were $709,671compared to 0 for the same period last year. The sales of solar heat collectors and others were attributable to the acquisition of SZPSP completed on April 1, 2008.

Gross Profit

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Revenue:
Solar water heaters/boilers & space heaters	$328,312	$574,893
Heat-pipe related products and equipment	846,193	1,880,167
Energy-saving projects	10,027	-
Solar heat collector and others	19,280	-
	$1,203,812	$2,455,060

Overall: Gross profit margin for the three months ended March 31, 2009 decreased by approximately 10% from the corresponding period in 2008. This was primarily due to a decrease in sales of low-margin products such as household water heaters and the relatively higher cost of key raw materials such as stainless steel. The Company added stockpiles when the stainless steel price was higher, which translated to a higher production cost and lower gross profit. We expect the gross profit for lower margin products, such as household water heaters, to decrease as a result of increasingly intensive competition in the market, while the gross profit for higher margin products, such as large-scale projects and equipments, is to increase for the remaining of year with the completion of pending projects and new orders for equipments.

Solar Heater/Boiler Related Products: Gross profit margin remained fairly constant for the three months ended March 31, 2009 (21%) compared to the three months ended March 30, 2008 (20%).  Although we anticipate an increase in market demand in the boiler related products as winter approaches, we expect the profit margin for household solar water heater/boilers to decrease as the price competition is likely to continue for the remainder of 2009.

Heat Pipe Related Products and Equipments: Gross profit margin for the three months ended March 31, 2009 was approximately 34%, a decrease of 10% from the corresponding period last year. The decrease in gross profit margin was to the lower average product sales price as a result of increased competition for these products.

Energy Saving Projects: Gross profit for the three months ended March 31, 2009 was $10,027 (2.7% margin). The profit margin for this category is attributable to the decrease in average selling price and increase in expenditure for the product promotion and marketing campaigns launched during the first three months in SZPSP. We expect the gross profit for energy-saving projects to increase due to an increase in government orders for infrastructure construction. There were no sales of these products in the corresponding period for the prior year as SZPSP was not one of the subsidiaries in 1Q of 2008.

Solar Heat Collector and Others: Gross profit for the three months ended March 31, 2009 was $19,280 (2.7% margin) The profit margin for this category is attributable to the decrease in average selling price and increase in expenditures for the product promotion and marketing campaigns launched during the first three months in SZPSP. There were no sales of these products in the corresponding period for the prior year as SZPSP was not one of the subsidiaries in 1Q of 2008.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 were $2,117,231, as compared to $1,253,383 for the same period in 2008, an increase of $863,848, or 68.9%. The overall increase in operating expenses was primarily due to the acquisition of SZPSP and the subsequent increase in sales and marketing expenses detailed below.

Depreciation and amortization expense increased to $304,988 as compared to $149,167 for the same period last year. The increase was mainly due to an increase in depreciation and amortization expense as a result of the acquisition of SZPSP.

Operating Expenses, continued

Operating expenses for the three months ended March 31, 2009 were $2,117,231, as compared to $1,253,383 for the same period in 2008, an increase of $863,848, or 68.9%. The overall increase in operating expenses was primarily due to the acquisition of SZPSP and the subsequent increase in sales and marketing expenses detailed below.

Depreciation and amortization expense increased to $304,988 as compared to $149,167 for the same period last year. The increase was mainly due to an increase in depreciation and amortization expense as a result of the acquisition of SZPSP.

Selling and distribution expense increased to $545,899 as compared to $502,563 for the same period last year. The increase was mainly due to increased expenses incurred in the development of sales network and promotion programs.

General and administrative expenses were $1,266,344 and $601,653, or approximately 21.7% and 7.2% of sales, for the three months ended March 31, 2009 and 2008, respectively. The net increase of $664,691 was mainly due to the acquisition of SZPSP.

Net Income

Net income (loss) was ($940,548) for the three months ended March 31, 2009, compared to $389,651 in the same period last year, a decrease of $1,330,199 or approximately 341.4%. The net loss was due to slowdown in sales amid a weakening economy and price competition among the peer companies.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was ($829,589) and ($4,104,526) for the three months ended March 31, 2009 and 2008, respectively. The decrease in net cash used by operations was mainly due to the decrease in sales.

Net cash used in investing activities was ($280,208) and ($730,974) for the three months ended March 31, 2009 and 2008, respectively.

Net cash provided by financing activities was $0 and $10,102,656 for the three months ended March 31, 2009 and 2008, respectively.

We believe that current cash will be sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. However, we need to require additional cash for further development of business, including any investments or acquisitions we may decide to pursue. We cannot assure you that such funding will be available.

Cash

Cash and cash equivalents decreased to $1,361,842 at March 31, 2009 from $2,404,996 at December 31, 2008, primarily as a result decrease in sales.

Accounts Receivable

During the three months ended March 31, 2009, account receivable decreased to $6,658,667 from $7,284,255 as of December 31, 2008, primarily due to consolidation with SZPSP. We evaluate the need for an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the allowances for doubtful accounts during the three months ended March 31, 2009 were none.

Inventory

Inventories as of March 31, 2009 increased to $7,240,423 from $6,950,844 as of December 31, 2008 principally because of consolidation with SZPSP and an increase in inventories of raw materials by Tianjin Huaneng. The inventory mainly consists of finished goods waiting for transportation or installation.

Other Receivables and Prepayments

Other receivables and prepayments as of March 31, 2009 decreased to $6,723,463 from $7,870,575 as of December 31, 2008. Other receivables and prepayments mainly consist of prepaid expenses and deposits.

Accounts Payable

Accounts payable as of March 31, 2009 decreased to $4,696,729 from $5,301,349 as of December 31, 2008 primarily due to the payments made to creditors under the term of credit agreements.

Other Payables and Accrued Liabilities

Other payables and accrued liabilities as of March 31, 2009 decreased to $7,343,061 from $8,386,698 as of December 31, 2008, primarily due to consolidation with SZPSP. The decrease is mainly due to decrease in accrued expenses, customer deposits, other payables including, income taxes payable and deferred revenue.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our ‘‘disclosure controls and procedures’’ (‘‘Disclosure Controls’’) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the Disclosure Controls’ objectives and design, the Company’s implementation of the Disclosure Controls, and their effect on the information generated for use in this Quarterly Report on Form 10-Q. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our finance department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based on the Disclosure Controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information related to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Our board of directors was advised by Cordovano and Honeck LLP, our independent registered public accounting firm, that during their performance of audit procedures for 2008, they identified the following deficiencies which they considered to be material weaknesses in corporate governance and compliance with laws and regulations:

•	Lack of board of directors approval for contracts related to the following businesses: Fuweisheng, Lianyungang, Xiongri and Xiangnian;

•	Failure to obtain state approvals of several businesses: SZPSP, Fuweisheng and Xiongri;

•	Failure to disclose information on the new businesses on Form 10-K or 10-Q; and

•	The Company does not always maintain an adequate set of financial records

The deficiencies were mainly related to inadequate staffing and supervision that could lead to the timely disclosure of such information and the obtainment of the required notifications and approvals.

Changes in Internal Control Over Financial Reporting

The major weaknesses in our internal control over financial reporting that occurred during the first fiscal quarter of 2009 covered by this Quarterly Report on Form 10-Q, are reasonably likely to materially affect our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There have been no material developments in the Company’s legal proceedings from those previously disclosed in the Company’s Form 10-Q for the year ended December 31, 2008.

Item 1A.	RISK FACTORS

Not required for a smaller reporting company.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

 (b)           Exhibits

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Solar & Clean Energy Solutions, Inc.

May 27, 2009	By:	/s/ Deli Du
Deli Du Chief Executive Officer and President (Principal Executive Officer)

May 27, 2009	By:	/s/ Yinan Zhao
Yinan Zhao Acting Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.