Form 10-Q/A
period 2009-03-31
China Solar & Clean Energy Solutions, Inc.
filed 2009-07-01
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

TABLE OF CONTENTS

INDEX

Page
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed consolidated balance sheets, March 31, 2009 (unaudited) and December 31, 2008	3
Condensed consolidated statements of operations, for the three months ended
March 31, 2009 and 2008 (unaudited)	4
Condensed consolidated statements of stockholders' equity and comprehensive income, for the year ended December 31, 2008 and for the three months ended March 31, 2009
(unaudited)	5
Condensed consolidated statements of cash flows, for the three months ended March 31,
2009 and 2008 (unaudited)	6
Notes to condensed consolidated financial statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4T. Controls and Procedures

PART 2 - OTHER INFORMATION

Item 6. Exhibits	21

Signatures	22

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q on Form 10-Q/A (the “Amended Filing”) amends the Annual Report on Form 10-Q for the quarterly period ended March 31, 2009 originally filed on May 27, 2009 (the “Original Filing”), of China Solar& Clean Energy Solutions, Inc., a Nevada corporation (the “Company”). The purpose of this amendment is to revise the following:

•
Part 1, Item 1, Note 4 BALANCE SHEET COMPONENTS, financial information consisting of: Accounts receivable, cost; Less: Allowance for doubtful accounts; Accounts receivable, net; and the headings for the tables in the Note;

•	Part 1, Item 1, Note 7 SEGMENT REPORTING, GEOGRAPHICAL INFORMATION, financial information consisting of Total assets: PRC and Total;
•
Part 1, Item 2, Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008, information consisting of the Operating expenses, specifically the approximate percentage of general and administrative expenses among sales for the three months ended March, 31, 2009; and,

•
Part 1, Item 2, Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008, LIQUIDITY AND CAPITAL RESOURCES, financial information consisting of Other receivables and prepayments as of March 31, 2009.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized letters not defined in the Amended Filing are as defined by the Original Filing.

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in US Dollars)

	Preferred stock		Common stock		Additional	Accumulated other			Total
	No. of	Par	No. of	Par	paid-in	comprehensive	Retained	Earnings	stockholders ’
	shares	value	shares	value	capital	income	earnings	reserve	equity
Balance , December 31, 2008	373,566	$373	13,799,450	$13,799	$22,966,404	$1,615,081	$3,365,788	$963,106	$28,924,551
Comprehensive income:
Net loss							( 94 0 , 548)		(940,548)
Foreign currency translation adjustment						66 , 643			66 , 643
Balance , March 31, 2009	373,566	$373	13,799,450	$13,799	$22,966,404	$1,681,724	$2,425,240	$963,106	$28 ,0 50 , 646

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND , continued

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS , continued

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS , continued

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

	March 31, 2009	December 31, 2008
Accounts receivable, cost	$7,503,540	$8,129,289
Less: Allowance for doubtful accounts	(844,873)	(845,034)
Accounts receivable, net	$6,658,667	$7,284,255

For the three months ended March 31, 2009 and 2008, the Company recorded allowance for doubtful accounts of $ 844,873 and $845,034 . There were no recorded reversals of the allowance for doubtful accounts.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 4 - BALANCE SHEET COMPONENTS , continued

Inventories consisted of the following:
	March 31, 2009	December 31, 2008
Raw materials	$1,961,283	$1,443,266
Work-in-process	2,560,455	21,269
Finished goods	2,680,140	5,481,989
Consumable	38,545	4,320
Total inventory	$7,240,423	$6,950,844

Other receivables and prepayments consisted of the following:
	March 31, 2009	December 31, 2008
Advance to suppliers	$1,710,354	$1,389,998
Notes receivable	-	727,175
Prepaid expenses	164,429	159,089
Income tax receivable	-	195,549
Other receivable	4,831,418	5,398,764
Other receivables and prepayments	$6,706,201	$7,870,575

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

NOTE 6 - INCOME TAXES , continued

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 7 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION , continued

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

The Company’s operations are located in PRC, which is the main geographical area. The Company’s revenue, gross profit and total assets by geographical market for the three months ended March 31, 2009 and 2008 are analyzed as follows:

	March 31, 2009	March 31, 2008
Revenue:
PRC	$6,049,140	$7,320,833
Other markets	146,551	979,243
	$6,195,691	$8,300,076

Gross profit:
PRC	$1,175,338	$2,165,363
Other markets	28,475	289,697
	$1,203,813	$2,455,060

Total assets:
PRC	$39,610,330	$40,402,100
Other markets	4,419,846	6,166,823
	$44,030,176	$46,568,923

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

Heat Pipe Related Products and Equipments : Sales revenues for the three months ended March 31, 2009 were $3,569,068 compared to $5,470,261 for the same period last year, a decrease of $1,901,193 or 34.8%. The decrease in sales of heat pipe related products and equipments were a result of slowdown in demand amid economic downturn. The average selling price decreased as a result of increased competition. We expect an increase in sales of heat pipe related products and equipments in the second half due to traditional seasonal increased market demand for boiler related products as winter approaches and as a result of aggressive investment in infrastructure construction as part of its stimulus initiative by the Chinese government to revive the economy. This potential increase in sales will be negatively affected by the continuing price competition for the rest of 2009.

Energy Saving Projects : Sales revenues for the three months ended March 31, 2009 were $ 369,105 compared to 0 for the same period last year. The sales of energy saving projects were attributable to the acquisition of SZPSP that was completed on April 1, 2008.

Solar Heat Collector and Others: Sales revenues for the three months ended March 31, 2009 were $ 709,671 compared to 0 for the same period last year. The sales of solar heat collectors and others were attributable to the acquisition of SZPSP completed on April 1, 2008.

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

Solar Heater/Boiler Related Products : Gross profit margin remained fairly constant for the three months ended March 31, 2009 (21%) compared to the three months ended March 30, 2008 (20%).  Although we anticipate an increase in market demand in the boiler related products as winter approaches, we expect the profit margin for household solar water heater/boilers to decrease as the price competition is likely to continue for the remainder of 2009.

Heat Pipe Related Products and Equipments : Gross profit margin for the three months ended March 31, 2009 was approximately 34%, a decrease of 10% from the corresponding period last year. The decrease in gross profit margin was to the lower average product sales price as a result of increased competition for these products.

Energy Saving Projects : Gross profit for the three months ended March 31, 2009 was $ 10,027 (2.7% margin) . The profit margin for this category is attributable to the decrease in average selling price and increase in expenditure for the product promotion and marketing campaigns launched during the first three months in SZPSP. We expect the gross profit for energy-saving projects to increase due to an increase in government orders for infrastructure construction. There were no sales of these products in the corresponding period for the prior year as SZPSP was not one of the subsidiaries in 1Q of 2008.

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

General and administrative expenses were $1,266,344 and $601,653, or approximately 20.4% and 7.2% of sales, for the three months ended March 31, 2009 and 2008, respectively. The net increase of $664,691 was mainly due to the acquisition of SZPSP.

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

Other Receivables and Prepayments

Other receivables and prepayments as of March 31, 2009 decreased to $6,706,201 from $7,870,575 as of December 31, 2008. Other receivables and prepayments mainly consist of prepaid expenses and deposits.

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

PART II — OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

China Solar & Clean Energy Solutions, Inc.

July 1, 2009	By:	/s/ Deli Du
Deli Du Chief Executive Officer and President (Principal Executive Officer)

July 1, 2009	By:	/s/ Yinan Zhao
Yinan Zhao Acting Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.