Form 10-Q
period 2009-06-30
China Solar & Clean Energy Solutions, Inc.
filed 2009-08-11
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

(011) 86-10-63860500
(Registrant's telephone number, including area code)

Deli Solar (USA), Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
The number of shares of the issuer’s common stock, $.001 per share, outstanding as at August 4, 2009 was 16,173,016.

TABLE OF CONTENTS

Item 1.  Financial Statements
CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,659,638	$1,820,882
Accounts receivable, net	8,457,470	5,962,051
Inventories	2,701,654	5,158,153
Other receivables and prepayments	7,708,106	6,705,578
Total current assets	21,526,868	19,646,664

Property and equipment, net	14,108,704	13,955,691
Goodwill	1,910,509	2,284,903
Intangible assets, net	1,668,329	1,709,184
Assets of discontinued operations	-	8,972,481
TOTAL ASSETS	$39,214,410	$46,568,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,650,559	$1,148,428
Income tax payable	2,336,230	1,822,867
Other payables and accrued liabilities	5,149,009	7,296,294
Employee loan	1,378,182	1,474,085
Total current liabilities	10,513,980	11,741,674

Long-term liabilities:
Deferred tax liabilities	-	15,779
Liabilities of discontinued operations	-	4,182,671

Stockholders’ equity
Convertible preferred stock: par value $0.001, 25,000,000 shares authorized, zero and 373,566 shares issued and outstanding, respectively	-	373
Common stock, $0.001 par value, 66,666,667 shares authorized, 14,173,016 (unaudited) and 13,799,450 shares issued and outstanding, respectively	14,172	13,799
Additional paid-in capital	22,966,404	22,966,404
Accumulated other comprehensive loss	816,996	1,615,081
Retained earnings	3,520,184	3,365,788
Profit earning reserves	-	963,106
Less: Treasury stock	(460,288)	-
Total stockholders’ equity	26,857,468	28,924,551
Minority interests	1,842,962	1,704,248
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,214,410	$46,568,923
See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue, net	$9,659,248	$15,843,782	$14,775,569	$24,143,858
Cost of revenue	7,787,925	11,896,829	11,729,756	17,741,845
Gross profit	1,871,323	3,946,953	3,045,813	6,402,013
Operation Expenses
Depreciation and amortization	103,028	132,216	191,906	281,383
Selling and distribution	480,587	1,097,814	1,040,072	1,600,377
General and administrative	651,166	1,012,727	1,550,535	1,614,380
Total operating expenses	1,234,781	2,242,757	2,782,513	3,496,140
Income from operations	636,542	1,704,196	263,300	2,905,873
Other income (expenses):
Other income	6,559	25,741	43,837	66,831
Interest income	2,451	1,638	2,456	1,638
Other expense	(41,438)	6,839	(50,869)	6,839
Reversal of reserve for bad debts	127,245	-	127,245	-
Interest expense	(39,490)	(77,975)	(86,649)	(111,813)
Total other (expense) income	55,327	(43,757)	36,020	(36,505)
Income from continued operation before income taxes	691,869	1,660,439	299,320	2,869,368
Income tax expenses	173,135	343,764	198,738	690,027
Net income from continued operation including non controlling interest	518,734	1,316,675	100,582	2,179,341
Less: Net income attributable to non controlling interest	76,543	386,016	86,549	859,031
Net income from continued operation attributable to common shareholder	$442,191	$930,659	$14,033	$1,320,310
Net income (loss) from discontinued operation net of tax	-	165,555	(512,390)	165,555
Gain on sale of discontinued operation net of tax	652,753	-	652,753	-
Net income	1,094,944	1,096,214	154,396	1,485,865
Basic
Continued operation	0.03	0.07	0.00	0.12
Discontinued operation	0.00	0.01	(0.04)	0.01
Gain on sale of discontinued operation	0.05	0.00	0.05	0.00
	0.08	0.08	0.01	0.13
Diluted
Continued operation	0.03	0.06	0.00	0.10
Discontinued operation	0.00	0.01	(0.03)	0.01
Gain on sale of discontinued operation	0.04	0.00	0.04	0.00
	0.07	0.07	0.01	0.11
Weighted average shares outstanding – basic	14,173,016	13,075,468	14,125,984	10,612,185
Weighted average shares outstanding – diluted	16,073,016	15,584,542	16,199,637	13,006,396

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net effect of discontinued operation	$(3,245,825)	$453,020
Net cash provided by operating activities	3,249,424	(3,690,958)
	3,599	(3,237,938)
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	-	(3,916,212)
Disposal subsidiary	439,122	-
Purchase of property, plant and equipment	(231,528)	(2,033,562)
Net effect of discontinued operation	(8,420)	-
Net cash provided by investing activities	199,174	(5,949,774)

Cash flows from financing activities:
Proceeds from non-controlling shareholder	51,231	-
Proceeds from private placement sale of stock	-	9,995,156
Proceeds from warrants exercised	-	107,500
Net cash provided by financing activities	51,231	10,102,656

Effect of exchange rate on cash	(10)	307,592

NET CHANGE IN CASH AND CASH EQUIVALENTS	253,994	1,222,536

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,405,644	5,466,637

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,659,638	$6,689,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$129,318	$199,025
Cash paid for interest expense	$39,490	$143,696
NONCASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock for acquisition of SZPSP	-	2,839,458
Issuance of warrants for the acquisition of SZPSP	-	92,193
Preferred share converted	373	1.136

See accompanying notes to condensed consolidated financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Preferred stock		Common stock		Additional		Accumulated other			Total
	No. of	Par	No. of	Par	paid-in	treasury	comprehensive	Retained	Earnings	stockholders’
	shares	value	shares	value	capital	stock	income	earnings	reserve	equity
Balance as of December 31, 2008	373,566	$373	13,799,450	$13,799	$22,966,404	$	$1,615,081	$3,365,788	$963,106	$28,924,551
Disposal subsidiary						(460,288)			(963,106)	(1,423,394)
Preferred share converted	(373,566)	(373)	373,566	373						-
Net income								154,396		154,396
Foreign currency translation adjustment							(798,085)			(798,085)

Balance as of March 31, 2009	0	$0	14,173,016	$14,172	$22,966,404	$(460,288)	$816,996	$3,520,184	$-	$26,857,468

See accompanying notes to condensed consolidated financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

The results of operations for the three months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2009 or for any future period.

NOTE 2 - ORGANIZATION AND BUSINESS

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

On July 1, 2007, Deli Solar (Beijing) acquired 51% of Tianjin Huaneng Energy Equipment Company (“Tianjin Huaneng”), which manufactures energy saving boilers and environmental protection equipment for industrial customers. On October 27, 2008, Deli Solar (Beijing) purchased 29.97% of the outstanding equity interest of Tianjin Huaneng from the minority shareholders of Tianjin Huaneng. Following this transaction, the Company increased the registered capital of Tianjin Huaneng from RMB5.94 million to RMB21.68 million by contributing an additional RMB15,740,000 ($2,295,531). As a result, the Company’s equity interest in Tianjin Huaneng increased to approximately 91.82%.

On April 1, 2008, Beijing Deli Solar Technology Development Co., Ltd (“Deli Solar (Beijing)”) acquired 100% of Shenzhen Pengsangpu Solar Industrial Products Corporation (“SZPSP”), which is engaged in the re-sale of energy-saving related heating products such as heat pipes, heat exchangers, pressure water boilers, solar energy heaters and radiators. On July 6, 2009, Deli Solar (Beijing) entered into a termination agreement (the "Termination Agreement") with the three shareholders of SZPSP, Renzheng Qiu, Bin Luo and Hanwen Chen (the "SZPSP Shareholders"). The Termination Agreement terminates the equity purchase and complementary agreements (collectively, the "Equity Purchase and Complementary Agreements") Deli Solar (Beijing) entered into with the SZPSP Shareholders on January 9, 2009 and supplemented on March 25, 2008. We accounted for SZPSP as a wholly-owned subsidiary from March 31, 2008 up to March 31, 2009.

China Solar, Deli Solar (BVI), Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing) and Tianjin Huaneng are hereinafter referred to as the “Company”.

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE 4 – BUSINESS DISPOSAL

On July 6, 2009, we entered into the Termination Agreement with the three former shareholders of Shenzhen PSP to terminate “The Equity Purchase Agreement” and “Complementary Agreement to the Equity Purchase Agreement” signed on January 9th, 2008 and “The Supplementary Agreement on Terms, Pricing and Payment” signed on March 25, 2008. We accounted for SZPSP as a wholly-owned subsidiary from March 31, 2008 up to March 31, 2009.

The key terms of the Termination Agreement are:

•
We have already received RMB12,960,486.30 from the SZPSP Shareholders prior to the execution of the Termination Agreement, the SZPSP Shareholders to pay to Deli-Solar (Beijing) the remaining RMB15,839,513.70 from the RMB28.8 million purchase price specified in the Supplementary Agreement in two installments (RMB8,000,000 within 10 days from the execution date of the Termination Agreement and the remaining balance within two months from the execution date of the Termination Agreement)

•	The SZPSP Shareholders to return to us an aggregate of 939,364 shares in our Company they received pursuant to the Supplementary Agreement
•
The SZPSP Shareholders will also pay to us a portion of SZPSP's net profit for the period from April 1, 2008 to March 31, 2009, an amount which will be determined at a future date by the SZPSP Shareholders and Deli-Solar (Beijing)

NOTE 5 - BALANCE SHEET COMPONENTS

Accounts receivable, net

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on the aging of accounts receivable that management believes to be reasonable.

	June 30, 2009	December 31, 2008
	(Unaudited)

Accounts receivable, cost	$8,980,190	$6,807,085
Less : allowance for doubtful accounts	(522,720)	(845,034)

Accounts receivable, net	$8,457,470	$5,962,051

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

Inventories:

	June 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$914,083	$1,261,714
Consumables	21,064	4,320
Work-in-process	1,032,419	21,269
Finished goods	734,088	3,870,850
Inventories	$2,701,654	$5,158,153

Other receivables and prepayments:

	June 30, 2009	December 31, 2008
	(Unaudited)

Advance to suppliers	$929,750	$414,257
Notes receivable	223,797	727,175
Prepaid expenses	99,000	99,000
Income tax receivable	-	195,549
Other receivables	6,455,559	5,269,597
Other receivables and prepayments	$7,708,106	$6,705,578

The balance of other receivables includes the following items:
(1)	The amount of receivable from disposal of subsidiary is $2,318,463.93,which will be settled in September in accordance with the Termination Agreement;
(2)	The amount of loans to Fuwaysun is $3,000,000 and RMB6,550,000 ($958,737), please refer to Note 11 for details.

Other payables and accrued liabilities:

	June 30, 2009	December 31, 2008
	(Unaudited)

Customer deposit	$2,080,291	$2,827,620
Salary payable	288,392	506,936
Accrued expenses	592,056	715,256
Other payables	1,196,003	2,109,673
Deferred revenue	992,267	1,136,809
Totals	$5,149,009	$7,296,294

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY

Authorized Capital

The Company’s authorized capital stock consists of 66,666,667 shares of $0.001 par value per share common stock and 25,000,000 shares of $0.001 par value per share preferred stock.

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

Sale of Units

On June 13, 2007, the Company entered into a Securities Purchase Agreement with Barron Partners L.P., and two accredited investors in a private placement (“Private Placement") providing for the sale of: (i) 1,774,194 shares of our Series A Convertible Preferred Stock; (ii) stock purchase warrants to purchase an aggregate of 1,774,194 shares of common stock at a price of $1.90 per share; and (iii) stock purchase warrants to purchase an aggregate of 1,774,194 shares of common stock at a price of $2.40 per share. Net proceeds of $2,581,000 were used to finance business acquisitions.

During the six months ended June 30, 2009, 373,566 shares of preferred stock were converted to the same number of shares of common stock.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Registration Rights

In connection with the private placement on June 13, 2007, the Company deposited 900,000 shares of Series A Convertible Preferred Stock into escrow as security. If the Company’s consolidated pre-tax income for the year ended December 31, 2007 was less than $3,000,000 (or pretax income per share of $0.22 on a fully diluted basis), the Company was required to deliver to the investors (pro rata according to the relative size of their investment) a number of the escrow shares to be determined based on the shortfall by which the Company failed to achieve the 2007 earnings target. If the Company’s consolidated pre-tax income for the year ending December 31, 2008 is less than $5,500,000 (or pretax income per share of $0.40 on a fully diluted basis) the investors were entitled to receive (pro rata according to the relative size of their investment) a number of the remaining escrow shares to be determined based on the shortfall by which the Company failed to achieve 2008 earnings target. The agreement with the investors further provided that the investors will not be entitled to any of the remaining escrow shares and all remaining escrow shares shall be returned to the Company if the Company did not receive at least $4,000,000 from the investors, either through the exercise of warrants, or additional equity financing, within 90 days after the effectiveness of the first registration statement filed pursuant to a certain registration rights agreement entered into with the investors concurrently. The registration statement in question was declared effective on February 7, 2008. The earnings target for the year ended December 31, 2007 was met, thus 900,000 escrow shares remained in escrow at the beginning of the year ending December 31, 2008. However, the 900,000 shares held in escrow were not included in the diluted earnings per share calculation for the twelve months ended December 31, 2008 as the escrow shares were to be returned to the Company since the investors did not provide at least $4,000,000 in additional equity financing within 90 days after the effectiveness of the first registration statement and the diluted earnings per share were the same as basic earnings per share due to the net loss result in 2008.

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

During the six months ended June 30, 2009, the Company issued 373,566 shares of common stock as part of the conversion of Series A Preferred Stock.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Common Stocks Held in Escrow

In connection with the private placement on February 29, 2008, the Company deposited 2,000,000 shares of common stock (“Make Good Shares”) into escrow and we are required to deliver (i) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2008 is less than $4.8 million; and (ii) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2009 is less than $8 million. As of December 31, 2008, the after-tax net income target of $4.8 million has not been met. The registration statement of 1,000,000 of the Make Good Shares to the investors was declared effective on July 20, 2009.

Warrants for services

On June 13, 2007, in connection with the Private Placement, the Board of Directors granted to consultants and agents warrants to purchase an aggregate of 181,452 shares of the Company’s common stock, of which 75,000 warrants are exercisable at US$2.90 per share and 106,452 warrants are exercisable at US$2.71 per share, or on a cashless exercise basis. The warrants vested immediately and expire on June 13, 2012. The market price of the stock was US$2.10 per share on the grant date. The Company valued the 75,000 warrants at US$0.74 per share and the 106,452 warrants at US$0.78 per share, or $138,338 in aggregate in accordance with SFAS 123R, which were recorded as offering cost in additional paid-in capital in the accompanying consolidated financial statements for the year ended December 31, 2007.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate (%)	5.00%
Dividend yield (%)	0.00%
Expected life of warrant grants (years)	2.96 years
Expected volatility of warrant grants (%)	135%

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

Risk fee interest rate (%)	5.00%
Dividend yield (%)	0.00%
Expected life of warrant grants (years)	3.67 years
Expected volatility of warrant grants (%)	135%

A summary of the status of the Company’s outstanding common stock warrants:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,825,719	$3.85	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2006	1,825,719	3.85	2.25 years	—
Granted	3,729,840	2.18	4.50 years	354,839
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding and Exercisable at December 31, 2007	5,555,559	$2.73	3.76 years	$354,839
Granted	611,123	2.79	4.75 years	633,888
Exercised	(75,000)	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding and Exercisable at December 31, 2008	6,091,682	$2.76	3.53 years	$988,727
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding and Exercisable at June 30, 2009	6,091,682	$2.76	2.54 years	988,727

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 7 - INCOME TAXES

The Company is registered in the United States of America and has operations in three tax jurisdictions: the United States of America, British Virgin Island (“BVI”) and the PRC. The operations in the United States of America and British Virgin Island have incurred net operating losses for income tax purposes. The Company generated substantially all of its net income from the operation of its subsidiary in the PRC and is subject to the PRC tax jurisdiction. The Company has recorded an income tax provision for the six months ended June 30, 2009.

United States of America

China Solar was incorporated in the State of Nevada and is subject to the tax laws of United States of America. As of June 30, 2009, the operation in the United States of America incurred $362,933 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards will expire through 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $54,440 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company’s subsidiaries operating in the PRC are Deli Solar (Bazhou), Deli Solar (Beijing), Ailiyang and Tianjin Huaneng.

Ailiyang is domestically owned and subject to the Corporate Income Tax (“CIT”) governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 25%.

On November 4, 2008,Tianjin Huaneng was classified as an Advanced Technology Enterprise in the PRC, then the CIT is reduced to 15% for the years of 2008, 2009 and 2010.

In March 2005, the Deli Solar (Bazhou) became a foreign investment enterprise. Hence, effective from the year ended 2005, Deli Solar (Bazhou) is entitled to a two-year exemption from enterprise income tax (which expired at the end of March 2007) and a reduced enterprise income tax rate of 15% for the following three years.

On July 25, 2006, SZPSP was classified as an Advanced Technology Enterprise in the PRC. The Company is exempted from CIT for the first two profit making years and then the CIT is reduced to 15% in the following three years. On July 6, 2009, Deli-Solar (Beijing), entered into the Termination Agreement with SZPSP's shareholders. From April 1, 2008 up to March 31,2009 shares of SZPSP were held by Deli-Solar (Beijing) and we accounted for SZPSP as a wholly-owned subsidiary. As of March 31, 2009, the operation in SZPSP incurred $461,641 of net operating losses.

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

NOTE 8 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

During the six months ended June 30, 2009, the Company had two reportable segments namely (i) solar heater/biomass stove/boiler related products, (ii) heat pipe related equipment/energy-saving projects, under the management of Deli Solar (Bazhou) and Tianjin Huaneng, respectively.

An analysis of the Company’s revenue and total assets is as follows:

Revenue

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue:
Solar heater/Biomass stove/Boiler related products products	$1,464,143	9,996,713	$3,011,395	$12,826,528
Heat pipe related equipments/Energy-saving projects	8,195,105	5,847,069	11,764,174	11,317,330

	$9,659,248	15,843,782	$14,775,569	$24,143,858

Gross Profit

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Gross profit:
Solar heater/Biomass stove/Boiler related products	$319,922	$2,045,428	$648,234	$2,620,321
Heat pipe related equipments/Energy-saving projects	1,551,401	1,901,525	2,397,579	3,781,692
	$1,871,323	$3,946,953	$3,045,813	$6,402,013

 Total assets
	June 30,	December 31,
	2009	2008
Total assets
Solar heater/Biomass stove/Boiler related products	$15,058,506	12,795,964
Heat pipe related equipments/Energy-saving projects	$15,660,681	14,360,410
Discontinued operation	$-	8,972,481
Other	$8,495,223	10,440,068
	$39,214,410	46,568,923

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Other segment in total assets refers to solar lighting products and sales of spare parts components. The amount of other assets is less than 10% in each category and disclosed as an “all other” category in accordance with paragraph 21 of SFAS 131. There was no elimination or reversal of transactions between reportable segments.

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

The Company’s operations are located in PRC, which is the main geographical area. The Company’s sales and total assets by geographical market are analyzed as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue:
PRC	$9,403,936	$15,833,619	$14,373,706	$23,154,452
Others	255,312	10,163	401,863	989,406

	$9,659,248	$15,843,782	$14,775,569	$24,143,858

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Gross profit:
PRC	$1,617,893	$3,942,583	$2,792,383	$5,980,883
Others	253,430	4,370	253,430	421,130

	$1,871,323	$3,946,953	$3,045,813	$6,402,013

	June 30,	December 31,
	2009	2008
Total assets:
PRC	$35,504,947	$40,402,100
Others	3,709,463	6,166,823

	$39,214,410	$46,568,923

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
NOTE 9 – CONTINGENCY

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

NOTE 10 –NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic and diluted net income per share calculation

Numerator:
Net income	$442,191	$930,659	$14,033	$1,320,310
Net income from discontinued operation	-	165,555	(512,390)	165,555
Gain on sale of discontinued operation	652,753	-	652,753	-
	1,094,944	1,096,214	154,396	1,485,865

Denominator: - Weighted average ordinary shares outstanding	14,173,016	13,075,468	14,125,984	10,612,185
- Weighted average preferred stock outstanding	900,000	1,509,074	1,073,653	1,383,593
- Weighted average contingent shares outstanding	1,000,000	1,000,000	1,000,000	692,308
- Weighted average warrant shares outstanding	-	-	-	318,310
	16,073,016	15,584,542	16,199,637	13,006,396

NOTE 11 - SUBSEQUENT EVENT

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

In April, 2008, we entered into two loan agreements with Fuwaysun (the “Loan Agreements”), pursuant to which we made two loans to Fuwaysun as working capital for six months, one for $3,000,000 and the other for RMB3,000,000 ($424,352) (the “Loans”), respectively. The Loan Agreements are substantially identical, except for the amount of the loans. Pursuant to the Loan Agreements, if we complete the Acquisition within six months, we will cancel the Loans to offset the Purchase Price; if we cannot complete the Acquisition within six months, Fuwaysun must repay the Loans within 30 days after the expiration of the six months plus interest on the Loans at a rate of 12% per annum. However, if Fuwaysun refuses to complete the Acquisition, Fuwaysun shall repay the Loans plus accrued interest at a rate of 20% per annum within 30 days thereafter and pay us liquidated damages equal to 5% of the Purchase Price. If Fuwaysun fails to repay either Loan pursuant to the applicable Loan Agreement, it shall pay us additional interest on such Loan at a rate of 0.5% per day.

On April 9, 2009, we entered into a supplementary agreement with the Fuwaysun Shareholders and Fuwaysun (the “Supplementary Agreement”) to extend the dates of both the Acquisition and the maturity date of the Loans to June 30, 2009. The Acquisition was not completed by June 30, 2009 and the parties are still in negotiations to complete the Acquisition.

(b)        Postponement of Acquisition of Shenzhen Xiongri Solar Co., Ltd.
In 2006, we entered into a series of agreements with the three shareholders of Shenzhen Xiongri Solar Co., Ltd. (“Xiongri”) to purchase 60% of the entire equity interests of Xiongri for RMB2,000,000 ($282,901). The three shareholders agreed to loan RMB2,000,000 to Xiongri as working capital. The transfer of the 60% equity interests is not yet completed.

On April 9, 2009, the parties entered into a supplementary agreement and agreed to complete the transfer of the 60% equity interests by June 30, 2009. The Acquisition was not completed by June 30, 2009 and the parties are still in negotiations to complete the Acquisition.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information — This item includes “forward-looking statements”. All statements, other than statements of historical facts, included in this item regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the prospects for future acquisitions; the competition in the solar water heaters and boilers industry and the impact of such competition on pricing, revenues and margins; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel.

Overview

We are engaged in the solar and renewable energy business in the PRC. Our business is conducted through our wholly-owned PRC based operating subsidiaries, Bazhou Deli Solar, Beijing Deli Solar, and our indirect subsidiary Tianjin Huaneng (majority owned).

The Company has two reportable segments: (i) Solar heater/Biomass stove/Boiler related products and (ii) Heat pipe related equipment/Energy-saving projects.

Deli Solar (Bazhou) designs, manufactures and sells renewable energy systems to produce hot water and for space heating in the PRC. Bazhou Deli Solar’s principal products are solar hot water heaters and multifunctional space heaters, including coal-fired boilers for residential use. Bazhou Deli Solar also sells component parts for its products and provides after-sales maintenance and repair services.

Deli Solar (Beijing) is principally engaged in the installation of large solar water heaters in construction projects in major cities in the PRC, including Beijing.  However, so far there is no net revenue derived from Beijing Deli Solar.

Tianjin Huaneng manufactures heating products such as heating pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast boilers, heating filters, normal pressure water boilers, solar energy water heaters and radiators.

Approximately 20.4% of our net revenue for the six months ended June 30, 2009 were derived from sales of our solar heater/biomass stove/boiler related products and 79.6% from sales of our heat pipe related equipment/energy-saving projects, respectively. Approximately 97.2% and 2.8% of our net revenues for the six months ended June 30, 2009, were derived from sales made inside the PRC and outside the PRC, respectively.

Recent Developments

On July 6, 2009, Beijing Deli Solar entered into the Termination Agreement with the SZPSP Shareholders.  The Termination Agreement terminates the Equity Purchase and Complementary Agreements Beijing Deli Solar entered into with the SZPSP Shareholders on January 9, 2008, which were amended and supplemented by the Supplementary Agreement Beijing Deli Solar entered into with the SZPSP Shareholders on March 25, 2008.  The terms of the Equity Purchase and Complementary Agreements are described in our Form 8-K report filed on January 15, 2008.  The terms of the Supplementary Agreement are described in our Form 8-K report filed on April 1, 2008.  We accounted for SZPSP as a wholly-owned subsidiary from March 31, 2008 up to March 31, 2009.

The key terms of the Termination Agreement are:

•
Deli Solar (Beijing) having already received RMB12,960,486.30 from the SZPSP Shareholders prior to the execution of the Termination Agreement, the SZPSP Shareholders to pay to Beijing Deli Solar the remaining RMB15,839,513.70 from the RMB28.8 million purchase price specified in the Supplementary Agreement in two installments (RMB8,000,000 within 10 days from the execution date of the Termination Agreement and the remaining balance within two months from the execution date of the Termination Agreement)

•	The SZPSP Shareholders to return to Beijing Deli Solar an aggregate of 939,364 shares in our Company they received pursuant to the Supplementary Agreement
•
The SZPSP Shareholders will also pay to Deli-Solar (Beijing) a portion of SZPSP's net profit for the period from April 1, 2008 to March 31, 2009, an amount which will be determined at a future date by the SZPSP Shareholders and Deli-Solar (Beijing)

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Sales Revenue

	Three months ended June 30
	2009	2008
Revenue
Solar heater/Biomass stove/Boiler related products	$1,464,143	9,996,713
Heat pipe related equipments/Energy-saving projects	$8,195,105	5,847,069
total	$9,659,248	15,843,782

Overall: Sales revenue for the three months ended June 30, 2009 were $9,659,248 as compared to $15,843,782 for the three months ended June 30, 2008, a decrease of $6,184,534 or 39.0%. The decrease in sales was primarily attributable to the decline in revenue from our solar heater/biomass stove/boiler related products under the management of Deli Solar (Bazhou). We expect overall sales revenue for heat pipe related equipments and energy-saving projects to increase during the rest of the year with the completion of pending orders from the first quarter and the collection of account receivables corresponding to these projects.

Solar heater/Biomass stove/Boiler related products: Sales revenue for these products for the three months ended June 30, 2009 were $1,464,143 as compared to $9,996,713 for the three months ended June 30, 2008, a decrease of $8,532,570 or 85.4%. The decrease in sales revenue derived from solar heaters/biomass stove/boiler related products was due to a weak market and strong competition. We expect competition to continue for the remainder of 2009.

Heat pipe related equipments/Energy-saving projects: Sales revenue for the three months ended June 30, 2009 was $8,195,105 compared to $5,847,069 for the three months ended June 30, 2008, a substantial increase of $2,348,036 or 40.2%. The increase in sales of heat pipe related equipments/energy-saving projects was due to certain large orders placed in the fourth quarter of 2008, revenue from which we recognized during the second quarter of 2009.

Gross Profit

	Three months ended June 30
	2009	2008
Gross profit
Solar heater/Biomass stove/Boiler related products	$319,922	2,045,428
Heat pipe related equipments/Energy-saving projects	$1,551,401	1,901,525
	$1,871,323	3,946,953

Overall: Gross profit margin for the three months ended June 30, 2009 decreased by approximately 5.5% to 19.4%, as compared to 24.9% for the three months ended June 30, 2008. This was primarily due to the decrease in sales of our heat pipe related equipment/energy-saving projects and the increase in the cost of key raw materials. We increased our inventory of stainless steel while the price of stainless steel price was high, resulting in higher production costs and a lower gross profit.

Solar heater/Biomass stove/Boiler related products: Gross profit margin for the three months ended June 30, 2009 was approximately 21.9%, a slight increase of 1.4% as compared to 20.5% for the three months ended June 30, 2008.

Heat pipe related equipments/Energy-saving projects: Gross profit margin for the three months ended June 30, 2009 was approximately 18.9%, a decrease of 13.6% from 32.5% for the three months ended June 30, 2008 due to an increase in the cost of raw materials.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 were $1,234,781, as compared to $2,242,757 for the three months ended June 30, 2008, a decrease of $1,007,976, or 44.9%. The overall decrease in operating expenses was primarily due to the decrease in sales of our solar heater/biomass stove/boiler related products and the resulting decrease in selling and distribution expenses and general and administrative expenses.

Depreciation and amortization expenses decreased to $103,028 for the three months ended June 30, 2009, or 22.1%, from $132,216 for the three months ended June 30, 2008, primarily as a result of the end of useful life for certain of our manufacturing equipment in the first quarter of 2009.

Selling and distribution expenses decreased to $480,587 for the three months ended June 30, 2009, or 56.2%, from $1,097,814 for the three months ended June 30, 2008, primarily due to the decrease in sales of our solar heater/biomass stove/boiler related products.

General and administrative expenses were $651,166 for the three months ended June 30, 2009 (or approximately 6.7% of sales) compared to $1,012,727 (or approximately 6.4% of sales) for the three months ended June 30, 2008, a decrease of 35.7%. The decrease was primarily due to the decrease in sales of solar heater/biomass stove/boiler related products.

Net Income

Net income was $1,094,944 for the three months ended June 30, 2009, compared to $1,096,214 for the three months ended June 30, 2008. The net loss for the first quarter of 2009 was $940,548. The increase in net income as compared with the first quarter of this year was mainly due to the gain on disposal of SZPSP and increase in sales from heat pipe related equipments and energy-saving projects under the management of Tianjin Huaneng.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Sales Revenue

	Six months ended June 30
	2009	2008
Revenue
Solar heater/Biomass stove/Boiler related products	$3,011,395	12,826,528
Heat pipe related equipments/Energy-saving projects	$11,764,174	11,317,330
	$14,775,569	24,143,858

Overall: Sales revenue for the six months ended June 30, 2009 were $14,775,569 as compared to $24,143,858 for the six months ended June 30, 2008, a decrease of $9,368,289 or 38.8% compared to the six months ended June 30, 2008. The decrease in sales revenue was primarily attributable to the decline in revenue from the solar heater/biomass stove/boiler related products under the management of Deli Solar (Bazhou).

Solar heater/Biomass stove/Boiler related products: Sales revenue for these products for the six months ended June 30, 2009 were $3,011,395 as compared to $12,826,528 for the six months ended June 30, 2008, a decrease of $9,815,133 or 76.5%. The decrease in sales revenue derived from solar heater/biomass stove/boiler related products was due to a weak market and competition. We expect competition to continue for the remainder of 2009.

Heat pipe related equipments/Energy-savings projects: Sales revenue for the six months ended June 30, 2009 were $11,764,174 compared to $11,317,330 for the six months ended June 30, 2008, an increase of $446,844 or 4.0%. The increase in sales of heat pipe related equipments/energy-saving projects was due to completion of certain large orders placed in the fourth quarter of 2008, revenue from which we recognized during the second quarter of 2009.

Gross Profit

	Six months ended June 30
	2009	2008
Gross profit
Solar heater/Biomass stove/Boiler related products	$648,234	2,620,321
Heat pipe related equipments/Energy-saving projects	$2,397,579	3,781,692
	$3,045,813	6,402,013

Overall: Gross profit margin for the six months ended June 30, 2009 decreased by approximately 5.9% to 20.6% from 26.5% for the six months ended June 30, 2008. This was primarily due to the decrease in sales of heat pipe related equipment/energy-saving projects and increase in the cost of key raw materials. We increased our inventory of stainless steel while the price of stainless steel price was high, resulting in higher production costs and a lower gross profit.

Solar heater/Biomass stove/Boiler related products: Gross profit margin remained fairly constant for the six months ended June 30, 2009 at 21.5% compared to 20.4% for the six months ended June 30, 2008.

Heat pipe related equipment/Energy-saving projects: Gross profit margin for the six months ended June 30, 2009 was approximately 20.4%, a decrease of 13.0% from 33.4% for the six months ended June 30, 2009. The decrease in gross profit margin was due to the lower average product sales price and higher production costs.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 were $2,782,513, as compared to $3,496,140 for the six months ended June 30, 2008, a decrease of $713,627 or 20.4%. The overall decrease in operating expenses was primarily due to the decrease in sales of solar heater/biomass stove/boiler related products and the resulting decrease in selling and distribution expenses and general and administrative expenses.

Depreciation and amortization expense decreased to $191,906 for the six months ended June 30, 2009 from $281,383 for the six months ended June 30, 2008, primarily as a result of the end of useful life for certain manufacturing equipments in the first quarter of 2009.

Selling and distribution expense decreased to $1,040,072, for the six months ended June 30, 2009 or 35.0%, from $1,600,377 for the six months ended June 30, 2008, primarily due to the decrease in sales of solar heater/biomass stove/boiler related products.

General and administrative expenses were $1,550,535 (or approximately 10.5% of sales revenue) for the six months ended June 30, 2009, compared to $1,614,380 (or approximately 6.7% of sales revenue) for the six months ended June 30, 2008, primarily due to the decrease in sales of solar heater/biomass stove/boiler related products.

Net Income

Net income was $154,396 for the six months ended June 30, 2009, compared to $1,485,865 for the six months ended June 30, 2008, a decrease of $1,331,469 or approximately 89.6%. The decrease in net income was due primarily to a decrease in sales of solar heater/biomass stove/boiler related products.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3,249,424 for the six months ended June 30, 2009, while net cash used in our operating activities was $3,690,958 for the six months ended June 30, 2008.

Net cash provided by investing activities was $199,174 for the six months ended June 30, 2009, compared with net cash used in investing activities in the amount of $5,949,774 for the six months ended June 30, 2008.

Net cash provided by financing activities was $51,231 for the six months ended June 30, 2009, compared with $10,102,656 for the six months ended June 30, 2008.

We believe that current cash flow is sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. We may require additional cash for further development of business, including any investments or acquisitions we may decide to pursue. However, we cannot assure you that such funding will be available.

Cash

Cash and cash equivalents increased to $2,659,638 as of June 30, 2009, compared to $1,820,882 as at December 31, 2008, primarily as a result of an increase in sales and collection of accounts receivable in the first quarter of 2009.

Accounts Receivable

Accounts receivable increased to $8,457,470 as at June 30, 2009, from $5,962,051 as at December 31, 2008, primarily due to an increase in accounts receivable in connection with an increase in the projects under construction by Tianjin Huaneng.

Inventory

Inventories decreased to $2,701,654 as at June 30, 2009, as compared to $5,158,153 as at December 31, 2008. This substantial decrease was primarily due to strong sales and a sharp decrease in finished products inventory by Tianjin Huaneng.

Other Receivables and Prepayments

Other receivables and prepayments increased slightly to $7,708,106 as at June 30, 2009, compared to $6,705,578 as at December 31, 2008.

Accounts Payable

Accounts payable increased to $1,650,559 as at June 30, 2009, compared to $1,148,428 as at December 31, 2008. This increase was primarily due an increase in inventory of raw materials.

Other Payables and Accrued Liabilities

Other payables and accrued liabilities decreased to $5,149,009 as at June 30, 2009 from $7,296,294 as at December 31, 2008, primarily due to a decrease in shareholder loans and customer deposits.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our ‘‘disclosure controls and procedures’’ (‘‘Disclosure Controls’’) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our CEO and Acting CFO. Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and Acting CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our board of directors was advised by Cordovano and Honeck LLP, our previous independent registered public accounting firm, that during their performance of audit procedures for 2008, they identified the following deficiencies which they considered to be material weaknesses in corporate governance and compliance with laws and regulations:

•	Lack of board of directors approval for contracts related to the following businesses: Fuwaysun, Lianyungang, Xiongri and Xiangnian;
•	Failure to obtain state approvals of several businesses: SZPSP, Fuwaysun and Xiongri; and
•	Failure to disclose information on the new businesses in Form 10-K or 10-Q.

The deficiencies were mainly related to inadequate staffing and supervision for timely disclosure of such information and the obtainment of the required notifications and approvals.

To address the deficiencies, our management including CEO and Acting CFO have taken remedial procedures to standardize accounting practices, train staff and strengthen supervision to ensure timely disclosure of financial results for the second quarter of 2009.

Changes in Internal Control over Financial Reporting

As far as we know, there was no major changes or weakness in our internal control over financial reporting that occurred during the second fiscal quarter of 2009 covered by this Quarterly Report on Form 10-Q that are reasonably likely to materially affect, our internal control over financial reporting. We are working to refine our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and Acting CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include faulty judgments and breakdowns due to simple error or mistake. Controls can also be circumvented by individuals, by collusion, or by management override (whether such action is intentional or unintentional). The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries is a party to any pending legal proceedings.

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Solar & Clean Energy Solutions, Inc.

August 11, 2009	By:	/s/ Deli Du
Deli Du
Chief Executive Officer and President
(Principal Executive Officer)

August 11, 2009	By:	/s/ Yinan Zhao
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