Form 10-Q
period 2009-09-30
China Solar & Clean Energy Solutions, Inc.
filed 2009-11-12
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 000-12561

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-3819300
(State or other jurisdiction of incorporation)	I.R.S. Employer Identification Number

3/F West Wing Dingheng Plaza,
45A North Fengtai Road,
Beijing, China, 100071
(Address of principal executive offices)

(86) 10-63860500
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
☐ Yes ☒ No
The number of shares of the issuer’s common stock, $.001 per share, outstanding as at October 31, 2009 was 15,233,652.

TABLE OF CONTENTS

INDEX

Item 1.  Financial Statements
CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,587,364	$1,820,882
Accounts receivable, net	7,512,359	5,962,051
Inventories	2,892,074	5,158,153
Other receivables and prepayments	6,929,358	6,705,578
Total current assets	20,921,155	19,646,664

Property and equipment, net	14,145,114	13,955,691
Goodwill	1,911,320	2,284,903
Intangible assets, net	1,664,096	1,709,184
Assets of discontinued operations		8,972,481
TOTAL ASSETS	$38,641,685	$46,568,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,944,999	$1,148,428
Tax payable	1,539,204	1,822,867
Other payables and accrued liabilities	5,190,508	7,296,294
Employee loan	1,324,879	1,474,085
Total current liabilities	9,999,590	11,741,674

Long-term liabilities:
Deferred tax liabilities		15,779
Liabilities of discontinued operations		4,182,671

Stockholders’ equity
Convertible preferred stock: par value $0.001, 25,000,000 shares authorized, zero and 373,566 shares issued and outstanding, respectively		373
Common stock, $0.001 par value, 66,666,667 shares authorized, 14,233,652 and 13,799,450 shares issued and outstanding, respectively	14,233	13,799
Additional paid-in capital	22,506,055	22,966,404
Accumulated other comprehensive loss	696,701	1,615,081
Retained earnings	3,587,603	3,365,788
Profit earning reserves		963,106
Total china solar stockholders’ equity	26,804,592	28,924,551
Non-controlling interest in subsidiary	1,837,503	1,704,248
Total equity	28,642,095	30,628,799
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,641,685	$46,568,923
See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue, net	$5,344,923	$17,349,436	$20,120,492	$41,493,294
Cost of revenue	4,032,539	13,152,373	15,762,295	30,894,218
Gross profit	1,312,384	4,197,063	4,358,197	10,599,076
Operation Expenses
Depreciation and amortization	69,294	183,216	261,200	464,599
Selling and distribution	526,874	1,408,844	1,566,946	3,649,866
General and administrative	594,489	983,896	2,145,024	1,957,631
Total operating expenses	1,190,657	2,575,956	3,973,170	6,072,096
Income from operations	121,727	1,621,107	385,027	4,526,980
Other income (expenses):
Other income	40,691	210,275	60,937	277,106
Interest income	664	-	3,120
Other expense	(3,366)	(42,662)	(30,644)	(34,186)
Reversal of reserve for bad debts	3	-	127,248
Interest expense	(77,792)	(69,192)	(164,441)	(181,005)
Total other (expense) income	(39,800)	98,421	(3,780)	61,915
Income from continuing operations before income taxes	81,927	1,719,528	381,247	4,588,895
Income tax expense	8,042	458,820	206,780	1,148,847
Net income from continuing operation including non controlling interest	73,885	1,260,708	174,467	3,440,048
Net income (loss) from discontinued operation net of tax	-	448,362	(512,390)	613,917
Gain on sale of discontinued operations net of tax		-	652,753
Net income	73,885	$1,709,070	$314,830	$4,053,965
Less: Net income attributable to non controlling interest	28,239	69,869	93,015	928,900
Net income attributable to controlling interest	$45,646	$1,639,201	$221,815	$3,125,065
Basic
Continued operation	0.00	$0.09	$0.01	$0.22
Discontinued operation	0.00	$0.03	$(0.04)	$0.05
Gain on sale of discontinued operation	0.00	$0.00	$0.05	$0.00
	0.00	0.13	0.02	0.27
Diluted
Continued operation	0.00	$0.08	$0.01	$0.18
Discontinued operation	0.00	$0.03	$(0.03)	$0.04
Gain on sale of discontinued operation	0.00	$0.00	$0.04	$0.00
	0.00	0.11	0.01	0.23
Weighted average shares outstanding – basic	14,652,826	13,586,827	14,300,013	11,651,656
Weighted average shares outstanding –diluted	16,552,826	15,173,016	16,232,563	13,800,196
See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2009		2008
Cash flows from operating activities:
Net effect of discontinued operation	$		$(76,168)
Net cash provided by operating activities		705,573	(2,919,100)
Net cash provided by(used in) operating activities		705,573	(2,995,268)

Cash flows from investing activities:
Proceeds from non-controlling shareholder			(3,916,212)
Disposal subsidiary		1,390,593
Purchase of property, plant and equipment		(450,019)	(3,269,871)
Payment for other intangible assets			(852,163)
Net effect of discontinued operation			(80,606)
Net cash provided by/used in investing activities		940,575	(8,118,852)

Cash flows from financing activities:
Acquisition of an investment		51,532
Proceeds from private placement sale of stock			9,995,156
Proceeds from warrants exercised			312,430
Net effect of discontinued operation			(204,930)
Net cash provided by financing activities		51,532	10,102,656

Effect of exchange rate on cash and cash equivalents		69,102	192,214

NET CHANGE IN CASH AND CASH EQUIVALENTS		1,766,482	(819,250)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		1,820,882	5,466,637

CASH AND CASH EQUIVALENTS, END OF PERIOD		$3,587,364	$4,647,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes		$221,970	$441,015
Cash paid for interest expense		$118,921	$-
NONCASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock for acquisition of SZPSP			2,839,458
Issuance of warrants for the acquisition of SZPSP			92,193
Preferred share converted		373,000	1,201
See accompanying notes to condensed consolidated financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other			Total
	No. of	Par	No. of	Par	paid-in	comprehensive	Retained	Earnings	stockholders’
	shares	value	shares	value	capital	income	earnings	reserve	equity
Balance as of December 31, 2008	373,566	$373	13,799,450	$13,799	$22,966,404	$1,615,081	$3,365,788	$963,106	$28,924,551
Cancel 939,364 shares of disposal subsidiary			(939,364)	(939)	(459,349)			(963,106)	(1,423,394)
Preferred share converted	(373,566)	-373	373,566	373					0
Net income							221,815		221,815
Foreign currency translation adjustment						(918,380)			(918,380)
Issue 1,000,000 contingent shares outstanding			1,000,000	1,000	(1,000)
Balance as of September 30, 2009	0	$0	14,233,652	$14,233	$22,506,055	$696,701	$3,587,603	$-	$26,804,592

See accompanying notes to condensed consolidated financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

The results of operations for the nine and three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2009 or for any future period.

NOTE 2 - ORGANIZATION AND BUSINESS

China Solar & Clean Energy Solutions, Inc. (“China Solar”), formerly known as Deli Solar (USA) Inc., is a provider of integrated renewable energy products and services in the People's Republic of China (“PRC”). China Solar sells and distributes hot water and space heating devices along with waste heat recovery systems via its subsidiaries including Bazhou Deli Solar Energy Heating Co. Ltd. ("Deli Solar (Bazhou)"), Deli Solar (Beijing) Technology Development Co., Ltd (“Deli Solar (Beijing)”) and Tianjin Huaneng Group.

China Solar was incorporated in the State of Nevada on March 21, 1983 as Meditech Pharmaceuticals, Inc. (“Meditech”). In late 2004, the Board of Directors of Meditech contemplated a strategic reorganization with Deli Solar Holding Ltd., a corporation organized in the British Virgin Islands (“Deli Solar (BVI)”) in June 2004. In contemplation of the reorganization, the Board of Directors resolved to spin off Meditech’s drug development business to the shareholders of Meditech of record on February 17, 2005, through a pro rata distribution in the form of a stock dividend. The spin-off was completed on August 29, 2005. The acquisition of Deli Solar (BVI) was accounted for as a recapitalization of Deli Solar (BVI).

Bazhou Deli Solar Energy Heating Co Ltd (“Deli Solar (Bazhou)”)

On August 1, 2004, Deli Solar (BVI) purchased all the capital stock of Bazhou Deli Solar Energy Heating Co., Ltd. (“Deli Solar (Bazhou)”), a corporation duly organized under the laws of the People’s Republic of China (“PRC”) from Messrs. Deli Du, Xiao’er Du, and Xiaosan Du for RMB 6,800,000 (approximately $995,753.4). As a result of this transaction, Deli Solar (Bazhou) became a wholly-foreign owned enterprise (“WFOE”) under PRC law on March 30, 2005. This acquisition was accounted for as a transfer of entities under common control.

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

Deli Solar (Beijing) Technology Development Co Ltd. (“Deli Solar (Beijing)”)

Deli Solar (Beijing) was incorporated in June, 2005. It is principally engaged in the design and implementation of energy efficient solutions for commercial and industrial customers in major cities in the PRC.

Tianjin Huaneng Energy Equipment Co Ltd (“Tianjin Huaneng”)

Tianjin Huaneng Energy Equipment Company (“Tianjin Huaneng”), incorporated in 1987 in Ji County, Tianjin, is principally engaged in manufacturing and installation of waste heat recovery systems, energy saving boilers and environmental protection equipments for industrial customers.

On July 1, 2007, Deli Solar (Beijing) completed an acquisition of 51% of equity in Tianjin Huaneng. On October 27, 2008, Deli Solar (Beijing) additionally purchased 29.97% of the outstanding equity interest of Tianjin Huaneng from minority shareholders of Tianjin Huaneng. Following this transaction, the Company increased the registered capital of Tianjin Huaneng from RMB5.94 million to RMB21.68 million by contributing an additional RMB15,740,000 ($2,295,531).As a result, Deli Solar (Beijing) now owns approximately 91.82% of the equity interest in Tianjin Huaneng.

China Solar, Deli Solar (BVI), Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing) and Tianjin Huaneng are hereinafter referred to as the “Company”.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of non controlling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and non controlling (minority) interests in consolidated financial statements. This guidance became effective January 1, 2009.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 beginning June 30, 2009 and have included the required disclosures in our consolidated condensed financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification's content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4 – BUSINESS DISPOSAL

On July 6, 2009, we entered into the Termination Agreement with the three former shareholders of Shenzhen Pengsangpu (“SZPSP”) to terminate “The Equity Purchase Agreement” and “Complementary Agreement to the Equity Purchase Agreement” signed on January 9th, 2008 and “The Supplementary Agreement on Terms, Pricing and Payment” signed on March 25, 2008. We accounted for SZPSP as a wholly-owned subsidiary from March 31, 2008 up to March 31, 2009.

The key terms of the Termination Agreement are:

•
We have already received RMB12,960,486.30 (US$1.89 million) from the SZPSP Shareholders prior to the execution of the Termination Agreement, the SZPSP shareholders to pay to Deli-Solar (Beijing) the remaining RMB15,839,513.70 (US$2.32 million) from the RMB28.8 million (US$4.22 million) purchase price specified in the Supplementary Agreement in two installments (RMB8,000,000 (US$1.17 million) within 10 days from the execution date of the Termination Agreement and the remaining balance within two months from the execution date of the Termination Agreement)

•	The SZPSP shareholders to return to us an aggregate of 939,364 shares in our Company they received pursuant to the Supplementary Agreement
•
The SZPSP shareholders will also pay to us a portion of SZPSP's net profit for the period from April 1, 2008 to March 31, 2009, an amount which will be determined at a future date by the SZPSP shareholders and Deli-Solar (Beijing)

On August 20, 2009, the 939,364 shares returned from SZPSP as part of the disposal were cancelled by the transfer agent. Up to September 30, 2009, we have received an aggregate RMB 22,460,486.30 (US$3.29 million) in cash from the SZPSP shareholders.

NOTE 5 - BALANCE SHEET COMPONENTS

Accounts receivable, net

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on the aging of accounts receivable that management believes to be reasonable.

	September 30, 2009	December 31, 2008
	(Unaudited)

Accounts receivable, cost	$8,035,301	$6,807,085
L Less : allowance for doubtful accounts	(522,942)	(845,034)

Accounts receivable, net	$7,512,359	$5,962,051

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

Inventories:

	September 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$887,964	$1,261,714
Consumables	19,631	4,320
Work-in-process	126,511	21,269
Finished goods	1,857,967	3,870,850
Inventories	$2,892,074	$5,158,153

Other receivables and prepayments:

	September 30, 2009	December 31, 2008
	(Unaudited)

Advance to suppliers	$944,082	$414,257
Notes receivable	717,323	727,175
Prepaid expenses	125,435	99,000
Income tax receivable		195,549
Other receivables	5,142,518	5,269,597
Other receivables and prepayments	$6,929,358	$6,705,578

The balance of other receivables includes the following items:
(1)	The pending amount of receivable from SZPSP as part of the disposal is US$928,322.40 (RMB 6,339,513.70)
(2)	The amount of loans to Fuwaysun is US$3,000,000 and RMB6,550,000 (US$958,737). See Note 11.

Other payables and accrued liabilities:

	September 30, 2009	December 31, 2008
	(Unaudited)

Customer deposit	$2,124,069	$2,827,620
Salary payable	289,251	506,936
Accrued expenses	539,763	715,256
Other payables	1,298,267	2,109,673
Deferred revenue	939,158	1,136,809
Totals	$5,190,508	$7,296,294

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY

Authorized Capital

The Company’s authorized capital stock consists of 66,666,667 shares of common stock at $0.001 par value per share and 25,000,000 shares of preferred stock at $0.001 par value per share.

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

During the nine months ended September 30, 2009, 373,566 shares of preferred stock were converted to the same number of shares of common stock.

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

The registration statement was declared effective on February 7, 2008. The earnings target for the year ended December 31, 2007 was met, thus 900,000 escrow shares remained in escrow at the beginning of the year ending December 31, 2008. However, the 900,000 shares held in escrow were not included in the diluted earnings per share calculation for the twelve months ended December 31, 2008 as the escrow shares were to be returned to the Company since the investors did not provide at least $4,000,000 in additional equity financing within 90 days after the effectiveness of the first registration statement and the diluted earnings per share were the same as basic earnings per share due to the net loss result in 2008.

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

The Company agreed, among other things, to prepare and file an initial registration statement within 45 days of the closing dates (i.e. April 14, 2008) to register for the registrable securities (other than the 2,000,000 make good shares and the 469,150 shares underlying the placement agent warrants) and cause the registration statements to be declared effective by SEC.

The Company is required to file additional registration statements covering all of the remaining registrable securities (or such lesser number as the SEC deems appropriate). Failure to have the registration declared effective by due date may lead to an imposition of liquidated damages for the Company.

On December 17, 2008, the Registration Statement covering 4,691,499 of common shares in connection with the private placement on February 25, 2008 were declared effective by the Securities and Exchange Commission (“SEC”). On July 1, 2009, the Company filed another Registration Statement covering the 1,000,000 Make Good Shares due to the fact that the Company’s after-tax income for the fiscal year ended December 31, 2008 is less than $4.8 million. The Registration Statement for the 1,000,000 Make Good Shares was declared effective on July 20, 2009.

Common stock

During the nine months ended September 30, 2009, the Company issued 373,566 shares of common stock as part of the conversion of Series A Preferred Stock.

On August 20, 2009, all the 939,364 shares received from SZPSP as part of the disposal of SZPSP were cancelled by the transfer agent. As a result, the number of common shares issued and outstanding as of September 30, 2009 was 15,233,652.

Common Stocks Held in Escrow

In connection with the private placement on February 29, 2008, the Company deposited 2,000,000 shares of common stock (“Make Good Shares”) into escrow and we are required to deliver (i) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ended December 31, 2008 is less than $4.8 million; and (ii) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2009 is less than $8 million.

As the target of after-tax net income for the fiscal year ended December 31, 2008 was not met, the Company filed S-1 registration statement of 1,000,000 of the Make Good Shares to the investors on July 1. The S-1 was declared effective by the Securities and Exchange Commission (“SEC”) on July 20, 2009. As a result, the number of common stocks held in escrow is 1,000,000

A summary of the status of the Company’s outstanding common stock warrants:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and Exercisable at January 1, 2008	5,555,559	$2.73	3.76 years	$354,839
Granted	611,123	2.79	4.75 years	633,888
Exercised	(75,000)	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding and Exercisable at December 31, 2008	6,091,682	$2.76	3.53 years	$988,727
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding and Exercisable at September 30, 2009	6,091,682	$2.76	2.14 years	1,040,651

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 7 - INCOME TAXES

The Company is registered in the United States of America (“USA”) and has operations in three tax jurisdictions: the USA, British Virgin Island (“BVI”) and the PRC. The operations in the United States of America and British Virgin Island have incurred net operating losses for income tax purposes. The Company generated substantially all of its net income from the operation of its subsidiary in the PRC and is subject to the PRC tax jurisdiction. The Company has recorded an income tax provision for the nine months ended September 30, 2009.

United States of America

China Solar was incorporated in the State of Nevada and is subject to the tax laws of United States of America. As of September 30, 2009, the operation in the United States of America incurred $362,933 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards will expire through 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $54,440 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

On November 4, 2008, Tianjin Huaneng was classified as an Advanced Technology Enterprise in the PRC, consequently, the CIT for Tianjin Huaneng is reduced to 15% for the years of 2008, 2009 and 2010.

In March 2005, Deli Solar (Bazhou) was classified as a foreign investment enterprise. Hence, effective from the year ended 2005, Deli Solar (Bazhou) is entitled to a two-year exemption from enterprise income tax (which expired at the end of March 2007) and a reduced enterprise income tax rate of 15% for the following three years.

On July 25, 2006, SZPSP was classified as an Advanced Technology Enterprise in the PRC. The Company is exempted from CIT for the first two profit making years and then the CIT is reduced to 15% in the following three years. On July 6, 2009, Deli Solar (Beijing), entered into the Termination Agreement with SZPSP's shareholders. From April 1, 2008 up to March 31,2009 shares of SZPSP were held by Deli Solar (Beijing) and we accounted for SZPSP as a wholly-owned subsidiary. As of March 31, 2009, the operation in SZPSP incurred $461,641 of net operating losses.

In September 2006, the Deli Solar (Beijing) was formed as a foreign investment enterprise. Hence, effective from the year ended 2006, Deli Solar (Beijing) is entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 15% for the following three years.

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

NOTE 8 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

During the nine months ended September 30, 2009, the Company had two reportable segments, namely (i) Solar heater/Biomass stove/Building integrated energy projects under the management of Deli Solar (Bazhou), Deli Solar (Beijing) and Ailiyang; and (ii) Industrial waste heat recovery/energy-saving projects under the management Tianjin Huaneng.

An analysis of the Company’s revenue and total assets is as follows:

Revenue

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue:
Solar heater/Biomass stove/Building integrated energy projects	$1,527,584	11,317,237	$4,539,572	$24,143,765
Industrial waste heat recovery/energy-saving projects	3,817,339	6,032,199	15,580,920	17,349,529
	$5,344,923	17,349,436	$20,120,492	$41,493,294

Gross Profit

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Gross profit:
Solar heater/Biomass stove/ Building integrated energy saving projects	$375,792	$2,281,451	$1,024,025	$4,901,773
Industrial waste heat recovery/energy-saving projects	936,592	1,915,612	3,334,171	5,697,302
	$1,312,384	$4,197,063	$4,358,197	$10,599,075

Total assets

	September 30,2009	December 31,2008
Total assets	2009	2008
Solar heater/Biomass stove/Building integrated energy projects	$14,917,326	12,795,964
Industrial waste heat recovery/energy-saving projects	$15,529,407	14,360,410
Discontinued operation	$	8,972,481
Other	$8,194,952	10,440,068
	$38,641,685	46,568,923

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

The Company’s operations are located in PRC, which is the main geographical area. The Company’s sales and total assets by geographical market are analyzed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue:
PRC	$5,339,069	$17,327,480	$19,712,775	$41,451,013
Others	5,854	21,956	407,717	42,281

	$5,344,923	$17,349,436	$20,120,492	$41,493,294

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Gross profit:
PRC	$1,307,387	$4,190,476	$4,099,770	$10,580,894
Others	4,997	6,587	258,427	18,181

	$1,312,384	$4,197,063	$4,358,197	$10,599,075

	September 30,	December 31,
	2009	2008
Total assets:
PRC	$35,098,892	$40,402,100
Others	3,542,793	6,166,823

	$38,641,685	$46,568,923

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

NOTE 10 –NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic and diluted net income per share calculation

Numerator:
Net income from continued operation	$45,646	$1,190,839	$81,452	$2,511,146
Net income from discontinued operation	-	448,362	(512,390)	613,917
Gain on sale of discontinued operation	-	-	652,753	-
	45,646	1,639,201	221,815	3,125,064

Denominator: - Weighted average ordinary shares outstanding	14,652,826	13,586,827	14,300,013	11,651,656
- Weighted average preferred stock outstanding	900,000	586,189	932,550	1,126,801
- Weighted average contingent shares outstanding	1,000,000	1,000,000	1,000,000	795,620
- Weighted average warrant shares outstanding	-	-	-	226,119
- Weighted average ordinary shares outstanding -diluted	16,552,826	15,173,016	16,232,563	13,800,196

NOTE 11 - SUBSEQUENT EVENT

(a)	Postponement of Acquisition of Shenzhen Fuwaysun Technology Co Ltd

On January 21, 2008, we entered into a letter of intent (“LOI”) with Mr. Chaowei Liang, Ms. Xuemei Mo and Mr. Huafeng Mo (the “Fuwaysun Shareholders”), the three shareholders holding the entire equity interests of Shengzhen Fuwaysun Technology Co., Ltd. (“Fuwaysun”), a PRC company primarily engaged in the development and production of solar pest killing lamps and transportable solar generators. Pursuant to the LOI, we will acquire 60% of Fuwaysun’s entire equity interests (the “Acquisition”) from the Fuwaysun Shareholders at a purchase price equal to 60% of Fuwaysun’s audited net assets as of January 30, 2008 (the “Purchase Price”). We will pay the purchase price with cash and shares of China Solar.

In April, 2008, we entered into two loan agreements with Fuwaysun (the “Loan Agreements”), pursuant to which we made two loans to Fuwaysun as working capital for nine months, one for $3,000,000 and the other for RMB3,000,000 ($424,352) (the “Loans”), respectively. The Loan Agreements are substantially identical, except for the amount of the loans. Pursuant to the Loan Agreements, if we complete the Acquisition within nine months, we will cancel the Loans to offset the Purchase Price; if we cannot complete the Acquisition within nine months, Fuwaysun must repay the Loans within 30 days after the expiration of the nine months plus interest on the Loans at a rate of 12% per annum. However, if Fuwaysun refuses to complete the Acquisition, Fuwaysun shall repay the Loans plus accrued interest at a rate of 20% per annum within 30 days thereafter and pay us liquidated damages equal to 5% of the Purchase Price. If Fuwaysun fails to repay either Loan pursuant to the applicable Loan Agreement, it shall pay us additional interest on such Loan at a rate of 0.5% per day.

On April 9, 2009, we entered into a supplementary agreement with the Fuwaysun Shareholders and Fuwaysun (the “Supplementary Agreement”) to extend the dates of both the Acquisition and the maturity date of the Loans to June 30, 2009. The acquisition was not completed by September 30, 2009 due to the fact that the equity stake of the acquiree expands substantially during the period and the parties are still in negotiations to complete the deal.

(b)	Postponement of Acquisition of Shenzhen Xiongri Solar Co Ltd

In 2006, we entered into a series of agreements with the three shareholders of Shenzhen Xiongri Solar Co., Ltd. (“Xiongri”) to purchase 60% of the entire equity interests of Xiongri for RMB2,000,000 ($282,901). The three shareholders agreed to loan RMB2,000,000 to Xiongri as working capital. The transfer of the 60% equity interests is not yet completed.

On April 9, 2009, the parties entered into a supplementary agreement and agreed to complete the transfer of the 60% equity interests by June 30, 2009. The Acquisition was not completed by September 30, 2009 and the parties are still in negotiations to complete the deal.

The subsequent events were evaluated as of November 12, 2009, the date the financial statements were issued.

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

Overview

We are engaged in the renewable energy business in the PRC. Our business is conducted through our wholly-owned PRC based operating subsidiaries, Deli Solar (Bazhou), Deli Solar (Beijing), Ailiyang and our majority owned subsidiary Tianjin Huaneng.

The Company has two reportable segments: (i) Solar heater/Biomass stove/Building integrated energy projects for households and buildings; and (ii) Industrial waste heat recovery/Energy-saving projects for industrial customers.

Deli Solar (Bazhou) manufactures and distributes solar products in the PRC. The Company’ principal products are solar hot water heaters and multifunctional space heaters, including coal-fired boilers for residential use. Deli Solar (Bazhou) also sells spare parts for its products and provides after-sales maintenance and repair services.

Deli Solar (Beijing) is principally engaged in the service and installation energy saving equipments in residential and commercial buildings in major cities in the PRC.

Tianjin Huaneng provides waste heat recovery and energy saving solutions for industrial customers. The Company manufactures heating products such as heating pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast boilers, heating filters, normal pressure water boilers, solar energy water heaters and radiators.

Approximately 22.6% of our net revenue for the nine months ended September 30, 2009 was derived from sales of our Solar heater/Biomass stove/Building integrated energy projects and 77.4% from sales of our Industrial waste heat recovery/energy-saving projects, respectively. Approximately 98.0% and 2.0% of our net revenues for the nine months ended September 30, 2009, were derived from sales made inside the PRC and outside the PRC, respectively.

Recent Developments

On July 6, 2009, Deli Solar (Beijing) entered into the Termination Agreement with the SZPSP Shareholders.  The Termination Agreement terminates the Equity Purchase and Complementary Agreements Deli Solar (Beijing) entered into with the SZPSP Shareholders on January 9, 2008, which were amended and supplemented by the Supplementary Agreement Deli Solar (Beijing) entered into with the SZPSP Shareholders on March 25, 2008.  The terms of the Equity Purchase and Complementary Agreements are described in our Form 8-K report filed on January 15, 2008.  The terms of the Supplementary Agreement are described in our Form 8-K report filed on April 1, 2008.  We accounted for SZPSP as a wholly-owned subsidiary from March 31, 2008 up to March 31, 2009.

The key terms of the Termination Agreement are:

•
Deli Solar (Beijing) having already received RMB12,960,486.30 from the SZPSP Shareholders prior to the execution of the Termination Agreement, the SZPSP Shareholders to pay to Deli Solar (Beijing) the remaining RMB15,839,513.70 from the RMB28.8 million purchase price specified in the Supplementary Agreement in two installments (RMB8,000,000 within 10 days from the execution date of the Termination Agreement and the remaining balance within two months from the execution date of the Termination Agreement)

•	The SZPSP Shareholders to return to Deli Solar (Beijing) an aggregate of 939,364 shares in our Company they received pursuant to the Supplementary Agreement
•
The SZPSP Shareholders will also pay to Deli-Solar (Beijing) a portion of SZPSP's net profit for the period from April 1, 2008 to March 31, 2009, an amount which will be determined at a future date by the SZPSP Shareholders and Deli Solar (Beijing)

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Sales Revenue

	Three months ended September 30
Revenue	2009	2008
Solar heater/Biomass stove/Building integrated energy projects	$1,527,584	11,317,237
Industrial waste heat recovery/energy-saving projects	$3,817,339	6,032,199
total	$5,344,923	17,349,436

Overall: Sales revenue for the three months ended September 30, 2009 were $5,344,923 as compared to $17,349,436 for the three months ended September 30, 2008, a decrease of $12,004,513 or 69.2%. The decrease in sales was primarily attributable to the decline in sales from single solar products such as solar heater and biomass stove in Deli Solar (Bazhou). We expect overall sales revenue for the single solar products to continue to face intensive competition in the PRC market, while the sales revenue for energy-saving projects is expected to increase during the rest of the year with the completion of these projects.

Solar heater/Biomass stove/Building integrated energy projects: Sales revenue for these products for the three months ended September 30, 2009 were $1,527,584 as compared to $11,317,237 for the three months ended September 30, 2008, a decrease of $9,789,653 or 86.5%. The decrease in sales revenue derived from solar heaters/biomass stove/boiler related products was due to a weak market and strong competition. We expect the competition in solar heaters/biomass stove/boiler related products to continue for the remainder of 2009.

Industrial waste heat recovery/energy-saving projects: Sales revenue for the three months ended September 30, 2009 was $3,817,339 as compared to $6,032,199 for the three months ended September 30, 2008, a decrease of $2,214,860 or 36.7%. The decrease in sales of industrial waste heat recovery/energy-saving projects was due to slowdown in industrial orders during the first quarter of 2009 as a result of a weakening economy. There is a time delay for the recognition of sales revenue for the industrial projects, which usually takes three to six months to complete. Certain large orders were placed in the third quarter of 2009, revenue from which we could recognize in the fourth quarter of 2009 or first quarter of 2010.

Gross Profit

	Three months ended September 30
Gross profit	2009	2008
Solar heater/Biomass stove/Building integrated energy projects	$375,794	$2,281,451
Industrial waste heat recovery/energy-saving projects	$936,590	1,915,612
	$1,312,384	$4,197,063

Overall: Gross profit margin for the three months ended September 30, 2009 increased slightly by approximately 0.3% to 24.5%, as compared to 24.2% for the three months ended September 30, 2008. This was primarily due to the decrease in the cost of key raw materials. We decreased our inventory of stainless steel while the price of stainless steel price was high, resulting in lower production costs and a higher gross profit.

Solar heater/Biomass stove/Building integrated energy projects: Gross profit margin for the three months ended September 30, 2009 was stable at approximately 24.6%, a slight increase of 4.4% as compared to 20.2% for the three months ended September 30, 2008.

Industrial waste heat recovery/energy-saving projects: Gross profit margin for the three months ended September 30, 2009 was approximately 24.5%, a decrease of 7.2%, as compared to 31.8% for the three months ended September 30, 2008. The decrease in gross profit margin is primarily due to an increase in the cost of raw materials.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 were $1,190,657, as compared to $2,575,956 for the three months ended September 30, 2008, a decrease of $1,385,299, or 53.8%. The overall decrease in the selling/distribution expenses and general/administrative expenses was primarily due to the decrease in sales revenue from solar water heaters and biomass stoves.

Depreciation and amortization expenses decreased to $69,294 for the three months ended September 30, 2009, a decrease of $113,922 or 62.2%, from $183,216 for the three months ended September 30, 2008, primarily as a result of the end of useful life for certain of our manufacturing equipments in the first quarter of 2009.

Selling and distribution expenses decreased to $526,874 for the three months ended September 30, 2009, a decrease of $881,970 or 62.6%, from $1,408,844 for the three months ended September 30, 2008, primarily due to the decrease in sales of solar heaters and biomass stoves.

General and administrative expenses were $594,489 for the three months ended September 30, 2009 (or approximately 11.1% of sales) compared to $983,896 (or approximately 5.7% of sales) for the three months ended September 30, 2008, a decrease of $389,407 or 39.6%. The decrease was primarily due to the decrease in sales of solar heaters and biomass stoves.

Net Income

Net income was $45,646 for the three months ended September 30, 2009, compared to $1,639,201 for the three months ended September 30, 2008. The decrease was primarily due to the decrease in sales of solar heater/biomass stove/boiler related products.

Sales Revenue

	Nine months ended September 30
Revenue	2009	2008
Solar heater/Biomass stove/Building integrated energy projects	$4,539,572	$24,143,765
Industrial waste heat recovery/energy-saving projects	$15,580,920	17,349,529
	$20,120,492	$41,493,294

Overall: Sales revenue for the nine months ended September 30, 2009 were $20,120,492 as compared to $41,493,294 for the nine months ended September 30, 2008, a decrease of $21,372,802 or 51.5% compared to the nine months ended September 30, 2008. The decrease in sales revenue was primarily attributable to the decline in revenue from the Solar heater/Biomass stove/Building integrated energy projects under the management of Deli Solar (Bazhou).

Solar heater/Biomass stove/Building integrated energy projects: Sales revenue for these products for the nine months ended September 30, 2009 were $4,539,572 as compared to $24,143,765 for the nine months ended September 30, 2008, a decrease of $19,604,193 or 81.2%. The decrease in sales revenue was due to a weak market and competition for solar heater and biomass stove. We expect competition to continue for the remainder of 2009.

Heat pipe related equipments/Energy-savings projects: Sales revenue for the nine months ended September 30, 2009 were $15,580,920 compared to $17,349,529 for the nine months ended September 30, 2008, an increase of $1,768,609 or 10.2%. The decrease in sales of industrial waste heat recovery/energy-saving projects was due to slowdown in industrial orders during the first quarter of 2009 as a result of a weakening economy. There is a time delay for the recognition of sales revenue for the industrial projects, which usually takes three to six months to complete. Certain large orders were placed in the third quarter of 2009, revenue from which we could be recognized in the fourth quarter of 2009 or first quarter of 2010.

Gross Profit

	Nine months ended September 30
Gross profit	2009	2008
Solar heater/Biomass stove/Building integrated energy projects	$1,024,027	$4,901,773
Industrial waste heat recovery/energy-saving projects	$3,334,170	5,697,302
	$4,358,197	$10,599,075

Overall: Gross profit margin for the nine months ended September 30, 2009 decreased by approximately 3.9% to 21.6% from 25.5% for the nine months ended September 30, 2008. This was primarily due to the decrease in sales of Industrial waste heat recovery/energy-saving projects and increase in the cost of key raw materials. We increased our inventory of stainless steel while the price of stainless steel price was high, resulting in higher production costs and a lower gross profit.

Solar heater/Biomass stove/Building integrated energy projects: Gross profit margin remained fairly constant for the nine months ended September 30, 2009 at 22.6% compared to 20.3% for the nine months ended September 30, 2008.

Industrial waste heat recovery/energy-saving projects: Gross profit margin for the nine months ended September 30, 2009 was approximately 21.4%, a decrease of 11.4% from 32.8% for the nine months ended September 30, 2009. The decrease in gross profit margin was due to the lower average product sales price and higher production costs.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 were $3,973,170, as compared to $6,072,096 for the nine months ended September 30, 2008, a decrease of $2,098,926 or 34.6%. The overall decrease in operating expenses was primarily due to the decrease in sales of Solar heater/Biomass stove/Building integrated energy projects and the resulting decrease in selling and distribution expenses and general and administrative expenses.

Depreciation and amortization expense decreased to $261,200 for the nine months ended September 30, 2009 from $464,599 for the nine months ended September 30, 2008, primarily as a result of the end of useful life for certain manufacturing equipments in the first quarter of 2009.

Selling and distribution expense decreased to $1,566,946, for the nine months ended September 30, 2009, a decrease of $2,082,920 or 57.1%, from $3,649,866 for the nine months ended September 30, 2008, primarily due to the decrease in sales of Solar heater/Biomass stove/Building integrated energy projects.

General and administrative expenses were $2,145,024 (or approximately 10.7% of sales revenue) for the nine months ended September 30, 2009, compared to $1,957,631 (or approximately 4.7% of sales revenue) for the nine months ended September 30, 2008, primarily due to the decrease in sales of Solar heater/Biomass stove/Building integrated energy projects.

Net Income

Net income was $221,815 for the nine months ended September 30, 2009, compared to $3,125,064 for the nine months ended September 30, 2008, a decrease of $2,903,249 or approximately 92.9%. The decrease in net income was due to primarily a result of decrease in sales of Solar heater/Biomass stove/Building integrated energy projects.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $705,573 for the nine months ended September 30, 2009, while net cash used in our operating activities was $(2,995,268) for the nine months ended September 30, 2008.

Net cash provided by investing activities was $940,575 for the nine months ended September 30, 2009, compared with net cash used in investing activities in the amount of $(8,118,852) for the nine months ended September 30, 2008.

Net cash provided by financing activities was $51,532 for the nine months ended September 30, 2009, compared with $10,102,656 for the nine months ended September 30, 2008.

We believe that current cash flow is sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. We may require additional cash for further development of business, including any investments or acquisitions we may decide to pursue. However, we cannot assure you that such funding will be available.

Cash

Cash and cash equivalents increased to $3,587,364 as of September 30, 2009, compared to $1,820,882 as at December 31, 2008, primarily as a result of receiving cash from disposal SZPSP

Accounts Receivable

Accounts receivable increased to $7,512,359 as at September 30, 2009, from $5,962,051 as at December 31, 2008, primarily due to an increase in accounts receivable in connection with an increase in the projects under construction by Tianjin Huaneng.

Inventory

Inventories decreased to $2,892,074 as at September 30, 2009, as compared to $5,158,153 as at December 31, 2008. This substantial decrease was primarily due to strong sales and a sharp decrease in finished products inventory by Tianjin Huaneng.

Other Receivables and Prepayments

Other receivables and prepayments increased slightly to $6,929,358 as at September 30, 2009, compared to $6,705,578 as at December 31, 2008.

Accounts Payable

Accounts payable increased to $1,944,999 as at September 30, 2009, compared to $1,148,428 as at December 31, 2008. This increase was primarily due an increase in inventory of raw materials.

Other Payables and Accrued Liabilities

Other payables and accrued liabilities decreased to $5,190,508 as at September 30, 2009 from $7,296,294 as at December 31, 2008, primarily due to a decrease in shareholder loans and customer deposits.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

China Solar & Clean Energy Solutions, Inc.

November 12, 2009	By:	/s/ Deli Du
Deli Du
Chief Executive Officer and President
(Principal Executive Officer)

November 12, 2009	By:	/s/ Yinan Zhao
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