Form 10-K/A
period 2008-12-31
China Solar & Clean Energy Solutions, Inc.
filed 2010-04-14
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 000-12561

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
(Exact name of Registrant as Specified in Its Charter)

Nevada	95-3819300
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3/F West Wing Dingheng Plaza, 45A North Fengtai Road, Beijing, China	100071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 10-63860500

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

The aggregate market value of the 11,342,439 shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2008 was $15,879,415, which was computed upon the basis of the closing price $1.40 on that date.

There were 16,173,016 shares of common stock of the registrant outstanding as of April 12, 2009.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The undersigned Registrant hereby amends Item 7 and 8 of Part II of the Registrant’s annual report on Form 10-K for the year ended December 31, 2008, for the purpose of amending its revenue recognition as described in the current report Form 8-K and its amendment filed on March 30, 2010 and April 9, 2010.

Except as described above, no other changes have been made to the original report and have not been included in this amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this amendment.

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

Sales-type leases

The Company engages in installing energy-saving facilities and leases the equipment to customers. The Company will transfer all benefits, risks and ownership of the leased property to the customers at the end of the lease term. The Company's investment cost in these projects is recorded as Sales-type leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, “Accounting for Leases " and its various amendments and interpretations. The sales and cost of goods sold is recognized at the point of sales. The investment in sales-type lease consists of the sum of the total minimum lease payments receivable less unearned interest income. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease. The gross investment on sales-type lease is recorded as net of unearned interest Income.

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

Business Combinations, Goodwill and intangible assets.

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

Key Items in 2008

Significant financial items during 2008 include:

•
Increase by us of ownership in Tianjin Huaneng from 51% to 91.82% through purchase of additional equity interests from minority shareholders and additional contribution to Tianjin Huaneng’s registered capital; and

•	Acquisition of SZPSP.

RESULTS OF OPERATIONS

Years ended December 31, 2008 and December 31, 2007

Sales Revenues

The following table sets forth a breakdown of our net revenues for the periods indicated:

Revenue:	2008	2007

Solar Heater/Biomass Stove/Boiler related products	$25,098,563	$26,693,850
Heat Pipe related products	14,369,716	7,002,015
Energy-saving projects	9,078,203	3,376,481
Solar Heat collector and others	2,952,514	—
Total	51,498,996	$37,072,346

Overall: Sales increased to $51,498,996 for 2008 as compared to $37,072,346 for 2007, an increase of approximately $14,426,650 or 38.9%. This increase was primarily due to increased sales by Tianjin Huaneng and SZPSP. We acquired Tianjin Huaneng and commenced selling heat pipe related products on July 1, 2007. We acquired the entire equity interest in SZPSP in March 2008.

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

Heat Pipe Related Products: Sales revenues increased to $14,369,716 in 2008 from $7,002,015 in 2007, an increase of $7,367,701 or 105.2%. This increase was mainly due to the fact that we did not begin to sell heat pipe related products until we acquired Tianjin Huaneng on July 1, 2007.

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

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

Cost of revenue:	2008	2007

Solar Heater/Biomass Stove/Boiler related products	$20,741,274	$21,021,407
Heat Pipe related products	12,618,787	5,181,491
Energy-saving projects	7,502,163	2,569,180
Solar Heat collectors and others	2,439,936	—
Total	$43,302,160	$28,772,078

Overall: Cost of revenue was $43,302,160 for 2008, an increase of $14,530,082 or 50.5% from $28,772,078 for 2007. This increase was primarily attributable to an increase in our material costs, generally in line with our increased sales revenues.

Solar Water Heaters/Biomass Stove/Boiler Related Products: Cost of revenue decreased $280,133, or 1.3%, to $20,741,274 for 2008 from $21,021,407 for 2007, mainly because we accounted for certain products under the solar heat collector and others segment in 2008 instead of this segment as we did in 2007.

Heat Pipe Related Products: Cost of revenue increased to $12, 618,787 for 2008, an increase of $7,437,296 or 143.5% from $5,181,491 for the prior year. This increase was primarily attributable to the increased cost of steel during the first nine months of 2008.

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

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

Gross profit:	2008	2007
Solar Heater/Boiler related products	$4,357,289	$5,672,443
Heat Pipe related products	1,750,929	1,820,524
Energy-saving projects	1,576,040	807,301
Solar Heat collector and others	512,578	—
Total	8,196,836	$8,300,268

Overall: As a result of the foregoing, gross profit for 2008 was $8,196,836, compared to $8,300,268 for 2007, a decrease of $103,432 or 1.2%.

Gross margin (gross profit as a percentage of sales) in 2008 was approximately 15.9% compared to approximately 22.4% in 2007. Our profit margin decreased in 2008 primarily because a decrease in the selling prices of our products as we faced increased competition in the industry.

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

Heat Pipe Related Products: Gross profit on the sale of heat pipe related products decreased by $ 69,595, or 3.8%, to $1,750,929 for 2008 from $1,820,524 for 2007. Gross margin (gross profit as a percentage of sales of these products) decreased to 12.2% in 2008 from approximately 26.0% for 2007.

Energy-saving projects: Gross profit increased to $1,576,040 for 2008 from $807,300 for 2007, reflecting an increase of $768,740 or 95.2%. This increase was mainly due to the fact that we acquired SZPSP in March 2008. Gross margin (gross profit as a percentage of sales of these products), however, decreased to 17.4% in 2008 from approximately 23.9% for 2007.

Solar Heat collector and others: Gross profit was $ 512,578 for 2008 since we did not account for these products as a separate segment prior to 2008.

Operating Expenses

Operating expenses increased to $9,294,723 for 2008 as compared to $5,114,634 for 2007. This represented an increase of $4,180,089 or about 81.7%.

Depreciation and amortization increased by $889,432, or 314.5%, to $1,172,254 for 2008 from $282,822 for 2007, mainly due to our depreciation and amortization by Tianjin Huaneng and SZPSP.

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

Income (loss) from Operations:

As a result of the foregoing, income from operations for 2008 was -$1,097,887, as compared to $3,185,634, representing a decrease of $4,283,521 or 134.5%.

Total Other Income (Expenses)

Total other expenses were $3,392,972 in 2008, as compared to total other income of $154,576 for 2007. Total other expenses comprised mostly losses on non-recurring items of $3,012,488.12, including goodwill impairment of $2,314,389 related to our acquisition of SZPSP and inventory write-downs by Tianjin Huaneng of $101,799 (RMB695753) and Deli Solar (Bazhou) of $71,544 (RMB488,975) for obsolete inventories.

Income Taxes

Our income taxes decreased to $193,418 in 2008 from $615,325 in 2007, primarily due to reduced income by certain of our PRC subsidiaries.

Minority Interest

Minority Interests were $818,893 for 2008 as compared to $199,744 for 2007 due to share of profits by minority interests from consolidation with Tianjin Huaneng.

Net Income (Loss)

As a result of the foregoing, we incurred a net loss of $5,503,170 in 2008, as compared to net income of $2,525,141 for 2007.

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

Accounts Receivable

During 2008, accounts receivable, net decreased by 18.9% to $ 6,040,065 from $7,453,009 at the end of 2007, primarily due to our acquisition of Tianjin Huaneng and SZPSP. Tianjin Huaneng and SZPSP both have a large balance of accounts receivable. SZPSP engages in installing energy-saving facilities and leasing the equipment facilities to customers.

We evaluate the need for an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the allowances for doubtful accounts for 2008 were $845,034, as compared to $766,795 for 2007.

Inventory

Inventories as of December 31, 2008 increased by 113.8% to $ 8,285,521 from $3,875,658 as of December 31, 2007, primarily due to the acquisition of Tianjin Huaneng and SZPSP. The inventory mainly consists of finished goods waiting for transportation or installation and unfinished energy saving projects.

Other receivables and prepayments

Other receivables and prepayments as of December 31, 2008 increased to $7,870,575 from $1,637,948 as of December 31, 2007, primarily due to our loan agreements to Fuwaysun and loan agreements to Xiongri. Other receivables and prepayments mainly consist of advances to suppliers, prepaid expenses and customers’ deposits.

Property, plant and equipment

Property, plant and equipment as of December 31, 2008 increased to $15,149,198 from $8,819,216 as of December 31, 2007 primarily due to our acquisition of Tianjin Huaneng and SZPSP. The increase is mainly contributable to an increase in buildings, plant and machinery and office equipment.

Goodwill

We recorded goodwill of $2,340,512 as of December 31, 2008, compared with $1,789,324 as of December 31, 2007. The increase was primarily due to our increased shareholding of Tianjin Huaneng and acquisition of SZPSP.

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

Accounts payable

Account payable as of December 31, 2008 increased to $5,301,349 as of December 31, 2008 from $$2,111,028 as of December 31, 2007.

Income tax payables

Income tax payable of $ 1,818,488 decreased as of December 31, 2008 primarily due to our reduced income.

Other payables and accrued liabilities

Other payables and accrued liabilities as of December 31, 2008 increased to $11,190,000 from $8,552,452 as of December 31, 2007 primarily due to consolidation with SZPSP and acquisition minority interests of Tianjin. The increase mainly comprised of increases in accrued expenses, customer deposits, other payable, and deferred revenue.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated audited financial statements for the fiscal years ended December 31, 2008 and 2007, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

We have audited the accompanying consolidated balance sheet of China Solar & Clean Energy Solutions, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, cash flows and changes in stockholders’ equity and comprehensive income for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the consolidated financial statements, the Company has restated its 2008 consolidated financial statements.

/s/ Cordovano and Honeck LLP

Englewood, Colorado USA

April 15, 2009, except for Note 4 and Note 19
which are dated April 12, 2010

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED   BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2008 Restated	2007

ASSETS
Current assets:
Cash and cash equivalents	$2,404,996	$5,466,637
Accounts receivable, net	6,040,065	7,453,009
Inventories	8,285,521	3,875,658
Other receivables and prepayments	7,870,575	1,637,948

Lease receivables, current	156,579	-

Total current assets	24,757,736	18,433,252

Property, plant and equipment, net	15,149,198	8,819,216
Goodwill	2,340,512	1,789,324
Intangible assets, net	1,709,184	1,597,921

Customer relationships, net	1,017,500	-
Intellectual property – unpatented technology, net	869,500	-
Lease receivables, non current	654,578	-

TOTAL ASSETS	$46,498,208	$30,639,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$5,301,349	$2,111,028
Income tax payables	1,818,488	1,108,433
Other payables and accrued liabilities	11,190,000	8,552,452

Total current liabilities	18,309,837	11,771,913
Deferred tax liability	15,779	-
Long-term liability	286,483	-
Total liabilities	18,612,099	11,771,913
Minority interests	194,542	935,825

Stockholders’ equity:
Convertible preferred stock: par value $0.001; 25,000,000 shares authorized, 373,000 and 1,774,194 shares issued and outstanding, respectively	373	1,774
Common stock, $0.001 par value; 66,666,667 shares authorized; 13,799,450 and 6,205,690 shares issued and outstanding, respectively	13,799	6,205
Additional paid-in capital	23,073,258	9,260,607
Accumulated other comprehensive income	1,615,081	1,134,270
Retained earnings	2,025,950	7,529,119
Profit earning reserves	963,106	-
Total stockholders’ equity	27,691,567	17,931,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,498,20823	$30,639,713

See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2008	2007
	Restated	As adjusted and restated
Revenue, net	$51,498,996	$37,072,346

Cost of revenue	43,302,160	28,772,078

Gross profit	8,196,836	8,300,268

Operating expenses:
Depreciation and amortization	1,172,253	282,822
Selling and distribution	3,995,401	827,839
General and administrative	4,127,069	4,003,973

Total operating expenses	9,294,723	5,114,634

Income from operations	(1,097,887)	3,185,634

Other income (expenses):
Other income	197,155	220,057
Interest income	262,233	-
Other expense	(547,705)	-
Interest expense	(292,167)	(65,481)
Loss on nonrecurring items	(3,012,488)	-
Total other income (expenses)	(3,392,972)	154,576

Income before income taxes	(4,490,859)	3,340,210

Income tax expense	(193,418)	(615,325)
Minority interests	(818,893)	(199,744)

NET INCOME	(5,503,170)	2,525,141

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(5,503,170)	$1,549,334

Net income per share – basic	$(0.45)	$0.25

Net income per share – diluted	$(0.45)	$0.24

Weighted average shares outstanding - basic	12,158,482	6,205,290

Weighted average shares outstanding - diluted	12,158,482	6,396,697

See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars)

	Years ended December 31,
	2008 Restated	2007
Cash flows from operating activities:
Net income	$(5,503,170)	$2,525,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,497,240	324,157
Impairment for goodwill,inventory	2,702,487	-
Provision for allowance on accounts receivable	978,006	650,432
Changes in operating assets and liabilities:
Accounts receivable, trade	278,359	(7,232,995)
Inventories	(4,648,079)	(3,559,893)
Other receivables and prepayments	(6,232,627)	(250,037)
Accounts payable, trade	3,190,321	1,963,127
Income tax payable	710,055	1,108,433
Other payables and accrued liabilities	1,571,403	8,209,641
Minority interest	818,893	935,825

Net cash provided by operating activities	(4,637,112)	4,673,831

Cash flows from investing activities:
Acquisition of a subsidiary	(662,491)	(489,459)
Purchase of intangible assets	(981,283)	(635,726)
Purchase of property, plant and equipment	(7,364,222)	(4,294,741)

Net cash used in investing activities	(9,007,996)	(5,419,926)

Cash flows from financing activities:
proceeds from warrants exercised	107,500	(180,694)
Capital contribution received from shareholders	9,995,156	-
Proceeds from issuance of preferred stock (net of offering costs of $169,000 paid in cash)	-	2,581,000

Net cash (used in) provided by financing activities	10,102,656	2,400,306

Foreign currency translation adjustment	480,812	600,361

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,061,641)	2,254,572

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,466,637	3,212,065

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,404,996	$5,466,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$538,332	$939,798
Cash paid for interest expenses	$302,961	$95,446

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Warrant shares granted for offering costs	$541,695	$138,338
Issuance of common stock for acquisitions of SZPSP	$2,839,458	$-
Issuance of warrants for the acquisitions of SZPSP	$92,193	$-
Preferred share converted	$1,401	$-

See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional	Accumulated Other			Total stockholders’
	No. of	Par	No. of	Par	paid-in	comprehensive	Retained	Earning	Earning
	shares	value	Shares	Value	capital	income	earnings	reserve	reserve equity
Balance as of December 31, 2007	1,774,194	$1,774	6,205,290	$6,205	$9,260,607	$1,134,270	$7,529,119		$17,931,975

Shares issued for private placement, net of offering costs of $1,264,451 in cash and $541,695 in warrants.			4,691,499	4,691	9,990,465	-	-		9,995,156
Shares and warrants issued for the acquisition of subsidiary at fair value	-	-	1,419,729	1,420	2,930,231	-	-		2,931,651
Shares issued for services			7,304	7	15,185				15,192
Warrant exercised	-	-	75,000	75	107,425	-	-		107,500
Preferred share converted	-1,400,628	-1,401	1,400,628	1,401	-	-	-		-
Minority share purchased					769,345				769,345
Comprehensive income:
Net income	-	-	-	-	-	-	-5,503,170		-5,503,170
Foreign currency translation adjustment	-	-	-	-	-	480,811	-		480,812
Profit earning reserves								963,106	963,106
Balance as of December 31, 2008	373,566	$373	13,799,450	$13,799	$23,073,258	$1,615,081	$2,025,950	$963,106	27,691,567

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The sole-proprietorship business in the name of Mr. Deli Du is regarded a VIE of the Company and is consolidated in the Company’s financial statements. The Company evaluates its relationship with other entities to identify whether they are variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" (FIN 46R), and assesses whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the Company's Consolidated Financial Statements in accordance with FIN 46R.

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

	Depreciable life	Residual value
Buildings	6-50 years	3~5%
Plant and machinery	10 years	3~5%
Office equipments	7 years	3~5%
Motor vehicles	7 years	3~5%
Computer equipment	3 years	3~5%

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

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” , a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2008 and 2007.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Revenue recognition

The Company’s sales include furnishing solar equipment to end users, installing and testing the equipment and providing maintenance.  Revenue is recognized after testing  and acceptance by the customer if a formal relationship exists, the price is fixed or determinable, no other significant obligations of the Company exists and collectability is reasonably assured.

The Company provides equipment purchasers with a maintenance warranty ranging from one year to eighteen months. The Company accrues expected warranty costs at the time the related sales revenue is recognized. Warranty reserves have been established by charging cost of sales and recording a warranty provision. The reserves are estimated by management to be adequate to cover expected warranty related costs under unexpired warranty periods.

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

Operating expenses

Selling and distribution expenses consist primarily of non-cash sales promotions, outbound distribution, traveling and transportation expenses, and agency administration expenses. The nature of outbound distribution, traveling, and transportation expenses includes outbound shipping and handling costs related to the sale of our products. It is our Company’s accounting policy to differentiate outbound shipping costs from inbound shipping costs. Inbound shipping costs are capitalized in inventory and charged to costs of sales at the time revenue is recognized. Outbound shipping and handling costs recorded in selling and distribution expense totaled $515,363 and $177,413, for the years ended December 31, 2008 and 2007, respectively. General and administrative expenses include advertising expenses and salaries and benefits.

Advertising expenses

Advertising costs are expensed as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs” . Advertising expenses for the years ended December 31, 2008 and 2007 were $1,423,914 and $1,415,493, respectively.

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, Share-Based Payment, or SFAS No. 123(R) using the modified prospective application method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

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

The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the statements of operations for the years ended December 31, 2008 and 2007, respectively.

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

3.           RECENTLY ISSUED ACCOUNTING STANDARDS

In 2008, the Securities and Exchange Commission (the “SEC”) adopted rule amendments that replace the category of “Small Business Issuers” with a broader category of “Smaller Reporting Companies.”  Under these rules, a "Smaller Reporting Company" is a company with a public floats less than $75,000,000 (measured at end of Q2).  Companies that meet this definition are able to elect "scaled disclosure standards" on an item-by-item or "a-la-carte" basis.  With this change, the SEC has streamlined and simplified reporting for many companies, and has not added any significant disclosure requirements.

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

Cash Purchase Price: Under the agreement, Deli Solar (Beijing) agreed to pay to the Tianjin Huaneng shareholders RMB 10.68 million ($1,557,578 US Dollars) payable in cash within seven days of the execution of the agreement. But, of this aggregate amount, RMB 3.56 million ($515,026) was actually paid at the completion of the acquisition, the remaining RMB 7.12 million ($1,047,611) was not be paid as of December 31, 2008, and included other payable in the balance sheet for December 31, 2008. In addition, the Company agreed to pay to the Tianjin Huaneng shareholders RMB 2.848 million ($416,703) payable in cash in three installments, which will be respectively RMB890, 000, RMB890, 000 and RMB1, 068, 000 in the first year, in the second year and the third year at the completion of the acquisition.

Warrants Purchase Price: In addition to the cash purchase price, the Company also agreed to issue to the Tianjin Huaneng shareholders a total of 1,000,000 five year warrants to purchase the Company’s common stock at an exercise price of $1.10 per share, please refer note 11, as this is where the valuation information is reported.

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

	As of December 31,
	2008	2007

Accounts receivable, cost	$6,885,099	$8,219,804
Less: allowance for doubtful accounts	(845,034)	(766,795)

Accounts receivable, net	$6,040,065	$7,453,009

For the year ended December 31, 2008, there is no recorded reversal of the allowance for doubtful accounts.  For the year ended December 31, 2008, the Company recorded allowance for doubtful accounts of $ 845,034.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

6.          INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2008	2007

Raw materials	$1,443,266	$656,605
Consumables	4,320	5,359
Work-in-process	21,269	2,464,441
Finished goods	6,816,666	749,253

Inventories	$8,285,521	$3,875,658

During the year 2008, we make impairment test for inventory, and recognized impairment loss for Bazhou and Tianjin Huaneng respectively for: $71,544 and $174,864.

7.         OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following:

	As of December 31,
	2008	2007

Advance to suppliers	$1,389,998	$493,421
Notes receivable	727,175	-
Prepaid expenses	159,089	249,598
Income tax receivable	195,549	894,268
Other receivables	5,398,764	661

Other receivables and prepayments	$7,870,575	$1,637,948

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
$1,874,483

8.          PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	As of December 31,
	2008	2007

Buildings	$9,122,488	$5,573,982
Plant and machinery	3,498,396	1,836,914
Office equipments	242,497	1,004,118
Motor vehicles	737,009	81,497
Computer equipment	239,309	13,507
Construction in progress	4,263,517	2,118,615
	18,103,216	10,628,633

Less: accumulated depreciation	(2,954,018)	(1,809,417)

Property, plant and equipment, net	$15,149,198	$8,819,216

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Depreciation expenses for the years ended December 31, 2008 and 2007 were $955,443 and $282,822, respectively.

9.          INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of December 31,
	2008	2007

Land use rights, at cost	$1,827,990	$1,654,998
Less: accumulated amortization	(118,806)	(57,077)

Land use rights, net	$1,709,184	$1,597,921

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement which is 50 years, on a straight-line basis. Amortization expenses for the years ended December 31, 2008 and 2007 were $61,729 and $41,335, respectively.

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

10.       OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2008	2007

Accrued expenses	738,898	608,315
Customer deposits	4,479,768	2,281,909
Other payables	1,403,293	3,508,066
Taxes payables	2,236,298	1,359,140
Investment payable	1,171,978
Deferred revenue	1,159,765	795,022
	$11,190,000	$8,552,452

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

On August 15, 2005 the Company affected a 1:6 reverse stock split. Fractional shares were rounded up to the nearest whole share. These financial statements have been retroactively restated to give effect to the reverse split for all periods presented. Immediately prior to the reverse stock split there were 36,850,379 common shares outstanding and following the split there were 6,145,290 shares outstanding.

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

The Company issued a warrant (the "Warrant") to minority shareholder of Tianjin in connection with acquisition on October 27, 2008. The Warrant authorizes the minority shareholder to purchase 1,000,000 shares of its common stock at a fixed price ($1.10 per share), for a five-year period. These warrants are immediately exercisable. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model. In calculating the fair value of the warrants, management used the closing price of the common stock on October 27, 2008, of $1.10 per share, plus the following assumptions:

Risk free interest rate (%)	1.15%
Dividend yield (%)	0.00%
Expected life of warrant grants (years)	5 years
Expected volatility of warrant grants (%)	98.26%

The Company valued the warrants at US$0.77 per share, or $766,038 in aggregate, in accordance with SFAS 123R, which were recorded as investment cost which offset additional paid-in capital in the accompanying consolidated financial statements for the twelve months ended December 31, 2008.

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2008 and 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,825,719	$3.85	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2006	1,825,719	3.85	2.25 years	—
Granted	3,729,840	2.18	4.50 years	354,839
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding and Exercisable at December 31, 2007	5,555,559	$2.73	3.76 years	$354,839
Granted	1,611,123	1.74	4.75 years	633,888
Exercised	(75,000)	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and Exercisable at December 31, 2008	7,091,682	$2.76	3.53 years	$988,727

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

The Company is registered in the United States of America and has operations in three tax jurisdictions: the United States of America, British Virgin Island (“BVI”) and the PRC. The operations in the United States of America and British Virgin Island have incurred net operating losses for income tax purposes. The Company generated substantially its net income from the operation of its subsidiary in the PRC and subject to the PRC tax jurisdiction. The Company has recorded income tax provision for the years ended December 31, 2008 and 2007.

The components of (loss) income before income taxes separating U.S., BVI and PRC tax jurisdictions are as follows:

	Years ended December 31,
	2008	2007

Tax jurisdictions from:
Loss subject to U.S.	$(493,890)	(461,433
Loss subject to BVI	(1,157,723)	(184,056
Income subject to the PRC	(2,839,246)	3,985,699

Income before income taxes	$(4,490,859)	3,340,210

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the statements of operations for the years ended December 31, 2008 and 2007 is as follows:

	Years ended December 31,
	2008	2007

Income before income taxes	$(4,490,859)	$3,340,210
Statutory income tax rate	15%	33%
	0	1,102,269
Less: items not subject to taxes
Effect for tax holiday	193,418	(486,944)

Income tax expenses	$193,418	$615,325

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

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2008 and 2007:

	Years ended December 31,
	2008	2007
		As adjusted and restated (Note 19)
Basic and diluted net income per share calculation

Numerator:
Net income	$(5,503,170)	2,525,141
Less: Preferred stock dividends		(975,807)
Net income available to common stockholders in computing basic and diluted net income per share	$(5,503,170)	$1,549,334

Denominator: - Weighted average ordinary shares outstanding	12,158,482	6,205,290
- Weighted average preferred stock outstanding		-
- Weighted average warrant shares outstanding		191,407
- Weighted average contingent shares outstanding
	12,158,482	6,396,697

Basic net income per share	$(0.45)	$0.25

Diluted net income per share	$(0.45)	$0.24

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

The Company has four reportable segments namely solar heater/boiler related products, heat pipe related products, Energy-saving projects and Solar Heat collector and others for the two year ended December 31, 2008 and 2007. The solar heater/boiler related products are mainly under the management of Deli Solar (Bazhou) while the heat pipe related products under the management of Tianjin Huaneng, and energy-savings projects under the management of Shenzhen PengSangPu.

An analysis of the Company’s revenue and total assets are as follows:

	Years ended December 31,
	2008	2007
Revenue:
Solar Heater/Biomass Stove/Boiler related products	$25,098,563	$26,693,850
Heat Pipe related products	14,369,716	7,002,015
Energy-saving projects	9,078,203	3,376,481
Solar Heat collector and others	2,952,514	-
	$51,498,996	$37,072,346

	Years ended December 31,
	2008	2007
Gross profit:
Solar Heater/Biomass Stove/Boiler related products	$4,357,289	$5,672,443
Heat Pipe related products	1,750,929	1,820,524
Energy-saving projects	1,576,041	807,301
Solar Heat collector and others	512,577	-
	$8,196,836	$8,300,268

	As of December 31,
	2008	2007
Total assets:
Solar Heater/Biomass Stove/Boiler related products	$21,038,061	$18,690,225
Heat Pipe related products	15,214,984	9,029,994
Energy-saving projects	7,916,717	2,919,494
Solar Heat collector and others	2,328,446	-
	$46,498,208	$30,639,713

Total goodwill:
Solar Heater/Biomass Stove/Boiler related products	$-	$-
Heat Pipe related products	1,705,430	1,789,324
Energy-saving projects	635,082	-
	$2,340,512	$1,789,324

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

The Company’s operations are located in PRC, which is the main geographical area. The Company’s sales and total assets by geographical market are analyzed as follows:

	Years ended December 31,
	2008	2007
Revenue:
PRC	$38,614,920	$32,623,664
Others	12,884,076	4,448,682

	$51,498,996	$37,072,346

	Years ended December 31,
	2008	2007
Gross profit:
PRC	$5,960,069	$6,806,220
Others	2,236,767	1,494,048

	$8,196,836	$8,300,268

	As of December 31,
	2008	2007
Total assets:
PRC	$35,321,666	$29,107,727
Others	11,176,542	1,531,986

	$46,498,208	$30,639,713

15.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries, Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing) and Tianjin Huaneng are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $603,996 and $327,257 for the years ended December 31, 2008 and 2007, respectively.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

16.	CONCENTRATION OF RISK

(a)	Major customers

No revenue from customers that individually represent greater than 10% of the total revenue for each of the years ended December 31, 2008 and 2007.

(b)	Major vendors

The following is a table summarizing the purchases from vendors that individually represent greater than 10% of the total purchases for each of the years ended December 31, 2008 and 2007 and their outstanding balances as at year-end date:

	Year ended December 31, 2008
Vendor	Purchases	Percentage of total purchases	Accounts payable, trade
Vendor A	$12,729,348	55%	437,756

	Year ended December 31, 2007
Vendor	Purchases	Percentage of total purchases	Accounts payable, trade
Vendor A	$5,475,372	50.4%	$667,718

(c)	Credit risks

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

For the years ended December 31, 2008 and 2007, rental expenses were $74,693 and $101,780, respectively.

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

The following table sets forth the income statement impact of the restatement:

	December 31, 2007
	As reported	Adjustment	As Restated

Diluted - Total weighted average shares outstanding	11,233,026	(4,836,329)	6,396,697

Diluted net income per share	$0.14	0.10	0.24

The impact of the restatement on the disclosures of earnings per share data is set forth in the table below:

	December 31, 2007
	As reported	Adjustment	As Adjusted
Denominator:
- Weighted average preferred stock outstanding	1,337,097	(1,337,097)	0
- Weighted average warrant shares outstanding	3,690,639	(3,499,232)	191,407
Diluted - Total weighted average shares	11,233,026	4,836,329	6,396,697

Diluted net income per share	$0.14	0.10	0.24

 On March 30, 2009, we concluded, based, in part, on the recommendation of its current independent auditors, that the financial statements included in the Form 10-K for the period ended December 31, 2008 and the financial statements included in Form 10Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 should be restated

The following are the reasons the restatement is required.

The acquisition of the additional 29.97% interest in Tianjin Hua Neng Energy Equipment Company on October 27, 2009 was not properly recorded. As disclosed in Note 4 to the financial statements of 2008, the Registrant paid $515,026 at the completion of the agreement with the remainder, aggregating approximately $1,047,611 plus interest to be paid over the next three years. We only recorded the amount actually paid and did not record the corresponding debt. In addition there 1,000,000 warrants to purchase the company’s common stock were issued as part of the purchase price and were not valued and included as additional purchase price.

The using right of building of Deli Solar (Beijing) will expire in August, 2011. But the Company never depreciated for it. So the Company decided to correct it.

After further analysis of the Company’s revenue recognition policy, it has decided to change the revenue recognition of its consolidated subsidiary Tianjin Hua Neng. The Company will make the appropriate entries to properly record the revenue and associated costs of revenue.

The following is a summary of the effects of the restatement on the company’s consolidated financial statements.

	As of December 31,2008
	as previously reported	as restated

ASSETS
Accounts receivable, net	$7,284,255	$6,040,065
Inventories	6,950,844	8,285,521
Total current assets	24,667,249	24,757,736
Property, plant and equipment, net	15,366,009	15,149,198
Goodwill	2,284,903	2,340,512
Total assets	$46,568,923	$46,498,2083

	As of December 31,2008
	as previously reported	as restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income tax payables	$2,236,298	$1,818,488
Other payables and accrued liabilities	8,386,698	11,900,000
Total current liabilities	15,924,345	18,309,837
Long-term debt	-	286,483
Total liabilities	15,940,124	18,612,099
Minority interests	1,704,248	194,542

Stockholders’ equity:
Additional paid-in capital	22,966,404	23,073,258
Retained earnings	3,365,788	2,025,950
Total stockholders’ equity	28,924,551	27,691,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,568,923	$46,498,208

	Year Ended December 31,2008
	as previously reported	as restated
Revenue, net	$53,683,651	$51,498,996
Cost of revenue	44,363,787	43,302,160
Gross profit	9,319,863	8,196,836
Depreciation and amortization	955,443	1,172,253
Total operating expenses	9,077,912	9,294,723
Income from operations	241,951	(1,097,887))
Income before income taxes	(3,151,022)	(4,490,860)
Net income	(4,163,332)	(5,503,170)
Net income available to common stockholders	$(4,163,332)	$(5,503,170)
Net income per share – basic	$(0.34)	$(0.45)
Net income per share – diluted	$(0. 34)	$(0.45)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

Date: April 14, 2010	By:	/s/ Deli Du
Deli Du
Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Date
/s/ Deli Du	April 14, 2010

Deli Du,
Chief Executive Officer, President and Director
(Principal Executive Officer)
/s/ Yinan Zhao	April 14, 2010

Yinan Zhao
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Zhaolin Ding	April 14, 2010

Zhaolin Ding
Director
/s/ Zhenhang Jia	April 14, 2010

Zhenhang Jia
Director
/s/ Joseph J. Levinson	April 14, 2010

Joseph J. Levinson
Director