Form 10-K
period 2009-12-31
China Solar & Clean Energy Solutions, Inc.
filed 2010-04-15
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-12561

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
 (Name of small business issuer in its charter)

Nevada	95-3819300
(State of organization)	(I.R.S. Employer Identification No.)

3/F West Wing Dingheng Plaza,
45A North Fengtai Road,
Beijing, China, 100071
 (Address of principal executive offices)

(86) 10-6386-0500
(Registrant's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
None

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “acceleratedfiler,” and smaller reporting companies in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was US $4,472,192.

As of March 31, 2010, the registrant had 15,233,652 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS

Overview

We design and provide integrated renewable energy solutions for industrial clients and real estate developers in China. We manufacture and distribute solar water heaters, biomass stove, spacing heating devices along with industrial waste heat recovery systems, including hot tube heat exchanger, high temperature hot air furnace, heat pipe evaporator, dust removal and desulfurization system and constant pressure hot water boiler. Our business is conducted through our wholly-owned PRC-based operation subsidiaries, Tianjin Huaneng, Deli Solar (Beijing) and Deli Solar (Bazhou).

Growth Strategy

Organic and Acquisition-Oriented Growth

Our business strategy includes organic growth through our core businesses and acquisition-oriented growth through acquisitions and investments. As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product and service offerings, increase our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities. Expanding business channels tour investments in new businesses and we expect to make investments in expanding distribution channels within China and in acquiring world leading cleantech technologies in the future.

We suspended mergers and acquisitions in the year of 2009 in light of the deteriorating economic and market environment. This helps us to leverage our resources on more profitable business

One of the key factors for enhancing our organic growth is our human resources growth strategy. We plan to strengthen our technical capability through recruiting specialized personnel, internal training and outside technology collaborations, including our technical research and development and support services, which will help facilitate our plan to enter into the high-end solar technology market. At the same time, we expect to recruit management executives to help execute our growth oriented strategies. Another key factor in the development of our core business and markets is our emphasis on brand recognition. We plan to increase the amount and type of our product advertisements, establish a nationwide sales channel and export channel, hold technology promotion conferences, increase public relations activities and create an after-sales service network.

Government  Supportive New Energy Policy and Programs

Chinese government launched a series of policies with subsidy programs, inclusive of the compulsory market share and financial incentives, to support the development of the Chinese new energy industry. China’s National Development and Reform Commission (“NDRC”) requires the renewable energy projects to account for 15% of China’s total energy consumption by the year 2020. Additionally, the Energy Conservation Law was enacted in 2008 along with the Guidelines for Public Building Energy Conservation and the Guidelines for Civilian Building Energy Conservation. On July 9th, 2009, Chinese ministry of Finance and Ministry of Housing and Urban-Rural Development collectively unveiled a cash subsidy program to support the use of renewable energy technologies in the buildings. The cash subsidies ranging from RMB50 million (US$7.33 million) to RMB80 million yuan from the central government budget.

The application and promotion of cleantech are strongly supported by the PRC government. These policies show the government’s intention to provide the subsidies needed to drive solar adoption by end users throughout the country. This is certainly a long-term positive for the industry as it provides significant business opportunities for low-carbon industries, including the efficiency of energy consumption and the adoption of cleantech. We believe that such government policies may help us promote our new energy products and services in China, further increase our growth opportunities in other low-carbon industries, and develop new markets.

Low-Carbon Industry Opportunities

The PRC government’s policy to reduce the CO2 emissions provides significant business opportunities for the low-carbon industry. Our investments in this area will include direct investments, technical collaborations and marketing cooperation. Opportunities in the low-carbon market include the demand for building integrated new energy solutions, energy efficiency evaluations, energy conservation programs, and energy conversion options, utilization of renewable energy, as well as clean energy and new energy alternatives.

We plan to recruit professionals with expertise in energy efficiency evaluation services and provide energy conservation and conversion services through the EPC method (Energy Performance Contracting). The potential market for the reuse of waste heat and energy efficiency projects in China is significant, and the investment cost for such projects is relatively low. We believe that if we can successfully recruit personnel with technological expertise and develop marketable technological products to address the low-carbon industry market, our business in this market should grow rapidly.

Rural Market Opportunities

We market our single solar products and biomass stove primarily for the rural markets of the PRC because the size of the rural market for these products in the PRC is, we believe, about eight times larger than that of the urban market. Further, we believe our rural customers regard purchasing a hot water heater as a long-term investment in a durable good, more so than urban customers.

We have 12 years of marketing and sales experience in rural areas. Presently, we sell our solar water heaters and space heaters primarily in the rural areas of the northeastern part of the PRC including Hebei, Beijing, Tianjin, Heilongjiang, and Liaoning, where there is prolonged sunny and dry weather. Our marketing and sales team works with our local agents to educate our end users and inform them of the utility, functionality and comparative cost advantages of our products as compared to electricity and gas water heaters. As a result of the feedback from rural customers, we have been able to design our products to address their specific needs and concerns.

Technical Capabilities

Our technical capabilities in the design and manufacturing of industrial waste heat systems are of the leading position as compared to peer companies in China. We have obtained 10 patents for our hot tube heat exchanger and high temperature hot air furnace. We will enhance our technical strength through recruiting high-end technical professionals, especially the inventors who have the rights to the patents in the relevant fields. In addition, we further plan on developing the collaborations with industrial design institutions and large construction corporations, capitalizing on the production capacity of Tianjin Huaneng and its ability to participate in the bids of EPC projects (Engineering/Procurement/Construction Contractor).

On November 9th, 2009, we have entered into a strategic alliance agreement with KOE Environmental Consulting Inc. (Japan), a consulting firm which helps Japanese environmental investment institutions to identify suitable projects under the Kyoto Protocol's Clean Development Mechanism ("CDM"). Under the terms of the strategic alliance agreement, China Solar and KOE will work together to identify and develop potential CDM projects across the industrial and real estate energy saving projects of China Solar, go through the UNFCCC ("United Nations Framework Convention on Climate Change") registration process and trade the Certified Emission Reduction ("CER") and Verified Emission Reduction ("VER") credits thus generated.

Brand Strategy

Brand Identity

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

Advertising

Based on various advertising effectiveness studies in the PRC, we believe that large scale advertising on TV and other mass media can have a significant impact on rural residential purchase decisions. We spent approximately $497,117, or 1.8% of sales, on advertising in 2008 compared to $1,423,914, or 2.7% of sales.

Business Promotion

As a specialty product manufacturer, technical seminars and public relations activities are an important part for our business. We need to communicate with our customers with regard to the company and our culture, technology, values and services and we also invite the participation of governmental officers, who are responsible for the development of energy, financial and tax and technology policies, in our activities. In addition, we organize activities for various industries for them to communicate and exchange ideas about their technologies. Such activities help promote our company our products and services.

Our Multi-Brand Strategy

In order to position our products in different tiers of markets, we have utilized a multi-brand approach. Our solar hot water heater brands include: “Ailiyang,” “De Yu” and “Deli Solar.” Ailiyang is not a registered trademark. Our space heating brands include “De Yu” and “Du Deli”. Each of these brands targets a different type of customer. We classify the brand names of the solar hot heaters into three types: Premium, Standard, and Economy, and space heating products into two types: Premium and Standard. Below are some of our products and related brand names and classifications:

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

Our After-Sales Services Network

We are in the process of implementing an after-sales services network in parallel with our national sales and distribution network. Our after-sales services are primarily performed by our sales agents and distributors. We have begun to provide technical training to our 300 domestic distributors in order to provide after-sales services to our end users. We believe local distributors are enthusiastic to have the ability to provide after-sales services to the end users, which also provides the distributors with a new source of revenue. One additional benefit to us provided by the after-sales services network is the ability to receive product feedback from our end users on a constant basis. We can use this information to continuously adjust our production plans, product designs, inventory control and marketing and sales strategies based on the most current customer feedback. With respect to our export markets, we request that our local general agents attend our training courses in the PRC, and that when they sell our products in their home jurisdictions, that they establish service networks in such jurisdictions to fulfill the same service standards and policies as ours.

Corporate Organization and History

Corporate Structure

The following diagram sets forth our current corporate structure:

*
Neither China Solar nor Deli Solar (BVI) has any operations or currently intend to have any operations in the future other than acting as a holding company and management company for Deli Solar (Bazhou) and Deli Solar (Beijing) and raising capital for their operations.

Corporate History

China Solar & Clean Energy Solutions, Inc.

We were formerly known as Deli Solar (USA), Inc. until October 29, 2007 when we changed our name to China Solar & Clean Energy Solutions, Inc. Deli Solar (USA), Inc. was formerly known as Meditech Pharmaceuticals, Inc. (“Meditech”). Meditech was incorporated in Nevada on March 21, 1983. On August 15, 2005, Meditech changed its name from Meditech to Deli Solar (USA), Inc. and completed a one six reverse stock split of its common stock. On August 29, 2005 Meditech completed a spin-off of its drug development business to East West Distributors, Inc., its wholly-owned subsidiary.

Deli Solar (Bazhou)

Deli Solar, incorporated under the laws of the PRC in 1997, designs, manufactures and sells renewable energy systems to produce hot water and for space heating in the PRC. Deli Solar (Bazhou)’s principal products are solar hot water heaters and multifunctional space heating products, including coal-fired boilers for residential use. Deli Solar (Bazhou) also sells component parts for its systems, and provides after-sales maintenance and repair services.

In 2004, Deli Solar (BVI) was organized as a limited liability company under the International Business Companies Act of the British Virgin Islands by Mr. Deli Du of Bazhou City, Hebei Province, PRC and others (with Mr. Du owning 80%) as a holding company for Deli Solar (Bazhou). On August 1, 2004, Deli Solar (BVI) purchased all the capital stock of Deli Solar (Bazhou) from Messrs. Deli Du, his brother Xiaosan Du and Xiao’er Du, for RMB6,800,000 (approximately $879,920). As a result of that transaction, Deli Solar (Bazhou) became a wholly foreign-owned enterprise (“WFOE”) under PRC law, by virtue of its status as a wholly-owned subsidiary of a foreign company, Deli Solar (BVI).

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

As a result of foregoing transactions, the former shareholders of Deli Solar (BVI) (including Mr. Du) became holders of a majority of the common stock of Meditech and Deli Solar (BVI) became a wholly-owned subsidiary of Meditech. Following (i) Mr. Du’s purchase of the 56,259 shares from a third party for $500,000, (ii) the issuance to him of the additional 3,254,371 shares in exchange for his 80% of the outstanding shares of Deli Solar (BVI) and (iii) the simultaneous issuance by us of an additional 1,642,990 shares to accredited investors in the private placement, Mr. Du became the owner of 57% of our issued and outstanding common stock.

Deli Solar (Beijing)

During the quarter ended June 30, 2006, we established a new wholly-owned subsidiary, Deli Solar (Beijing) to further develop our business in Beijing. We contributed $1 million into Deli Solar (Beijing) for its registered capital. Deli Solar (Beijing) is principally engaged in the installation of large solar water heaters in construction projects in major cities in the PRC, including Beijing.

Tianjin Huaneng

Tianjin Huaneng, incorporated in 1987, manufactures and installs industrial waste heat recovery systems. Tianjin Huaneng’s products are sold throughout the PRC as well as in Singapore, Taiwan and Indonesia. Tianjin Huaneng was formerly a state-owned enterprise with 51% of its equity formerly-owned by Tianjin Municipal Ji County State-owned Assets Administration Commission (“SAAC”) and 49% owned by the employees. On May 18, 2007, Deli Solar (Beijing) entered into an agreement with SAAC to purchase 51% of the equity interests in Tianjin Huaneng for a purchase price of RMB24,100,000 (approximately $3.1 million). The transaction closed on July 1, 2007 and we paid approximately $1,575,600 in July 2007. By supplemental agreement between the parties dated August 8, 2007, the purchase price was reduced to approximately $1,689,741. However in addition to the purchase price we are required to pay a finder’s fee of approximately $769,418. In addition, Deli Solar (Beijing) assumed 51% of the liabilities of Tianjin Huaneng and contributed RMB20,000,000 (approximately $2.6 million) as working capital to Tianjin Huaneng. Deli Solar (Beijing) also agreed to employ the 550 current Tianjin Huaneng employees pursuant to new three year employment contracts.

On October 27, 2008, Deli Solar (Beijing) entered into an agreement to acquire approximately 30% of the outstanding equity interest of Tianjin Huaneng, from the minority shareholders of Tianjin Huaneng for a cash purchase price of RMB10.68 million (approximately $1.5 million). In addition, we agreed to issue to the Tianjin Huaneng shareholders a total of 1,000,000 five year warrants to purchase our common stock at an exercise price of $1.10 per share. We also agreed to increase equity interest in Tianjin Huaneng by contributing an additional RMB 15,740,000 (approximately $2.3 million) to the registered capital of Tianjin Huaneng. As a result of the consummation of the agreement and the additional capital contribution, we now own approximately 92% of the equity interest in Tianjin Huaneng.

Tianjin is a city in the PRC which is approximately 50 miles from Beijing. It has a population of 11.76 million (as of December 31, 2008), and is one of only four municipal cities directly governed by the central government in China.

Shenzhen Pengsangpu Solar Industrial Products Corporation

SZPSP, incorporated in 1993, was principally engaged in the resale of energy-saving heating products such as heat pipes, heat exchangers, pressure water boilers, solar energy water heaters and radiators. SZPSP also operated a distribution facility in Shenzhen, PRC. On March 31, 2008 Deli Solar (Beijing) acquired 100% of the outstanding equity interests of SZPSP from its three shareholders for an aggregate purchase price of RMB28,800,000 (approximately $4 million) in cash, 1,419,729 shares of our common stock, and five year warrants to purchase 141,973 shares of common stock at an exercise price of $2.50 per share (subject to adjustment). Deli Solar (Beijing) had the right to elect a majority of the board members of SZPSP. The three shareholders agreed to loan the cash purchase price back to Deli Solar (Beijing) to be used as working capital. Fifty (50%) of the principal amount of this loan was required to be repaid within one year and the remaining balance is required to be repaid within two years. In addition to the payment of the cash purchase price, we paid RMB20 million for SZPSP’s trademarks and other intangible assets which was paid by the issuance of 1,419,729 shares of our common stock. We agreed that if on the first anniversary of the closing our common stock price is lower than the share price ($2), we will pay the difference.

SZPSP warranted that if (i) for the year ended December 31, 2008 its net revenues are less than RMB99 million (approximately $13.7 million) or its after-tax net profits are less than RMB9.43 million (approximately $1.3 million) or (ii) for the year ended December 31, 2009, net revenues are less than RMB143.9 million (approximately $19.9 million) or its after-tax net profits are less than RMB12.13 million (approximately $1.7 million), SZPSP will pay the difference between the revenue and the targeted revenue of the year specified by reducing the amount payable on the shareholders’ loan. If the shareholders’ loan is not sufficient to pay the difference, the common shares held by SZPSP will be returned to us to the extent necessary for the remaining balance.

On July 6, 2009, Deli Solar (Beijing) entered into the Termination Agreement terminating the agreements wherein Deli Solar (Beijing) acquired 100% of the outstanding equity interests of SZPSP. Pursuant to the Termination Agreement, the three shareholders of SZPSP will return to Deli Solar (Beijing) the RMB28,800,000 in cash and 939,364 shares of our common stock they received in connection with Deli Solar (Beijing)'s acquisition of the equity interests in SZPSP and also pay to Deli Solar (Beijing) a portion of SZPSP's net profit for the period from April 1, 2008 to March 31, 2009, an amount which will be determined at a future date by SZPSP's shareholders and Deli Solar (Beijing). By December 3, 2009, SZPSP have returned a total RMB15,839,513.7 to Deli Solar (Beijing) and the spin-off of SZPSP has been completed.

Executive Office

Our executive office is located at 3/F, West Wing Dingheng Plaza, 45A Fengtai Road, Beijing, China, 100071 and our telephone number is +8610 6386 0500.

Products

Solar Water Heater and Boilers and Space Heating Products

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

Solar water heaters use sunlight to heat either water or a heat-transfer fluid in collectors. The solar collector is installed either on roof top on mounted on or near a house facing south. As sunlight passes through the collector's glazing, it strikes an absorbing material. This material converts sunlight into heat, and the glazing prevents the heat from escaping. The two most common types of solar collectors used in solar water heaters in the PRC market are evacuated tube collectors and glazed flat plates. Solar-heated water is stored in an insulated tank until use. Hot water is drawn off the tank when tap water is used, and cold make-up water enters at the bottom of the tank. Solar water heaters tend to have a slightly larger hot water storage capacity than conventional water heaters. This is because solar heat is available only during the day and sufficient hot water must be stored to meet evening and morning requirements.

We have also developed two environmentally friendly boilers: smokeless coal-fired boilers and bio-materials furnaces. The former does not produce smoke and the latter utilizes waste materials such as dry hay to generate heat. The development of these products has been completed and we have sent samples of these products to our distributors. As of the date of this report, we have not made significant sales of these new products.

Approximately 21% of our total revenues for 2009 were derived from sales of our solar water heaters and boilers and space heating stayed the same percentage compared to 64% of our total revenues for 2008.

Waste Heat Recovery Systems and Industrial Energy-Saving Industrial System

We also manufacture industrial waste heat recovery systems, heating products such as heating pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast stoves, heating filters, normal pressure water boilers, and radiators. These products are used primarily in manufacturing facilities in which the manufacturing processes require the generation of large amounts of heat, such as steel and chemical plants. The waste heat can be used to generate hot water at the manufacturing facilities. Tianjin Huaneng has twenty-years of experience in manufacturing equipments for industrial waste heat recovery. Its waste heat recovery systems and energy-saving heating products have excellent reputations in the marketplace and have a loyal customer in the chemical and metallurgic fields. Based upon Tianjin Huaneng’s technical strength and production capacity, we have revised its operational procedures and incorporated new technologies to increase its production capacity and reduce its operating costs. In addition, we are prepared to cooperate with the prestigious domestic industrial design institutions to increase the production capacity of energy-saving industrial kilns in 2010.Sales of these products and systems comprised approximately 78% of our total net revenues in 2009 compared to 31% of our total revenues for 2008.

Integrated Solar Heating Packages

A number of our products are being used in complete building integrated solar heating packages, which integrate our solar hot water and space heating systems directly into the construction of new multi-family dwellings, commercial office buildings and industrial developments. In August 2009, we signed a contract to be the sole supplier of the new energy systems for the Jinhaihu town house developed by LVC Group (www.lvcgroup.com) in Pinggu county of Beijing. We designed, supplied and installed solar water heater and radiant floor heating systems for the townhouse. The contract value is approximately RMB2 million. The project was completed in December 2009. It is a good start to work with real estate developers in China and strong credential of our capacity in building integrated energy efficiency solutions. We expect more revenue from this segment in the following years.

New Product Pipeline

We have the following products in the product planning and developing stage:

Photovoltaic Powered Water Heaters.  We are in the process of improving the physical performance of photovoltaic powered water heaters. Photovoltaic technology (PV) is a technology that converts solar energy into electricity. Photovoltaic modules or panels are made of semiconductors that allow sunlight to be converted directly into electricity. These modules can provide customers with a safe, reliable, maintenance-free and environmentally friendly source of power for a very long time. This system consists of a photovoltaic array connected to several resistive heating elements within a water storage tank. The PV array produces electrical power during periods of solar irradiation and this power is immediately dissipated in the resistive elements. We believe that the following factors make photovoltaic powered water heaters an attractive addition to our existing product line:

•	Severe electricity shortages for the PRC’s grid-connected residents,

•	Absence of grid electricity for millions of others and the poor prospect of improvement via incremental central station capacity and grid development in the near future, and

•	Abundance of solar energy resource in the PRC and an active rural banking system.

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

Manufacturing

Process, Cost, and Capacity

Deli Solar (Bazhou) assembles and manufactures most of its products in its own production facility in Bazhou. Tianjin Huaneng assembles and manufactures most of its products in its own production facility in Tianjin. Our senior manufacturing personnel include a number of professional engineers and senior technology consultants. Deli Solar (Bazhou) utilizes an automated production line for the manufacture of water tanks, while our other products are manufactured utilizing manual labor.

Set forth below is certain information regarding our current manufacturing capacity:

Current Manufacturing Capacity

	Daily Unit No.	Annual Unit No.
Solar Water Heaters	500	133,000
Boilers and Space Heating Products	120	26,000
Biomass Stove	100	21,700

Raw Materials and Principal Suppliers

The primary raw materials for manufacturing our products are stainless steel plate, vacuum tubes, iron and regular steel plate. These raw materials are generally available on the market and we have not experienced any raw material shortage in the past. Because of the general availability of these raw materials, it has not been our standard practice to enter into long-term contracts or arrangements with most of our raw materials suppliers. We believe that this gives us the flexibility to select the most suitable suppliers based on product quality and price terms provided by suppliers each year. We generally have at least three suppliers that are pre-approved for each raw material supply. However, this arrangement does not provide any guarantee that necessary raw materials will continue to be available at prices or delivery terms acceptable to us.

During the past three years, we have purchased stainless steel plate primarily from Lingyi Co. in Shandong Province. Our three principal suppliers of vacuum tubes have been Shangdong Taian Co., Beijing Linuo Co. and Beijing Tianpu Co. Our principal supplier of steel and iron plate has been from the local market in Bazhou City, where Deli Solar (Bazhou) is located, which has approximately 100 steel suppliers. We do not rely on any particular suppliers to procure other raw materials.

During the past three years, we have purchased stainless steel plate primarily from Haihui Co. in Tianjin Province. Our principal supplier of steel and iron plate has been from the local market in Tianjin City, where Tianjin Huanneng is located, which has approximately 100 steel suppliers. We do not rely on any particular suppliers to procure other raw materials.

Quality Control

Our manufacturing processes follow strict guidelines and standard operating procedures. Deli Solar (Bazhou) has been issued ISO14000 certification and is in the process of applying for 3C Certification – the Compulsory Certification of China and anticipates that the certification will be issued by the end of 2009.  Tianjin Huaneng was issued ISO9000 on November 5th, 2004.

Because of our stringent quality control system, most of our products are certified by governmental quality control testing centers, such as the Institute of China Product Quality Association, Hebei Province New Energy Products and Projects Quality Control and Testing Center, and Beijing Technology Supervisory Bureau. We also received awards from Hebei Province Consumers Organization and Hebei Province Administration of Industry and Commerce, as well as endorsement from the China Rural Areas Energy Industry Association. The following table sets forth the brands of our products that are certified by Beijing Technology Supervisory Bureau to have met the National Industry Standard NY-T 343-1998, which is the testing standard for solar hot water heaters’ thermal power:

Brands	Products	Model Numbers
Deli Solar Brand	Solar Water Heaters	DLYG-12/75
Ailiyang Brand	Solar Water Heaters	ALY-12/75
Dudeli Brand	Space Heating Series	DDL-12/75
Deyu Brand	Space Heating Series	DY-12/75

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

We believe the rural residential market has additional growth potential with supportive government subsidies for the construction of new rural area and adoption of new energy facilities in buildings. Additionally, as the PRC’s rural population has been earning incremental discretionary income in recent years, modern hot water and space heating systems have become increasingly affordable and a priority for discretionary spending.

Due to the national policies for saving energy and reducing the emission of pollutants, as well as the fundamental needs for manufacturing enterprises to efficiently utilize energy and reduce production costs, there remains a strong demand for our waste heat recovery systems and energy saving heating products in the near term. Tianjin Huaneng is primarily engaged in the production of energy conservation and waste heat recycling systems tailored in accordance with contracts from. However, we believe that cleantech will gradually replace the current widely-adopted low-end technology in the industrial market. We expect to enhance the operations of Tianjin Huaneng towards the design and production of energy-saving products and services for high energy-consumption companies including the petrochemical factories, chemical fertilizer plants and power plants.

Seasonality of Business

Sales of our solar hot water heaters and boilers are both affected by seasonality. Spring is usually the high season for solar water heater because it performs the best when solar energy is abundant, while autumn is usually the high season for boilers as customers purchase the space heating products for the winter. The combined supply of solar hot water heaters and space heating devices allows us to provide our distributors, wholesalers and retailers with marketable products throughout the whole year. In general, revenue from Tianjin Huaneng tends to be higher.

Our Product Warranty

We provide a three-year standard warranty to our end users for all of the solar heater and boiler and space heating products we manufacture. Under this standard warranty program, we provide free repair and exchange of component parts in the first year following the purchase, and we charge labor costs for repair and maintenance but provide free exchange of component parts in the second and third years following the purchase. Thereafter, end users are required to pay for any repair and maintenance services, as well as exchange of component parts. Most of our warranty services are performed by our independent sales agents and distributors in return for a 1 – 2% discount of the purchase price they pay for our products. According to the standard terms of our agreement with sales agents, we allow our sales agents and distributors to return any defective product for exchange.

We provide a one-year standard warranty to our customers for all of heat pipe related equipment products we manufacture. Under this standard warranty program, we provide free repair and exchange of component parts in the first year following the purchase. After one year, our customers will pay our quality margin.

Distribution

The distribution network of the industrial waste heat recovery systems by Tianjin Huaneng gradually expand, while the distribution of single solar products shrank. The PRC is a vast country geographically and the markets for our products span many regions. To penetrate these markets effectively, especially the less-developed rural areas, we have established a distribution and sales network that includes approximately __ distributors and wholesalers and approximately ___ local appliance retailers covering 26 provinces in China, with a focus on the northern PRC area, north-eastern PRC area, Beijing metropolitan area, and Tianjin metropolitan area. The northern PRC area includes Hebei Province, Henan Province, Shandong Province, Shanxi Province and An’hui Province. The north-eastern PRC area includes Liaoning Province and Heilongjiang Province. Sales to these areas constitute approximately __ of our annual net revenues. We believe that our comprehensive distribution and sales network enables us to efficiently serve the rural communities without having to rely on any particular agent or distributor for our sales. In the past five years, no single agent or distributor has generated more than 5% of our total net revenues in any single year.

We are consolidating our network of distributors, sales agents, and retailers to promote the sales of our single solar products

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

Research and Development Activities

Currently, we have a research and development team of seven full time staff led by Dr. Xiang Weizhong, our Chief Technology Officer based in Beijing. Six research staff members are located in Tianjin Huaneng and one in BeijingOur senior engineer members include: Luo Yunjun, who also serves as the chairman of the Beijing Solar Industry Association, and Hao Fangzhou, who also serves as the chairman of the Chinese Economic Boiler Association.

In February 2006, we executed a non-binding Cooperation Memorandum (the “Memo”) with the Key Laboratory of Heat Transmission and Energy Saving Education of Beijing University of Industry (“BUI”) in February 2006 for cooperation on research and development of renewable energy technologies. The Memo sets forth a general cooperation framework between the two parties: we make available funding for certain renewable energy research and development projects undertaken by BUI. Further details of each party’s rights and obligations will be on a project by project basis with specific agreements. To date we have not incurred any expenses under this arrangement.

Intellectual Property

Trademarks

Deli Solar (Bazhou) is the holder of the following trademarks registered with the Trademark Offices of the PRC National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Authorized Scope	Valid Term	Certificate Number
Deli Solar	Boiler (Space Heating Utility);	03/14/2003	to 1978396
	Solar Hot Water Utility;	03/13/2013
Solar Stove and Solar Energy
Collection Heater
Du Deli	The same as the above	01/28/2003	to 1978532
01/27/2013
De Yu	Solar Energy Collection Heat and Boiler (Not machine accessory)	07/28/1998	to 1195609
07/27/2008
Aili Solar (to replace our brand “Ailiyang”)	Approved, pending the trademark certificate delivery

A registered trademark is protected for a term of ten years, renewable for another term of ten years under the trademark law of the PRC, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

Patents

Tianjin Huaneng had obtained the following patents in the PRC for its unique solar energy selective absorbing coat and manufacturing technology:

Authorized Scope	Valid Term	Certificate Number
Cold water recovery system in solar heating	2015	ZL200620016815X
Recycle Heating Product in different temperature system	n/a	Application obtained 7/4/09 UPDATE

Domain Names

We own and operate a website under the internet domain name http://www.delisolar.com. Tianjin Huaneng owns and operates a website under the internet domain name http:// http://www.tjhuaneng.com/. We have also employed alibaba as our product distribution platform at http://delienergy.en.alibaba.com/. Traffic to our other internet domain names www.delienergy.com is directed to that the main domain name www.delisolar.com. The information contained in these websites does not form part of this report.

Logos

Our brand logos are the following:

Industry

The PRC’s Economic Growth, Energy Shortage and Renewable Energy Policy

The rapid economic growth of the PRC in recent years has fueled a massive demand for coal, oil and gas, which has caused depletion in the country’s coal and oil reserves and a resulting shortage in supply, as well as serious environmental problems. Recognizing that accelerating the country's transition to efficient and renewable energy would ease this depletion and environmental concerns, the National People's Congress, the PRC’s parliament, passed the China Renewable Energy Promotion Act, which became effective on January 1, 2006. The Act aims to promote the use of renewable energy as an alternative source of energy to the more polluting fuels. Renewable energy currently accounts for a negligible percentage of the country’s total energy supply. The Act, however, does not provide for any incentive schemes for purchasers.

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

In the rural areas of the PRC the infrastructure is insufficient to facilitate delivery of conventional energy solutions that are available in more developed countries. The infrastructure to deliver natural gas or propane, two of the most common energy sources used in the United States, for example, are not well developed in the PRC, even in larger cities. As to electrical energy, while it has become more available in the urban areas of the PRC, it remains much less available in rural areas. Large portions of the PRC’s rural areas do not have electricity production and are not connected to the electric grid, and approximately 60% of rural communities that are grid-connected experience serious shortages of electricity. According to the National Renewable Energy Laboratories eleven rural counties with a total population of approximately 70 million have no electricity at all. In addition, the cost of electricity is high in many rural areas, making it impractical for hot water and space heating purposes.

We believe that for most provinces in the PRC, solar-generated hot water for rural home use is the most readily available and economical solution. Compared with electricity, natural gas or propane, we believe that solar hot water is more readily available, less expensive and more suitable to rural household needs as shown in the following table:

Cost Economics of Solar Water Heaters

	Solar	Gas	Electric
Initial Equipment Cost	241	120	72
Engineering Life (Years)	15	6	5
Equipment Cost (15 years)	241	300	216
Annual Additional Energy Cost	—	98	81
Total Operating Cost (15 years)	241	1,770	1,431

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

A = actual. F = forecast. Source: China Solar Hot Water Industries Development and Research Report (2001 – 2003), jointly published by the solar energy association and commission described above.

The market prospects for the solar energy industry have been recognized by more and more countries, businesses and the financial sector. Many developed countries and regions have developed photovoltaic energy plans. By 2010, the United States plans to install 4.6GW, the EU plans to install 3.7GW, Japan plans to install 5GW, and other developing countries plan to install 1.5GW, with the world’s accumulated installation expected to be 14 – 15GW with anticipated net revenue of $30 billion dollars. According to long-term renewable energy development planning by 2010 China's solar photovoltaic capacity will reach a total of 400MW and by 2020, it is expected to reach 2200MW.

Similarly, we expect the solar water heater market will become more mature. According to the Chinese Solar Energy Society, by 2010 Chinese solar water heater production will reach 30 million square meters, storage volume will reach 150 million square meters, every thousand people will have 109 square meters to share, and by 2020, it is predicted that production will reach 45 million square meters, storage volume will reach 300 million square meters, and every thousand people will have 210 square meter to share.

Because of the rapid growth in the solar hot water industry, solar hot water heaters have become one of the three major hot water sources along with gas-fired heaters and electric heaters for PRC households and the PRC has become the world's largest producer and consumer of solar hot water heaters.

Growth Projection for Industrial Waste Heat Recovery Systems

The PRC space heating industry is not new, but we believe the systems that we sell are new for our customers. While many rural PRC households have in the past considered hot water a luxury, heat generating facilities for cooking and space heating purposes in one form or another are now considered basic necessities. These heat generating facilities are generally extremely primitive and inefficient, and usually consist of hearths and biomass stoves, which are dirty, unsafe and difficult to handle with respect to fuel. As many rural households have started to earn disposable income in recent years, many of them can afford to modernize their cooking and space heating facilities by using coal-fired boilers, which have become one of the principal means for such modernization among the PRC rural households.

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

Employees

As of December 31, 2009 we had approximately 700 full time employees and 100 part time employees.

Deli Solar (Bazhou) requires each employee to enter into a one-year standard employment agreement. Tianjin employees have three year agreements. The standard employment agreement contains a confidentiality clause and a covenant-not-to-compete clause, under which an employee must keep confidential all manufacturing technology including drawings and other technology materials, sales and financial information, and trade secrets obtained through his or her employment with us. Breach of this confidentiality clause will result in termination of employment. Further, each employee may not compete against us for a certain period of time following the termination of employment with us. We purchase group workers' compensation policies on behalf of our employees, and the premium is deducted from each employee's paycheck.

ITEM 1A. RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2. PROPERTY

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a “land use right.” The following are the details regarding our land use rights with regard to the two pieces of land that we use in our business. The land use rights owned by Deli Du, our Chief Executive Officer, President and Director, were transferred to us in October 2005 for a price of RMB20,000 (approximately $2,588). The application for the change of the land use right certificate for this piece of land was submitted to Bazhou City National Land Resources Bureau on January 16, 2006. Once the application is approved, the registered holder for this land will be Deli Solar (Bazhou). As of October 11, 2007, the application has not yet been approved and the registered holder is still Mr. Du.

Deli Solar (Bazhou)’s factory facilities are located outside of the city of Bazhou in Hebei Province, PRC. Deli Solar (Bazhou) utilizes one factory in Bazhou with a total of over 10,000 square meters of production, warehouse, and office space and space for use as a distribution center and approximately 2,000 square meters of office space and exhibition center in Beijing.

Deli Solar (Bazhou) built a new facility in 2008 with an area 9,900 square meters. Total construction costs were $2,926,287, all of which were paid in 2008.

Tianjin Huaneng’s factory facilities are located outside of the Tianjin municipalities of the PRC. Tianjin Huaneng’s utilizes one factory in Tianjin with over 51,000 square meters of production, warehouse, and office space and space for use as a distribution center.

Tianjin Huaneng built a new facility with over 7,500 square meters in March 2008, which commenced operations in November, 2008. Total construction costs were $984,287 by the end of 2009.

On March 17, 2006, Deli Solar (Bazhou) entered into an agreement with the local government to acquire land use rights of a parcel of land of 61,530 square meters at the price of approximately $919,858. This piece of land is close to the present Bazhou factory and is used to enlarge the present manufacturing base at Bazhou City. The land use right has been approved by the local government after payment of approximately $919,858. An official certificate evidencing the land lease has not yet been delivered from the government to us.

The following table sets forth information regarding parcels of lands used by us in our operations:

Registered Holder	Location Deed Number	Usage and Nature	Square Meters	Construction/Building on the Land	Term of Use Right	Transfer Price
Deli Solar (Bazhou)	Bazhou, Ningnan Village; #98060026	Industrial Transferred Land	15,625 Sq. M	Plant, warehouses, accessories room, convention center	50 years (from November, 1999 to November, 2043)	RMB615,000 (approximately $79,581) was paid to the Langfang Municipal Land Administration Bureau, plus annual land use fee of RMB5122 (approximately $662.79)
Mr. Deli Du	Eighty kilometers from Bazhou Jingbao Road North; #20010700405	Office space for Deli Solar Bazhou Granted Land	816 Sq. M	Office building, accessories room	50 years (from June 11, 2001 to June 3, 2051)	RMB 20,000 (approximately $2,588) was paid to the Langfang Municipal Land Administration Bureau
Deli Solar (Bazhou)	Close to Bazhou Jingbao Road	Factory Facilities	61,530 Sq. M	Factory facilities	Pending the Land Use Right Certificate	approximately $919,858 was paid to Bazhou local government
Tianjin Huaneng Group Energy Equipment Co. Ltd.	No. 119 Yuyang South Road Ji County, Tianjin	Factory Facilities	4,891.70 Sq. M	Factory facilities	50 years (from September 2004 to September 2054)	Approximately RMB1,054,996 was paid to Ji county
Tianjin Huaneng Group Energy Equipment Co. Lt	The north of Jinguo road Ji County, Tianjin	Factory Facilities	11,318.40 Sq. M	Factory facilities	50 years (from September 2004 to September 2054)	Approximately RMB3,216,931 was paid to Ji county
Total			94,181.10 Sq. M

We lease 19,140 square meters of land (“Leased Land”) from Tianjin Ji County Credit Union Lianshe Branch (“Credit Union”) for an office building pursuant to a 20 year renewal lease at an annual rent of RMB120,000 (approximately $15,528) which commenced on May 1, 2003. The lease is automatically renewable for another 20 year term subject to terms to be negotiated at the expiration of the first 20-year term. We are retaining a majority of the building's usable space for our business and seeking to sublease the rest to parties with business related to ours such as our sales agents, distributors, accessory parts dealers, and after-sales service agents. We also constructed a business center on the Leased Land. The business center is to be used for show rooms, retail stores, and a distribution center for solar related products and space heating products.

We lease our Beijing office facility of approximately 2,000 square meters at No. 28, Fengtai Bei Road, Fengtai District from Beijing Dajiangxia Technology and Trade Co., Ltd. pursuant to a renewable lease with a term from October 1, 2005 to August 8, 2011 for an annual rent of RMB400,000 in 2008. The rental is subject to annual negotiation.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTCBB under the symbol “CSOL.OB”. There has never been an active public market for shares of our common stock and trading has been characterized by low volume and high volatility.

The following table sets forth the high and low bid prices, in the over-the-counter market, as reported and summarized by the OTCBB, for each fiscal quarter during each of the fiscal years ended December 31, 2007, December 31, 2008 and December 31, 2009. These prices are based on inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Year Ended December 31, 2009
03/31/2009	1.00	0.17
06/30/2009	0.71	0.27
09/30/2009	0.52	0.29
12/31/2009	0.70	0.31
Year Ended December 31, 2008
03/31/2008	3.70	1.50
06/30/2008	2.36	1.36
09/30/2008	1.65	1.05
12/31/2008	1.41	0.70
Year Ended December 31, 2007
03/31/2007	3.73	3.50
06/30/2007	2.60	1.81
09/30/2007	3.45	1.75
12/31/2007	4.50	2.40

Since the completion of the reverse merger, our common stock has traded sporadically and with high volatility. Consequently, our historical prices may not be an accurate indication of the future prices of our common stock.

Holders

As of March 31, 2010, there were 15,233,652 shares of our common stock issued and outstanding, and there were approximately 2,512 holders of record of our outstanding shares of common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

Dividends

We have never declared or paid any cash dividends on our common stock and are restricted from paying dividends both contractually and by virtue of the fact that we are a holding company. We currently intend to retain all earnings, if any, for use in business operations and we do not anticipate declaring any dividends in the near future.

The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions and the ability of our PRC based operating subsidiaries Deli Solar Bazhou, Deli Solar (Beijing) and Tianjin Huaneng to obtain approval to send monies out of the PRC. The PRC’s national currency, the Yuan, is not a freely convertible currency. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends.

In addition, under the terms of the certificate of designation which was filed in the office of Secretary of State for the State of Nevada on June 12, 2007 in connection with the issuance of the Series A Preferred Stock, we are restricted in paying dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

Penny Stock Regulations

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. As of November 25, 2008, the last reported sale price of our common stock was $0.95 per share. Our common stock falls within the definition of penny stock and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell the common stock and may affect the ability of investors to sell their common stock in the secondary market.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

The Company has three reportable segments: (i) Solar heater/Biomass stove/Building integrated energy projects for households and buildings; (ii) Industrial waste heat recovery/Energy-saving projects for industrial customers; and (iii) Heat pipe related products.

Deli Solar (Bazhou) manufactures and distributes solar products in the PRC. The Company’ principal products are solar hot water heaters and multifunctional space heaters, including coal-fired boilers for residential use. Deli Solar (Bazhou) also sells spare parts for its products and provides after-sales maintenance and repair services.

Deli Solar (Beijing) is principally engaged in the service and installation of energy saving equipments in residential and commercial buildings in major cities in the PRC.

Tianjin Huaneng provides waste heat recovery and energy saving solutions for industrial customers. The Company manufactures heating products such as heating pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast boilers, heating filters, normal pressure water boilers, solar energy water heaters and radiators.

Approximately 21% of our net revenue for the year ended December 31, 2009 was derived from sales of our solar heater/Biomass stove, 78% from sales of our Building integrated energy projects Industrial waste heat recovery/energy-saving projects, and 1% from sales of our Building integrated energy projects, respectively. Approximately 99.0% and 1.0% of our net revenues for the year ended December 31, 2009, were derived from sales made inside the PRC and outside the PRC, respectively.

Recent Developments

On July 6, 2009, Deli Solar (Beijing) entered into the Termination Agreement terminating the agreements wherein Deli Solar (Beijing) acquired 100% of the outstanding equity interests of SZPSP. Pursuant to the Termination Agreement, the three shareholders of SZPSP will return to Deli Solar (Beijing) the RMB28,800,000 in cash and 939,364 shares of our common stock they received in connection with Deli Solar (Beijing)'s acquisition of the equity interests in SZPSP and also pay to Deli Solar (Beijing) a portion of SZPSP's net profit for the period from April 1, 2008 to March 31, 2009, an amount which will be determined at a future date by SZPSP's shareholders and Deli Solar (Beijing). By December 3, 2009, SZPSP have returned a total RMB15,839,513.7 to Deli Solar (Beijing) and the spin-off of SZPSP has been completed.

RESULTS OF OPERATIONS

Results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008

Sales Revenue

	2009	2008
Solar heater/Biomass stove/Boiler related products	$5,561,891	$26,635,576
Heat pipe related equipments/Energy-saving projects	20,486,387	14,880,477
Building integrated energy-saving projects	267,393	—
	$26,315,671	$41,516,053

Overall: Sales revenue for 2009 was $26,315,671 as compared to $41,516,053 for 2008, a decrease of $15,200,382 or 36.6% compared to 2008. The decrease in sales revenue was primarily attributable to a weakening economy that led to decline in revenue from the solar heater/biomass stove/boiler related products under the management of Deli Solar (Bazhou).

Solar heater/Biomass stove/Boiler related products: Sales revenue for these products for 2009 was $5,561,891 as compared to $26,635,576 for 2008, a decrease of $21,073,685 or 79.1%. The decrease in sales revenue derived from solar heater/biomass stove/boiler related products was due to a weak market and fierce competition. We expect competition to continue for 2010.

Heat pipe related equipments/Energy-savings projects: Sales revenue for 2009 was $20,486,387 compared to $14,880,477 for 2008, an increase of $5,605,910 or 37.7%. The increase in sales of heat pipe related equipments/energy-saving projects was a result of increase in demand and strengthening marketing.

Cost of revenue

	2009	2008
Solar heater/Biomass stove/Boiler related products	$4,292,012	$21,690,188
Heat pipe related equipments/Energy-saving projects	14,416,564	12,847,173
Building integrated energy-saving projects	154,376	—
	$18,862,952	$34,537,361

Overall: Cost of revenue for 2009 was $18,862,952 as compared to $34,537,361 for 2008, a decrease of $15,674,409 or 45.3% compared to 2008. The decrease in cost of revenue was primarily attributable to the decline in revenue from the solar heater/biomass stove/boiler related products under the management of Deli Solar (Bazhou).

Solar heater/Biomass stove/Boiler related products: Cost of revenue for these products for 2009 was $4,292,012 as compared to $21,690,188 for 2008, a decrease of $17,398,176 or 80.2%. The decrease in cost of revenue derived from solar heater/biomass stove/boiler related products was due to a weak market and competition. We expect competition to continue for 2010.

Heat pipe related equipments/Energy-savings projects: Cost of revenue for 2009 was $14,416,564 compared to $12,847,173 for 2008, an increase of $1,569,391 or 12.2%. The increase in cost of revenue of heat pipe related equipments/energy-saving projects was due to the increase of sales of those products.

Gross Profit

Gross profit	2009	2008
Solar heater/Biomass stove/Boiler related products	$1,269,879	4,945,388
Heat pipe related equipments/Energy-saving projects	$6,069,823	2,033,304
Building integrated energy-saving projects	113,017	-
	$7,452,719	6,978,692

Overall: Gross profit margin for 2009 was $7,452,719 as compared to $6,978,692 for 2008, an increase of $474,027 or 6.8% compared to 2008. The increase in gross profit margin was primarily attributable to the increase in revenue from Heat pipe related equipments/Energy-savings projects.

Solar heater/Biomass stove/Boiler related products: Gross profit margin for these products for 2009 was $1,269,879 as compared to $4,945,388 for 2008, a decrease of $3,675,509 or 74.3%. The decrease in gross profit margin derived from solar heater/biomass stove/boiler related products was due to a weak market and competition. We expect competition to continue for 2010.

Heat pipe related equipments/Energy-savings projects: Gross profit margin for 2009 was $6,069,823 compared to $2,033,304 for 2008, an increase of $4,036,519 or 198.5%. The increase in sales of heat pipe related equipments/energy-saving projects was due to higher sales price and lower cost of material.

Operating Expenses

Operating expenses for 2009 were $6,626,691, as compared to $8,547,091 for 2008, a decrease of $1,920,400 or 22.5%. The overall decrease in operating expenses was primarily due to cutting down all kinds of expenses because of the decrease in sales.

Depreciation and amortization included in operating expense decreased to $383,531 for 2009 from $1,172,254 for 2008, primarily as a result of the end of useful life for certain manufacturing equipments in 2009.

Selling and distribution expense decreased to $2,410,181, for 2009 or 38.6%, from $3,926,931 for 2008, primarily due to the decrease in sales of solar heater/biomass stove/boiler related products, which led to decrease advertising expense, transport costs and travelling expense.

General and administrative expenses were $3,832,979 (or approximately 14% of sales revenue) for 2009, compared to $3,447,906 (or approximately 8.3% of sales revenue) for 2008, primarily due to the decrease in sales of solar heater/biomass stove/boiler related products, which led to cut down our operation expense, for example, public fair fee and agent fee, and so on ..

Net Income

Net income was $1,074,345 for 2009, compared to $5,503,170 of net loss for 2008, an increase of $6,577,515. The increase in net income was due to primarily the economic recovery in China in the second half of the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $975,372 for 2009, while net cash used in our operating activities was $5,221,227 for 2008. This was due to a decrease in inventories and an increase in gross margin of sales.

Net cash provided by investing activities was $2,143,883 for 2009, compared with net cash used in investing activities in the amount of $9,007,996 for 2008. This was due to disinvestment of SZPSP, from the deal we received $2,758,277 in 2009.

Net cash provided by financing activities was $51,240 for 2009, compared with $10,102,656 for 2008, when we issued 4,691,499 shares of common stock for $9,995,156.

We believe that current cash flow is sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. We may require additional cash for further development of business, including any investments or acquisitions we may decide to pursue. However, we cannot assure you that such funding will be available.

Cash

Cash and cash equivalents increased to $4,980,717 as of December 31, 2009, compared to $1,820,882 as of December 31, 2008, primarily as a result of collection investment cost of SZPSP.

Accounts Receivable

Accounts receivable increased to $8,067,944 as at December 31, 2009, from $5,445,036 as of December 31, 2008, primarily due to an increase in accounts receivable in connection with an increase of sales under Tianjin Huaneng.

Inventory

Inventories decreased to $4,547,170 as of December 31, 2009, as compared to $6,492,830 as at December 31, 2008. This substantial decrease was primarily due to strong sales and a sharp decrease in finished products inventory by Tianjin Huaneng.

Other Receivables and Prepayments

Other receivables and prepayments decreased to $1,733,695 as at December 31, 2009, compared to $5,978,403 as at December 31, 2008, primarily due to transferring $3,812,806 to investment of Trueframe.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity or capital expenditures.

ITEM7A. Qualitative AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of July 16, 2009, we dismissed Cordovano and Honeck (“Cordovano”), our independent registered public accounting firm. The decision to change accountants was recommended by our Audit Committee and approved by our Board of Directors.

Cordovano reported on the Company’s consolidated financial statements for the years ending December 31, 2008 and 2007 and reviewed the Company’s consolidated financial statements for the period ending March 31, 2009. For these periods and up to July 16, 2009, there were no disagreements with Cordovano on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Cordovano, would have caused it to make reference thereto in its report on the financial statements for such years.

The reports of Cordovano on the financial statements of the Company for the fiscal years ended December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and subsequent interim period through the date of termination, there were no reportable events as the term is described in Item 304(a)(1)(v) of Regulation S-K.

On July 20, 2009, we appointed Paritz & Company, P.A. (“Paritz”) as its new independent registered public accounting firm for the fiscal year ending December 31, 2009. During the Company’s two most recent fiscal years and any subsequent interim period prior to the engagement of Paritz, neither the Company nor anyone on the Company’s behalf consulted with Paritz regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event.”

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors as of the date of this prospectus are as follows:

Name	Position	Age
Deli Du	President, CEO, Director	45
Yinan Zhao(1)	Acting Chief Financial Officer	36
Zhaolin Ding	Director	42
Zhenhang Jia	Director	62
Joseph J. Levinson	Director	33

(1) Ms. Yinan Zhao was appointed as our Acting CFO on May 12, 2009.

Our board of directors currently consists of four members. We also have an audit committee and a compensation committee. Messrs. Zhenhang Jia, Zhaolin Ding and Joseph J. Levinson serve on the audit committee. Messrs. Jia, Ding and Du serve on the compensation committee. The directors serve until our next annual meeting or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

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

Effective July 25, 2008 Mr. Joseph J. Levinson was appointed as a director. Mr. Levinson is qualified as an “independent director” as defined by the rules of the Nasdaq Stock Market and as a result of his appointment we continue to have a majority of “independent directors,” as three of our directors, namely Messrs. Ding, Jia and Levinson, are “independent directors” pursuant to NASDAQ Marketplace Rule 5605(a)(2). On March 17, 2009, Mr. Yihai Yang resigned as the Chief Financial Officer of the Company and resigned as a director as of March 31, 2009.

In addition, under the terms of the securities purchase agreement, we were required, prior to August 12, 2007 to appoint (i) an audit committee comprised of at least three directors, all of whom are independent, and a (ii) compensation committee comprised of at least three directors, a majority of whom are independent. From July 25, 2008 our audit committee has consisted of three members, all of whom are independent, namely Messrs. Zhaolin Ding, Zhenghang Jia and Joseph J. Levinson. Our compensation committee consists of three members two of whom are independent, namely Messrs. Ding and Jia. Accordingly, we were delinquent in this obligation until July 25, 2008. However, under the terms of the securities purchase agreement no liquidated damages were required to be paid for this breach during any period for which liquidated damages were payable for failing to have an independent board. Accordingly, damages accrued for breach of this provision from November 1, 2007 through July 25, 2008. As a result we are required to pay investors a total of approximately $176,800.00. The Company is negotiating with the investors for a reduction of the amount due, but no agreement has yet been reached.

Du Deli has been our President and CEO since March 31, 2005. Mr. Du founded Deli Solar (Bazhou) in 1997 and has been its controlling equity holder, Chairman and CEO during the past five (5) years. Since June 2004, he has also been a director and general manager of Deli Solar (BVI), Mr. Du is standing committee member of China Solar Energy Utilization Association and China Efficiency Boiler Association. He has been awarded China Outstanding Entrepreneur and China Top 10 Reformer in Enterprise Innovative Practices. Mr. Du graduated from EMBA program in Tsinghua University in 2005.

Yinan Zhao has been our Acting Chief Financial Officer since May 12, 2009. From January 2008 to May 2009, Ms. Zhao was the finance controller of Hinge Software Co. LTD, a software company based in China. Prior to that she was an audit manager in the Beijing office of Deloitte Touché Tohmatsu, where Ms. Zhao’s client responsibilities included U.S. public companies. Ms. Zhao received a Bachelor’s degree from the Liaoning Institute of Technology University in 1997 and became a CPA in 1999, and a CTA and CPV in 2000.

Zhaolin Ding was appointed as our director on August 3, 2007. Mr. Ding is currently the director of Everbright International Executive Management Education Center, an adjunct professor of the Executive Program, School of Continuing Education, Tsinghua University and a visiting professor of the executive program of Peking University and Renmin University of China. He is an officially appointed news commentator of China National Radio. He also worked as research associate in the Center for International Communication Studies of Tsinghua University. He holds an MBA degree from Harvard University, a Master’s degree in International Journalism from the China School of Journalism, and a bachelor degree of Law in International Affairs from the University of International Relations.

Zhenhang Jia has been our director since August 3, 2007. He has been a director of Beijing Mechanical Engineering and Reusable Energies and Vice Secretary-in-Chief of China Rural Energy Association Energy Saving Space Heating Professional Society from April 1994. He also has been vice chairman, vice secretary-in-chief of Beijing Municipal New Energy and a director in Beijing Mechanics and Engineering Committee, Energy Resources and Engineering Branch from 1995.

Joseph J. Levinson has served on our board of directors since July 25, 2008. He has been a United States Certified Public Accountant for more than 14 years. He speaks, reads and writes Chinese fluently and has vast experience in China working with Chinese companies.  He was previously a Manager in the banking practice of the New York office of Deloitte and Touche and was involved in numerous transactions involving complex financial structures. He also previously worked at KPMG in New York and Hong Kong.  In the 1990s, Mr. Levinson served as an executive of Hong Kong Stock Exchange-listed China Strategic Holdings, where his major responsibilities included its subsidiary China Tire, one of the first Mainland Chinese companies to list on the NYSE.  Mr. Levinson graduated summa cum laude from the University at Buffalo in 1994 with a double major in accounting and finance.

Resignations

Effective April 30, 2009, Ms. Jing Chen resigned from her position as Chief Financial Officer of the Company. There were no disagreements between Ms. Chen and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in her resignation as Chief Financial Officer of the Company.

Board of Directors

Our current directors hold office until the annual meeting of stockholders of the Company following the election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Our directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by us for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

Family Relationships

No family relationships exist among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We have has adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed with the Annual Report on Form 10-KSB/A for the fiscal year ended December 21, 2006 filed by the company with the SEC on April 11, 2007.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table reflects the compensation paid to our principal executive officer during each of our fiscal years ending December 31, 2009, 2008 and 2007. None of our other executive officers was paid a salary and bonus of more than $100,000 in 2007, 2008 and 2009 and so none are included in this table.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Deli Du(1)	2009	80,000	—	—	—	—	—	—	80,000
President, CEO	2008	80,000	—	—	—	—	—	—	80,000
and Director	2007	80,000	—	—	—	—	—	—	80,000

(1)	Commencing March 31, 2005, Mr. Du receives an annual salary of $80,000.

Outstanding Equity Awards at 2009 Fiscal Year End

There were no option exercises or options outstanding in 2009.

Employment Agreements

We have written employment agreements with all of our executive officers. The standard employment agreement, in compliance with PRC labor law and regulations, includes the terms of the employment such as the length of the employment, the provision of labor-related insurances, termination notice, the holiday and sick leave and the labor-related benefits.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

The Company’s compensation committee currently has three member’s two of whom are independent, namely Messrs. Zhenhang Jia, and Zhaolin Ding. Under the terms of the June 2007 securities purchase agreement with Barron Partners and the other investors, we were required, prior to August 12, 2007 to appoint a compensation committee comprised of at least three directors, a majority of whom are independent directors.

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

The following table reflects the compensation of directors for our fiscal year ended December 31, 2009:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Zhaolin Ding	20,000	—	—	—	—	—	20,000
Deli Du	20,000	—	—	—	—	—	20,000
Zhenhang Jia	20,000	—	—	—	—	—	20,000
Yang Yi Hai(1)	5,000	—	—	—	—	—	5,000
Joseph J. Levinson	20,000	—	—	—	—	—	20,000

(1)
Mr. Yang was appointed as a director on July 25, 2008. His annual compensation as a director was $20,000 and he received $8,400 for his service as a director for the partial year he served on our board of directors in 2008. On March 31, 2009, Mr. Yang resigned from his position as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the voting securities by (i) any person or group with more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group as of the date hereof.

Named and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Class (1)
Deli Du, President, CEO and director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	5,186,225	34.0%

Yinan,Zhao Acting Chief Financial Officer No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%

Zhaolin Ding, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%

Zhenhang Jia, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%

Joe Levinson, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%

Tri-State Title & Escrow, LLC 360 Main Str., Suite 100 P.O. Box 391 Washington, VA. 22747	1,000,000	6.56%
All directors and officers as a group (5 persons)	5,186,225	34.0%

(1)
As of the date hereof, we had 15,233,652 outstanding shares of common stock. In determining the percent of common stock owned by a stockholder: (a) the numerator is the number of shares of common stock beneficially owned by such stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the conversion of convertible securities or the exercise of warrants held by such stockholder, and (b) the denominator is the sum of (i) 15,233,652, the number of shares outstanding on the date hereof, and (ii) the total number of shares underlying the convertible securities and warrants, which such stockholders has the right to acquire within 60 days following the date hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2009 we have not engaged in any transactions with any related persons which would require disclosure under Item 404 of Regulation S-K.

Three of our four directors are independent directors under the definition of “independent director” pursuant to NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Effective July 20, 2009, we engaged Paritz & Company, P.A. as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ended December 31, 2009.  Cordovano and Honeck, LLP was the our independent registered public accounting firm engaged to examine the Company’s consolidated financial statements for the fiscal year ended December 31, 2008.

Fees for the fiscal years ended December 31, 2009 and 2008.

Audit Fees. The audit fee of Paritz & Company, P.A. is $105,000 for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2009 and the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB for the periods ended June 30, 2009 and September 30, 2009. Cordovano and Honeck, LLP was paid aggregate fees of approximately $190,257 for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2008 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2008, June 30, 2008, September 30 and March 31, 2009.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-32 of this report.

(2) Financial Statement Schedule: None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

We have audited the accompanying consolidated balance sheet of China Solar & Clean Energy Solutions, Inc. (the “Company”) as of December 31, 2008 and the related consolidated statements of income, cash flows and changes in stockholders’ equity and comprehensive income for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 21 to the consolidated financial statements, the Company has restated its 2008 consolidated financial statements.

/s/ Cordovano and Honeck LLP

Englewood, Colorado USA

April 15, 2009, except for Note 4 and Note 19
which are dated April 12, 2010

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Solar & Clean Energy Solutions, Inc.

We have audited the accompanying consolidated balance sheet of China Solar & Clean Energy Solutions, Inc as of December 31, 2009 and the related consolidated statement of income, statement of stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Solar & Clean Energy Solutions, Inc as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Hackensack, New Jersey
April 15, 2010

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008 （Restated）

ASSETS
Current assets:
Cash and cash equivalents	$4,980,717	$1,820,882
Accounts receivable, net	8,067,944	5,445,036
Inventories	4,547,170	6,492,830
Other receivables and prepayments	1,733,695	5,978,403
Deferred tax assets	588,016	-
Total current assets	19,917,542	19,737,151

Property and equipment, net	13,775,554	13,738,880
Goodwill	1,967,153	2,340,512
Land use rights	1,592,140	1,709,184
Investment in Trueframe International Limited	3,812,806	-
Assets of discontinued operations	-	8,972,481
TOTAL ASSETS	$41,065,195	$46,498,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,601,002	$1,148,428
Taxes payable	1,278,974	1,405,057
Other payables and accrued liabilities	9,977,178	9,998,227
Loan payable-employee	1,266,747	1,575,454
Total current liabilities	14,123,901	14,127,166

Long-term liabilities:
Deferred tax liabilities	-	15,779
Long-term liabilities	156,410	286,483
Liabilities of discontinued operations	-	4,182,671
Total long-term liabilities	156,410	4,484,933

Stockholders’ equity
Convertible preferred stock: par value $0.001, 25,000,000 shares authorized, none and 373,566 shares issued and outstanding, respectively	-	373
Common stock, $0.001 par value, 66,666,667 shares authorized, 15,233,652 and 13,799,450 shares issued and outstanding, respectively	15,233	13,799
Additional paid-in capital	22,611,909	23,073,258
Accumulated other comprehensive income	693,016	1,615,082
Retained earnings	3,100,294	2,025,949
Profit earning reserves	-	963,106
Total stockholders’ equity-China Solar	26,420,452	27,691,567
Non-controlling interest in subsidiary	364,432	194,542
Total Stockholder’s Equity	26,784,884	27,886,109
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,065,195	$46,498,208

See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED   STATEMENTS OF INCOME

	Years ended December 31,
	2009	2008
		（restated）
Revenue, net	$26,315,671	$41,516,053

Cost of revenue	18,862,952	34,537,361

Gross profit	7,452,719	6,978,692

Operating expenses:
Depreciation and amortization	383,531	1,172,254
Selling and distribution	2,410,181	3,926,931
General and administrative	3,832,979	3,447,906

Total operating expenses	6,626,691	8,547,091

Income(Loss) from operations	826,028	(1,568,399)

Other income (expenses):
Other income(expenses)	717,750	(350,204)
Interest income	4,613	262,233
Impairment expense	-	(3,012,488)
Interest expense	(218,882)	(226,528)
Total other income (expenses)	503,481	(3,326,987)

Income(Loss) From Continuing Operations Before Income Taxes	1,329,509	(4,895,386)

Income tax expense	266,168	96,167

Income(Loss) From Continuing Operations	1,063,341	(4,991,553)

Income(Loss) From Discontinued Operation (net of tax)	(512,390)	307,276

Gain On Sale Of Discontinued Operation (net of tax)	652,753	-

Net Income(Loss)	1,203,704	(4,684,277)
Less: Net Income Attributable To Non-controlling Interest	129,359	818,893
Net Income(Loss) Attributable To China Solar Shareholders	$1,074,345	$(5,503,170)

Basic Earning Per Share
Continuing operations	$0.07	$(0.48)
Discontinued operation	(0.04)	0.03
Gain on sale of discontinued operation	0.05	-
	$0.08	$(0.45)
Diluted Earning Per Share
Continued operation	$0.07	$(0.48)
Discontinued operation	(0.04)	0.03
Gain on sale of discontinued operation	0.05	-
	$0.08	$(0.45)
Weighted average shares outstanding – basic and diluted	15,815,125	12,158,482

See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008 Restated
Cash flows from operating activities:
Net income(loss)	$1,074,345	$(5,503,170)
Loss(income) from discontinued operation	512,390	(307,276)
Income(Loss) from continuing operations	1,586,735	(5,810,446)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	722,561	642,310
Impairment of assets	-	2,702,487
Provision for allowance on accounts receivable	708,144	978,006
Provision for inventory writes downs	139,854	246,408
Gain on sale of discontinued operation	(652,753)	-
Noncontrolling interest in income of subsidiary	129,359	818,893

Changes in operating assets and liabilities:
Accounts receivable, trade	(3,331,052)	1,199,307
Inventories	1,811,220	(3,101,796)
Other receivables and prepayments	431,902	(5,067,630)
Accounts payable, trade	452,574	3,190,321
Income tax payable	(126,083)	296,624
Other payables and accrued liabilities	(218,021)	(2,197,839)
Net cash provided by(used in) operating activities	1,654,440	(6,103,355)
Net cash (used in)provided by discontinued operation	(679,068)	882,128
Net cash provided by(used in)operating activities	975,372	(5,221,227)

Cash flows from investing activities:
Proceeds from disposal of subsidiary	2,758,277	-
Acquisition of a subsidiary, net of cash acquired	(130,298)	(662,491)
Purchase of intangible assets	-	(1,123,639)
Purchase of property, plant and equipment	(484,096)	(6,966,354)

Net cash provided by(used in) investing activities	2,143,883	(8,752,484)
Net cash used in discontinued operation	-	(255,512)
Net cash provided by(used in)investing activities	2,143,883	(9,007,996)

Cash flows from financing activities:
Proceeds from warrants exercised	-	107,500
Capital contribution received from shareholders	-	9,995,156
Capital contribution from non-controlling shareholder	51,240	-
Net cash provided by financing activities	51,240	10,102,656

Foreign currency translation adjustment	(10,660)	480,812

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,159,835	(3,645,755)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,820,882	5,466,637

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,980,717	$1,820,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$381,563	$538,332
Cash paid for interest expense	$129,012	$302,961

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Warrant shares granted for offering costs	$-	$541,695
Issuance of common stock for acquisitions of SZPSP	$-	$2,839,458
Issuance of warrants for the acquisitions of SZPSP	$-	$92,193
Preferred shares converted to common shares	$373	$1,401

See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional paid-in	Accumulated other	Retained		Non-controlling interest	Total
	No. of shares	Par value	No. of shares	Par value	Capital Retated	comprehensive income	Earnings Restated	Earnings reserve	in subsidiary	stockholders’ equity
Balance as of January 1, 2008	1,774,194	$1,774	6,205,290	$6,205	$9,260,607	$1,134,270	$7,529,119		$935,825	$18,867,800
Shares issued for private placement, net of offering costs of $1,264,451 in cash and $541,695 in warrants.			4,691,499	4,691	9,990,465					9,995,156
Shares and warrants issued for the acquisition of subsidiary at fair value			1,419,729	1,420	2,930,231					2,931,651
Shares issued for services			7,304	7	15,185					15192
Warrant			75,000	75	107,425					107,500
Preferred share converted	-1,400,628	-1,401	1,400,628	1,401						-
Minority share purchased					769,345					769,345
Comprehensive income:										-
Net income							-5,503,170		939,944	-4,563,226
Foreign currency translation adjustment						480,812				480,812
Acquisition from minority interests									-1,681,227	-1,681,227
Profit earning reserves								963,106		963,106
Balance as of December 31, 2008	373,566	373	13,799,450	13,799	23,073,258	1,615,082	2,025,949	963,106	194,542	27,886,109
Disposal subsidiary					-460,288			-963,106		-1,423,394
Preferred share converted	-373,566	-373	373,566	373						-
Net income							1,074,345		131,636	1,205,981
Foreign currency translation adjustment						-922,066				-922,066
Appropriation of dividents									-12,986	-12,986
Appropriation of statutory surplus reserves										-
Capital contribution from non-controlling shareholder									51,240	51240
Cancellaction common stock			-939,364	-939	939					-
Shares released and to be released from escrow			2,000,000	2,000	-2,000					-
Balance as of December 31, 2009	0	$0	15,233,652	$15,233	$22,611,909	$693,016	$3,100,294	$-	$364,432	$26,784,884

See accompanying notes to consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

China Solar & Clean Energy Solutions, Inc. (“China Solar” or ” the Company”), formerly known as Deli Solar (USA) Inc. was incorporated in the State of Nevada on March 21, 1983 as Meditech Pharmaceuticals, Inc. (“Meditech”).

Deli Solar (BVI) was formed in June 2004. On August 1, 2004, Deli Solar (BVI) purchased Bazhou Deli Solar Energy Heating Co., Ltd. (“Deli Solar (Bazhou)”), a corporation duly organized on August 19, 1997 under the laws of the People’s Republic of China (“PRC”) from Messrs. Deli Du, Xiao’er Du, and Xiaosan Du for RMB 6,800,000. As a result of this transaction, Deli Solar (Bazhou) became a wholly-foreign owned enterprise (“WFOE”) under PRC law on March 30, 2005. This acquisition was accounted for as a transfer of entities under common control.

The result of the above transactions is that Deli Solar (BVI) is now China Solar’s direct, wholly-owned subsidiary and Deli Solar (Bazhou) remains a wholly-owned subsidiary of Deli Solar (BVI).

Beijing Deli Solar Technology Development Co., Ltd. (“Deli Solar (Beijing)”), a wholly owned subsidiary was founded in 2006 and is principally engaged in solar power heater integrated construction projects in major cities in the PRC.

On July 1, 2007, Deli Solar (Beijing) acquired 51% of Tianjin Huaneng Energy Equipment Company (“Tianjin Huaneng”), which manufactures energy saving boilers and environmental protection equipment for industrial customers. On October 27, 2008, Deli Solar (Beijing) purchased an additional 29.97% of the outstanding equity interest of Tianjin Huaneng from the minority shareholders of Tianjin Huaneng. Following this transaction, the Company increased the registered capital of Tianjin Huaneng from RMB5.94 million to RMB21.68 million by contributing an additional RMB15,740,000 ($2,295,531). As a result, the Company’s equity interest in Tianjin Huaneng increased to approximately 91.82%.

On April 1, 2008, Deli Solar (Beijing) acquired 100% of Shenzhen Pengsangpu Solar Industrial Products Corporation (“SZPSP”), which is engaged in the re-sale of energy-saving related heating products such as heat pipes, heat exchangers, pressure water boilers, solar energy heaters and radiators. On July 6, 2009, Deli Solar (Beijing) entered into a termination agreement (the "Termination Agreement") with the three shareholders of SZPSP, (the "SZPSP Shareholders"), terminated the equity purchase and complementary agreements (collectively, the "Equity Purchase and Complementary Agreements") entered into with the SZPSP Shareholders on January 9, 2009 and supplemented on March 25, 2008.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The consolidated financial statements include the financial statements of China Solar, Deli Solar (BVI), Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing), Tianjin Huaneng.

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

Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.

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

Inventories

Inventories include direct materials, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a first-in, first-out basis. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories. As of December 31, 2009, and 2008, the Company recorded $139,854 and $246,408 in inventory writes downs.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciable life
Buildings	6-50 years
Plant and machinery	10 years
Office equipments	7 years
Motor vehicles	7 years
Computer equipment	3 years

Goodwill and intangible assets

We account for business combinations in accordance with current authoritative guidance, which requires that the purchase method of accounting be used for all business combinations. It requires intangible assets acquired in a business combination to be recognized and reported separately from goodwill.

Furthermore, it requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. No impairment of intangibles has been identified since the date of acquisition.

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The company generally seeks the assistance of independent valuation experts in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

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

During the year ended December 31, 2009, we didn’t find the goodwill impairment after testing. We evaluate intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

Land use rights

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at amortized cost. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years and they will expire in 2043, 2046 and 2054.

Impairment of long-lived assets

Long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2009 and 2008.

 Investment in Trueframe International Limited

The Company’s investment in Trueframe International Limited (“TFIL”) is accounted for by the equity method of accounting. (See note 4 )

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition

The Company’s sales include furnishing equipment to end users, installing and testing the equipment and providing maintenance.  Revenue is recognized after testing and acceptance by the customer if a formal relationship exists, the price is fixed or determinable, no other significant obligations of the Company exists and collectability is reasonably assured.
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

Advertising expense

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2009 and 2008 were $497,117 and $1,423,914, respectively.

Comprehensive income

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

The Company accounts for income tax using the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

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

Foreign currency translation

The financial records of the Company’s operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expenses items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive income in the statements of changes in stockholders’ equity and comprehensive income. Realized foreign exchange gains and losses are recognized in the period on which they occur.

Stock based compensation

Under authoritative guidance issued by FASB, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

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

Segment reporting

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in three principal reportable segments: Sales of solar heater or boiler related products, heat pipe related products, integrated energy-saving projects.

Fair value of financial instruments

The Company values its financial instruments as required by authoritative guidance. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain tax positions

Accounting guidance prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

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

The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2008 as a result of the implementation of any uncertain tax position.

3.           RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “improving Disclosures about Fair Value Measurements,” which clarifies certain existing requirements in ASC 820 “Fair Value Measurements and Disclosures,” and required disclosures related to significant transfers between each level and additional information about Level 3 activity.  FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009.  The Company is currently assessing the impact on its consolidated results of operations and financial conditions.

In June 2009, the FASB issued additional guidance under ASC 860 “Accounting for Transfer of financial Assets and Extinguishment of Liabilities” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this ASC 860 is not expected to have a material impact on the Company's financial statements and disclosures.

In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements,” which clarifies certain existing evaluation and disclosure requirements in ASC 855 “Subsequent Events” related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effective immediately. The new guidance does not have an effect on the Company’s consolidated results of operations and financial condition.

In June 2009, the FASB issued a pronouncement amending previous topic guidance, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. The Company is evaluating the impact that this pronouncement will have on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	BUSINESS ACQUISITIONS

TianJin HuaNeng

On July 1, 2007, the Company’s wholly owned subsidiary, Deli Solar (“Beijing”) acquired 51% equity interest in Tianjin Huaneng, for a total purchase price of $1,689,741. The Company also incurred additional cost of $769,418 related to finder’s fee, which has been included in the total cost of the acquisition of $2,459,159. In addition, the Company agreed to provide working capital of approximately $2.6 million to Tianjin Huaneng. This acquisition was accounted for under the purchase method. Tianjin Huaneng results of operations have been included in our consolidated financial statements since the date of acquisition. Goodwill recorded as part of the purchase price allocation was $1,708,665. Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles such as land use rights which totaled $256,157, with a weighted average amortization period of approximately 50 years.

In June 2008, the purchase price allocation was finalized which resulted to no adjustment to the fair value of assets acquired and liabilities assumed. The following table represents the final purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

As of July 1, 2007
Current assets	$4,666,441
Property, plant and equipment	589,985
Land use rights	256,157
Goodwill	1,789,324
Total assets acquired	$7,301,907
Current liabilities	$4,444,999
Deferred tax liabilities	16,059
Long-term payables	381,690
Total liabilities assumed	4,842,748
Net assets acquired	$2,459,159

On October 27, 2008, Deli Solar (Beijing), entered into an agreement to acquire approximately an additional 29.97% of the outstanding equity interest of Tianjin Huaneng, from the minority shareholders of Tianjin Huaneng.

Under the agreement, Deli Solar (Beijing) agreed to pay to the Tianjin Huaneng shareholders RMB 10.68 million ($1,557,578 US Dollars) payable in cash within seven days of the execution of the agreement. RMB 3.56 million ($515,026) was actually paid at the completion of the acquisition, the remaining RMB 7.12 million ($1,047,611) is payable over three years. In addition, the Company agreed to pay to the Tianjin Huaneng shareholders RMB 2.848 million ($416,000) payable in cash in three installments, which will be respectively RMB890, 000, RMB890, 000 and RMB1, 068, 000 in the first year, in the second year and the third year at the completion of the acquisition.

In addition to the cash purchase price, the Company also agreed to issue to the Tianjin Huaneng shareholders a total of 1,000,000 five year warrants to purchase the Company’s common stock at an exercise price of $1.10 per share.

The Company additionally decided to increase its equity interest in Tianjin Huaneng by contributing an additional RMB 15,740,000 ($2,295,531 US Dollars) to the registered capital of Tianjin Huaneng for an additional 10.85% interest in Tianjin Huaneng.

As a result of the consummation of the agreement and the additional capital contribution, the Company owns approximately 91.82% of the equity interest in Tianjin Huaneng.

The $1,789,324 of goodwill was assigned to the heat pipe related products segment.

ShenZhen PSP

On January 9, 2008 and March 25, 2008, Deli Solar (Beijing)” entered into an Equity Purchase Agreement, a Complementary Agreement and a Supplementary Agreement, with Shenzhen PengSangPu Solar Industrial Products Corporation (“SZPSP”) and its shareholders to acquire 100% of the outstanding equity interests of SZPSP. The closing was effective March 31, 2008.

Part of the consideration of the transaction is RMB 28.8 million ($4,087,832) payable in cash. This purchase price is based on an appraisal of SZPSP. The three shareholders of SZPSP agreed to loan the cash proceeds back to SZPSP interest free to be used for working capital. Fifty (50%) of the principal amount of the loan was required to be paid prior to March 31, 2009 and the remaining 50% balance was required to be paid prior to March 31, 2010.

In addition to the payment of the cash purchase price under the Complementary Agreement the parties agreed to an appraisal value of RMB 20 million of SZPSP’s intangible assets which was paid in 1,419,729 shares of common stock. Provided that if on the first anniversary of the closing the common stock price is lower than $2, the Company will pay the difference. In addition, as part of the purchase price, the shareholders of SZPSP received five years warrants to purchase a total of 141,973 shares of common stock at an exercise price of $2.5 per share subject to future adjustments such as stock splits and transactions similar in nature.

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

Our purchase price allocation for the SZPSP acquisition was finalized on June 30, 2008. The following table represents the final purchase price allocation to the estimated fair value of the assets acquired and liabilities assumed:

As of April 1, 2008
(Unaudited)
Current assets	1,224,924
Net investment in sales-type leases	966,806
Property, plant and equipment	1,275,287
Customer relationships	1,100,000
Intellectual property	1,250,000
Goodwill	3,055,769
Total assets acquired	$8,872,786

Total liabilities assumed	1,853,303
Net assets acquired	$7,019,483

The $3,055,769 of goodwill was expected to be assigned to the solar heater/boiler related products segment and a new segment of energy-saving projects. Of the $2,350,000 of acquired intangible assets, $310,000 was assigned to in-process research and development (“IPRD”) which was written off during the year ended December 31, 2008, $940,000 was assigned to existing intellectual property, and $1,100,000 was assigned to customer relationships. The acquired identifiable intangibles assets have a weighted-average amortization period totaling approximately 10 years.

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

The following unaudited pro forma financial information gives effect to the acquisition of SPPSP as if the acquisition occurred on January 1, 2008. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

For the Year Ended
December 31, 2008
(Unaudited)
Pro forma revenues	$54,077,571
Pro forma net loss	$(4,163,333)

Pro forma loss per common share
Basic and diluted	$(0.34)

Weighted average common shares outstanding	12,158,482

Trueframe International Limited

On January 21, 2008, we entered into a letter of intent (“LOI”) with the three shareholders holding the entire equity interests of Shengzhen Fuwaysun Technology Co., Ltd. (“Fuwaysun”), a PRC company primarily engaged in the development and production of solar pest killing lamps and transportable solar generators. Pursuant to the LOI, we will acquire 60% of Fuwaysun’s entire equity interests (the “Acquisition”) from the Fuwaysun Shareholders at a purchase price equal to 60% of Fuwaysun’s audited net assets as of January 30, 2008 (the “Purchase Price”). We will pay the purchase price with cash and our shares as to be agreed by the parties.

In April, 2008, we entered into two loan agreements with Fuwaysun (the “Loan Agreements”), pursuant to which we made two loans to Fuwaysun as working capital for six months, one for $3,000,000 and the other for RMB3,000,000 ($424,352) (the “Loans”), respectively. The Loan Agreements are substantially identical, except for the amounts of the loans. Pursuant to the Loan Agreements, if we complete the Acquisition within six months, we will cancel the Loans to offset the Purchase Price; if we cannot complete the Acquisition within six months, Fuwaysun must repay the Loans with 30 days after the expiration of the six months plus interest on the Loans at a rate of 12% per annum. However, if Fuwaysun refuses to our Acquisition, Fuwaysun shall repay the Loans plus accrued interest at a rate of 20% per annum within 30 days thereafter and pay us liquidated damages equal to 5% of the Purchase Price. If Fuwaysun fails to repay either Loan pursuant to the applicable Loan Agreement, it shall pay us additional interest on such Loan at a rate of 0.5% per day. We later made several loans to Fuwaysun for a total of RMB3, 550,000 as an addition working capital under the Loan Agreement for RMB3, 000,000 from June 2008 to January 2009. Thus, the two Loan Agreements between us and Fuwaysun changed to be one for $3,000,000 and the other for RMB6,550,000($959,257)

The loan is included in other receivables in the 2008 financial statements.

On January 8, 2010, Fuwaysun entered into a Share Exchange Agreement with AgriSolar Solutions, Inc., a Colorado corporation (formerly V2K International, Inc., and hereinafter referred to as the “Registrant”). Pursuant to the terms of the Exchange Agreement, the Registrant agreed to acquire all of the issued and outstanding shares of common stock in Fuwaysun, in exchange for the issuance of an aggregate of up to 58,055,000 shares of the Registrant’s common stock to the shareholders of Fuwaysun, thereby causing Fuwaysun and its wholly-owned subsidiaries, Fuwaysun Technology (HK) Limited, a Hong Kong corporation (“FTHK”), Forboss Solar (ShenZhen) Co, Ltd, a PRC corporation (“Forboss”), and Shenzhen Fuwaysun Technology Company Limited, a PRC corporation (“Shenzhen Fuwaysun”) to become wholly-owned subsidiaries of the Registrant (the “Share Exchange”). As a result of the Share Exchange, Trueframe International Limited is the owner of 32,550,000 shares, or approximately 55.78% of our issued and outstanding common stock. In October, 2009, the loans, exclusive of RMB 1,000,000 (approximately $146,451) were converted into 28% of the outstanding equity of Truefame international limited (“Truefame”). Trufame is a holding company that owns 55.78 % of Fuwaysun. The remaining RMB 1,000,000 is due when Fuwaysun receives adequate funding.

 5.           BUSINESS DISPOSAL

On July 6, 2009, we entered into the Termination Agreement with the three former shareholders of SZPSP to terminate “The Equity Purchase Agreement” and “Complementary Agreement to the Equity Purchase Agreement”

The key terms of the Termination Agreement are:

Pursuant to the terms of the agreements the Company received RMB 28,800,000 and 939,364 shares of its common stock in exchange for its ownership of SZPSP.  In addition, the Company will receive a portion of the net profit, if any, of SZPSP for the year ended March 31, 2009.  No effect has been given to the profit distribution in the accompanying financial statements.

The operations of SZPSP have been included as discontinued operations in the accompanying financial statements from the date of acquisition to the date of disposition.

As summary of the operations of SZPSP is follows:

	March 31，2009	December 31, 2008

Revenues	$1,024,103	$9,982,944
Income before provision for income taxes from discontinued operations	(501,120)	404,526
Income tax provision	11,270	97,250
Income(loss) from discontinued operation, net of tax	$(512,390)	$307,276

As summary of the balance of SZPSP is follows:

December 31, 2008

Cash and cash equivalents	$584,114
Accounts receivable, net	1,322,204
Inventories	1,792,691
Other receivables and prepayments	1,164,997
Lease receivables, current	156,579
Property and equipment, net	1,410,318
Customer relationships, net	1,017,500
Intellectual property - unpatented technology, net	869,500
Lease receivables, non current	654,578
Assets of discontinued operations	$8,972,481
Income tax payable	$413,431
Other payables and accrued liabilities	3,769,240
Liabilities of discontinued operations	$4,182,671

As of December 31, 2009, we have received all installments from SZPSP Shareholders.

6.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	As of December 31,
	2009	2008

Accounts receivable, cost	$9,621,122	$6,290,070
Less: allowance for doubtful accounts	(1,553,178)	(845,034)

Accounts receivable, net	$8,067,944	$5,445,036

For the year ended December 31, 2009 and 2008, the company recorded bad debt expense of $1,129,533 and 0, respectively.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.          INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2009	2008

Raw materials	$1,186,188	$1,261,714
Consumables	16,358	4,320
Work-in-process	57,357	21,269
Finished goods	3,287,267	5,205,527

Inventories	$4,547,170	$6,492,830

8.         OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following:

	As of December 31,
	2009	2008

Advance to suppliers	$555,781	$414,257
Prepaid expenses	-	99,000
Income tax receivable	-	195,549
Other receivables	1,177,914	5,269,597

Other receivables and prepayments	$1,733,695	$5,978,403

9.          PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	As of December 31,
	2009	2008

Buildings	$13,662,321	$9,122,488
Plant and machinery	1,913,019	1,854,960
Office equipments	49,404	32,135
Motor vehicles	507,579	465,939
Electronic equipment	350,451	239,309
Construction in progress	-	4,263,517
	16,482,774	15,978,348

Less: accumulated depreciation	(2,707,220)	(2,239,468)

Property, plant and equipment, net	$13,775,554	$13,738,880

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.         LAND USE RIGHTS

Intangible assets consisted of the following:

	As of December 31,
	2009	2008

Land use rights, at cost	$1,758,200	$1,827,990
Less: accumulated amortization	(166,060)	(118,806)

Land use rights, net	$1,592,140	$1,709,184

Amortization expense for the years ended December 31, 2009 and 2008 was $55,164 and $61,729, respectively.

11.       OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2009	2008

Salary payable	$521,951	$506,936
Accrued expenses	226,430	715,257
Customer deposits	4,488,561	4,458,943
Other payables	2,551,978	2,008,304
Warranty provision	1,016,549	1,136,809
Current of investment payable(1)	1,171,709	1,171,978
	$9,977,178	$9,998,227

(1) Represents liability in connection with the acquisition of Tianjin Huaneng, see Note 4.

12.       LONG-TERM LIABILITIES

	As of December 31,
	2009	2008

Loan payable relating to acquisition of Tianjin Huaneng	$1,328,119	$1,458,461
Less: current portion	1,171,709	1,171,978

	156,410	286,483

The balance of Long-term liability as of December 31, 2009 is $156,410(RMB1,068,000), which will be paid in 2011 about the third installment of acquisition the minority interest of Tianjin.

13.	LOAN PAYABLE EMPLOYEE

Loan payable – employee consist of loans from employees of TianJin HuaNeng which bear interest rate at 10% per year and have no fixed maturity date.

14.       STOCK HOLDERS’ EQUITY

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock

On February 29, 2008, the Company completed a private placement of 4,691,499 shares of common stock for an aggregate sales price of approximately $11,300,000. The Company received $9,995,156 as net proceeds from this financing.

During the year ended December 31, 2008, the Company issued 1,400,628 shares of common stock as part of the conversion of Series A Preferred Stock.

During the year ended December 31, 2008, certain investors exercised their warrants to purchase an aggregate of 75,000 shares of common stock totaling $107,500.

During the year ended December 31, 2008, the Company granted 7,304 shares of common stock to a former Board member in exchange for services. The shares were valued at $2.08 per share or an aggregate total of $15,192.

During the year ended December 31, 2008, the Company issued 1,429,729 shares of common stock for the acquisition of SZPSP.

During the year ended December 31, 2009, 373,566 shares of preferred stock were converted to the same number of shares of common stock

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

The Company valued the warrants at US$1.155 per warrant, or $541,695 in aggregate, which were recorded as offering costs which offset additional paid-in capital in the accompanying consolidated financial statements for the twelve months ended December 31, 2008.

The Company issued warrants (the "Warrant") in connection with acquisition on October 27, 2008. The Warrant authorizes the holders to purchase 1,000,000 shares of its common stock at a fixed price ($1.10 per share), for a five-year period. These warrants are immediately exercisable. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model. In calculating the fair value of the warrants, management used the closing price of the common stock on October 27, 2008, of $1.10 per share, plus the following assumptions:

Risk free interest rate (%)	1.15%
Dividend yield (%)	0.00%
Expected life of warrant grants (years)	5 years
Expected volatility of warrant grants (%)	98.26%

The Company valued the warrants at US$0.77 per warrant, or $766,038 in aggregate, which were recorded as investment cost which offset additional paid-in capital in the accompanying consolidated financial statements for the twelve months ended December 31, 2008.

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2009:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term
Outstanding and Exercisable at January 1, 2008	5,555,559	$2.73	3.76 years
Granted	1,611,123	1.74	4.75 years
Exercised	(75,000)	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and Exercisable at December 31, 2008	7,091,682	$2.76	3.53 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	469,150	-	-
Expired	-	-	-
Outstanding and Exercisable at December 31, 2009	6,622,532	$2.48	2.25 years

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

On July 28, 2008, the Company incurred liquidated damages equal to $112,596 which represents 1% of $11,259,587 (the aggregate of investment amount by the investors) due to the fact that the Company failed to have the registration statement declared effective on or prior to that date. The agreement called for the liquidated damages to continue to accrue with respect to all investors at the monthly rate of 1% and pro rated for partial months. The registration statement did not go effective until December 17, 2008. Accordingly, as of December 17, 2008, the Company had incurred $523,026 in liquidated damages for failing to have the registration statement declared effective by July 28, 2008. Due to the fact that the resale restriction period removed in 6 months from the purchase of shares and this overlaps the penalty period, it has been determined that the penalty period of damages ended after one month, since the investors’ damage ceased after the resale restriction had been removed, and were subsequently determined to aggregate the original $112,596. Accordingly the company reversed the overaccrued amount of approximately $410,000 during the year ended December 31, 2009 which amount is classified as other income in the accompanying consolidated statement of operations.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       INCOME TAXES

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

United States of America

China Solar was incorporated in the State of Nevada and is subject to the tax laws of United States of America. As of December 31, 2009, the operation in the United States of America had $760,320 of net operating profit available for federal tax purposes, which are available to offset prior taxable loss.

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

On November 4, 2008, Tianjin Huaneng was classified as an Advanced Technology Enterprise in the PRC, and then the CIT is reduced to 15% for the years of 2008, 2009 and 2010.

On July 25, 2006, SZPSP was classified as an Advanced Technology Enterprise in the PRC. The Company is exempted from CIT for the first two profit making years and then the CIT is reduced to 15% in the following three years. On July 6, 2009, Deli-Solar (Beijing), entered into the Termination Agreement with SZPSP's shareholders. From April 1, 2008 up to March 31, 2009 shares of SZPSP were held by Deli-Solar (Beijing) and we accounted for SZPSP as a wholly-owned subsidiary. As of March 31, 2009, the operation in SZPSP incurred $461,641 of net operating losses.

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

The provisions for income taxes are summarized as follows:

	As of December 31,
	2009	2008

Current	$344,059	$193,418
Deferred	(66,621)	-

	$277,438	$193,418

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008

Deferred tax assets:
Inventory markdown	$20,978	$36,961
Bad debt expense	240,426	142,135
Deferred revenue	152,482	170,521
Accrued insurance not paid	174,130	160,508
Net loss carry forward	160,132	-
Gross deferred tax assets	748,148	510,125
Valuation allowance	(160,132)	(510,125)
Total deferred tax assets	588,016	-

Deferred tax liabilities:
Other	-	(15,779)
Total deferred tax assets	$-	$(15,779)

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.        NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year less number of warrants issued during the year in note 10.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2009 and 2008:

	2009	2008

Basic and diluted net income per share calculation

Numerator:
Net income from continuing operations	$933,982	$(5,810,446)
Net (loss) income from discontinued operation	(512,390)	307,276
Gain on sales of discontinued operation	652,753
	1,074,345	(5,503,170)
Denominator: - Weighted average ordinary shares outstanding	15,815,125	12,158,482

For the year ended December 31, 2009 and 2008, warrants have been excluded from the diluted earnings per share calculation as they are anti dilutive.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.       SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)        Business information

The Company has three reportable segments namely Solar Heater/Biomass Stove/Boiler related products, Heat pipe related products, Building integrated energy-saving projects for the years ended December 31, 2009 and 2008.

An analysis of the Company’s revenue and total assets are as follows:

	Year ended of December,31
	2009	2008
Revenue:
Solar Heater/Biomass Stove/Boiler related products andother	$5,561,891	$26,635,576
Heat Pipe related products	20,486,387	14,880,477
Building integrated energy-saving projects	267,393	-
	$26,315,671	$41,516,053

	Year ended of December,31
	2009	2008
Gross profit:
Solar Heater/Biomass Stove/Boiler related products	$1,269,879	$4,945,388
Heat Pipe related products	6,069,823	2,033,304
Building integrated energy-saving projects	113,017	-
	$7,452,719	$6,978,692

	As of December,31
	2009	2008
Total assets:
Solar Heater/Biomass Stove/Boiler related products	$17,075,566	$12,795,964
Heat Pipe related products	17,210,210	14,756,478
Building integrated energy-saving projects	1,774,920	-
Discontinued operation	-	8,972,481
Administration	5,004,499	9,973,285
	$41,065,195	$46,498,208

Total goodwill:
Solar Heater/Biomass Stove/Boiler related products	$-	$-
Heat Pipe related products	1,967,153	1,705,430
Energy-saving projects	-	635,082
	$1,967,153	$2,340,512

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)        Geographic information

The Company operates in the PRC and all of the company’s long lived assets are located in the PRC.   In respect of geographical segment reporting, sales are based on the country in which the customer is located and total assets and capital expenditure are based on the country where the assets are located.

The Company’s operations are located in PRC, which is the main geographical area. The Company’s revenue, gross profit from continuing operation and total assets by geographical market are analyzed as follows:

	Year ended of December,31
	2009	2008
Revenue:
PRC	$25,840,921	$28,631,977
Others	474,750	12,884,076

	$26,315,671	$41,516,053

	Year ended of December,31
	2009	2008
Gross profit:
PRC	$7,127,693	$4,741,925
Others	325,026	2,236,767

	$7,452,719	$6,978,692

	As of December,31
	2009	2008
Total assets:
PRC	$37,720,553	$40,331,385
Others	3,344,642	6,166,823

	$41,065,195	$46,498,208

18.       CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries, Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing) and Tianjin Huaneng are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $602,541 and $603,996 for the years ended December 31, 2009 and 2008, respectively.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.       CONCENTRATION OF RISK

(a)        Major customer

Approximately 13% and 1% of the Company’s sales were to one customer during the year ended December 31,2009 and 2008, respectively. Approximately $164,426 and $0 was due from the customer at December 31, 2009 and 2008, respectively.

(b)        Major vendors

Approximately 30% and 55% of the Company’s purchase were from one vendor during the year ended December 31,2009 and 2008. Approximately $366,358 and $437,756 was owed to the vendor at December 31, 2009 and 2008, respectively.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.       COMMITMENTS AND CONTINGENCIES

(a)        Operating lease commitment

The Company leases buildings under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2010	$165,297
2011	147,967
2012	113,416
2013	67,284
2014	18,845

Remaining operating lease payments	151,808
Total future minimum operating lease payments	$664,617

For the years ended December 31, 2009 and 2008, rental expenses were $163,970 and$74,693, respectively.

21.       SUBSEQUENT EVENTS

The Company evaluated subsequent events through April 15, 2010, the date the financial statements were released.  No reportable or disclosure transactions occurred through that date.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.       RESTATEMENT ON CONSOLIDATED FINANCIAL STATEMENTS

On March 29, 2009, we concluded that the financial statements included in the Form 10-K for the period ended December 31, 2008 and the financial statements included in Form 10Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 should be restated

The following are the reasons the restatement is required.

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

The following is a summary of the effects of the restatement on the company’s consolidated financial statements.

	As of December 31,2008
	as previously reported	as restated

ASSETS
Accounts receivable, net	$7,284,255	$6,040,065
Inventories	6,950,844	8,285,521
Total current assets	24,667,249	24,757,736
Property, plant and equipment, net	15,366,009	15,149,198
Goodwill	2,284,903	2,340,512
Total assets	46,568,923	46,498,2083

	As of December 31,2008
	as previously reported	as restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income tax payables	2,236,298	1,818,488
Other payables and accrued liabilities	8,386,698	11,900,000
Total current liabilities	15,924,345	18,309,837
Long-term debt	-	286,483
Minority interests	1,704,248	194,542

Stockholders’ equity:
Additional paid-in capital	22,966,404	23,073,258
Retained earnings	3,365,788	2,025,950
Total stockholders’ equity	28,924,551	27,691,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,568,923	$46,498,208

	Year Ended December 31,2008
	as previously reported	as restated
Revenue, net	$53,683,651	$51,498,996
Cost of revenue	44,363,787	43,302,160
Gross profit	9,319,863	8,196,836
Depreciation and amortization	955,443	1,172,253
Total operating expenses	9,077,912	9,294,723
Income from operations	241,951	(1,097,887))
Income before income taxes	(3,151,022)	(4,490,860)
Net income	(4,163,332)	(5,503,170)
Net income available to common stockholders	$(4,163,332)	$(5,503,170)
Net income per share – basic	$(0.34)	$(0.45)
Net income per share – diluted	$(0. 34)	$(0.45)

3) Exhibits

Exhibits No.	Description of Exhibits
3.1	Certificate of Incorporation.(1)

3.2-1	Bylaws.(2)

3.2-2	Amendment to Bylaws dated October 17, 2005(3)

3.2-3	Articles of Merger of Du Solar, Inc. into the Company(10)

4.1	Common Stock Specimen(4)

4.2	Form of Warrant(1)

4.3	Certificate of Designation as filed with the Secretary of State of Nevada on June 12 , 2007(8)

4.4	Series A Preferred Stock Specimen(8)

4.5	Form of Class A Warrant(8)

4.6	Form of Class B Warrant(8)

4.7	Form of Placement Agent Warrant(13)

5.1	Legal Opinion of DLA Piper Hong Kong re legality of the common stock being registered.

10.1	Stock Contribution Agreement, dated March 28, 2005, entered into by and between the Company and Deli Du(5)

10.2	Stock Purchase Agreement, dated March 30, 2005, by and among Deli Du, Halter Capital Corporation, and the Company(5)

10.3	Form of Unit Purchase Agreement(1)

10.4	Form of Engagement Agreement(1)

10.5	Form of Lock Up Agreement between the Company and the members of the Financial Advisor Group(1)

10.6	Land Purchase Agreement by and between Deli Solar (Bazhou) and Deli Du (English Translation)(4)

10.7	Stock Purchase Agreement by and between Deli Solar (Bazhou) and Ailiyang Shareholders(6).

10.8	Land Use Rights Purchase Agreement by and between Deli Solar (Bazhou) and the Governance Commission of Beijiahe Village Chaheji County Bazhou City dated March 16, 2006 (English Translation)(7)

10.9	Securities Purchase Agreement dated June 13, 2007 by and among the Company, Barron Partners LP and the other investors named therein(8)

10.10	Registration Rights Agreement dated June 13, 2007 by and among the Company, Barron Partners LP and the other investors named(8)

10.11	Stock Escrow Agreement dated June 13, 2007 by and between the Company and Tri-State Title & Escrow, LLC, as escrow agent(8)

10.12	Closing Escrow Agreement dated June 13, 2007 by and between the Company and Barron Partners, L.P., and the other investors named therein and Tri-State Title & Escrow, LLC, as escrow agent(8)

10.13	Investor Relations Consulting Agreement dated July 23, 2007 between the Company and Hayden Communications International, Inc.(9)

10.14	Securities Purchase Agreement dated as of February 25, 2008 by and among the Company and the investors named therein(10)

10.15	Registration Rights Agreement dated as of February 25, 2008 by and among the Company and the investors named therein(10)

10.16	Make Good Escrow Agreement dated as of February 25, 2008 by and between the Company, the investors named therein, Roth Capital Partners, LLC and Tri-State Title & Escrow, LLC, as escrow agent,(10)

10.17	Escrow Agreement dated as of February 25, 2008 by and between the Company, Roth Capital Partners, LLC and Tri-State Title & Escrow, LLC, as escrow agent(10)

10.18	Waiver and Consent dated as of February 25, 2008.(10)

10.19	Equity Purchase Agreement, between Deli Solar (Beijing) Technology Development Co. Ltd. and Shenzhen PengSangPu Solar Industrial Products Corporation, dated as of January 9, 2008.(15)

10.20
Complementary Agreement to the Equity Purchase Agreement, between Deli Solar (Beijing) Technology Development Co. Ltd. and Shenzhen Peng Sang Pu Solar Industrial Products Corporation, dated as of January 9, 2008.(15)

10.21
Supplementary Agreement to the Equity Purchase Agreement, by and among, Deli Solar (Beijing) Technology Development Co. Ltd., Shenzhen PengSangPu Solar Industrial Products Corporation and its shareholders named therein, dated as of March 25, 2008.(16)

10.22	Equity Interest Purchase Agreement, between Deli Solar (Beijing) Technology Development Co. Ltd. and Tianjin Huaneng Group Energy Equipment Co., Ltd., dated as of October 27, 2008.(17)

10.23
Termination Agreement to the Equity Purchase Agreement, Complementary Agreement and Supplementary Agreement, by and among Deli Solar (Beijing) Technology Co. Ltd. and the SZPSP shareholders, dated July 6, 2009.(18)

14	Code of Ethics.(11)

21.1	List of subsidiaries.(12)

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on November 2, 2005.

(2)	Incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC in August 2003.

(3)	Incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on March 26, 2001.

(4)	Incorporated herein by reference to the Registration Statement Amendment No. 1 on Form SB-2 filed with the SEC on February 6, 2006.

(5)	Incorporated herein by reference to Schedule 13D filed by the Company on April 18, 2005.

(6)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on November 28, 2005.

(7)	Incorporated herein by reference to the Registration Statement Amendment No. 2 on Form SB-2 filed with the SEC on May 22, 2006.

(8)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on June 19, 2007.

(9)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form SB-2 filed with the SEC on January 1, 2008..

(10)	Incorporated herein by reference to our Current Report on Form 8-K filed by the Company with the SEC on March 3, 2008.

(11)	Incorporated herein by reference to our Annual Report on Form 10-KSB/A for the fiscal year edned December 21, 2006 filed by the company with the SEC on April 11, 2007.

(12)	Incorporated herein by reference to the Annual Report on Form 10-KSB filed by the Company on April 10, 2008.

(13)	Incorporated herein by reference to the Registration Statement on Form S-1 filed by the Company on April 14, 2008.

(14)	Incorporated herein by reference to Amendment No. 1 the Registration Statement on Form S-1 filed by the Company on June 25, 2008.

(15)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on August 27, 2008.

(15)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the SEC on January 15, 2008.

(16)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the SEC on April 1, 2008.

(17)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the SEC on October 31, 2008.

(18)	Incorporated herein by reference to the Current Report to Amendment No. 1 on Form 8-K filed by the Company with the SEC on July 15, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

Date: April 15, 2010	By:	/s/ Deli Du
Deli Du
Chief Executive Officer, President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Deli Du	April 15, 2010
Deli Du,
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Yinan Zhao	April 15, 2010
Yinan Zhao
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Zhaolin Ding	April 15, 2010
Zhaolin Ding
Director

/s/ Zhenhang Jia	April 15, 2010
Zhenhang Jia
Director

/s/ Joseph J. Levinson	April 15, 2010
Joseph J. Levinson
Director