Form 10-Q/A
period 2009-03-31
China Solar & Clean Energy Solutions, Inc.
filed 2010-05-04
CIK 717588

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

TABLE OF CONTENTS

INDEX

Page
PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed consolidated balance sheets, March 31, 2009 (unaudited) and December 31, 2008	3
Condensed consolidated statements of operations, for the three months ended March 31, 2009 and 2008 (unaudited)	4
Condensed consolidated statements of stockholders' equity and comprehensive income, for the year ended December 31, 2008 and for the three months ended March 31, 2009 (unaudited)	5
Condensed consolidated statements of cash flows, for the three months ended March 31, 2009 and 2008 (unaudited)	6
Notes to condensed consolidated financial statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

PART 2 - OTHER INFORMATION

Item 6. Exhibits	22

Signatures	23

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

Item 1.   Financial Statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Currency expressed in US Dollars)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,361,842	$2,404,996
Investment, at fair value	95,086	-
Accounts receivable, net	5,174,548	6,040,065
Inventories	9,748,645	8,285,521
Other receivables and prepayments	6,706,201	7,870,575
Lease receivables, current	156,199	156,579
Total current assets	23,242,521	24,757,736

Property and equipment, net	15,089,472	15,149,198
Goodwill	2,340,512	2,340,512
Other intangible assets, net	3,536,044	3,596,184
Lease receivables, non current	684,528	654,578
TOTAL ASSETS	$44,893,077	$46,498,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, net	$4,696,729	$5,301,349
Tax payable	1,543,770	1,818,488
Other payables and accrued liabilities	11,617,232	11,190,000
Total current liabilities	17,857,731	18,309,837

Long-term liabilities:
Deferred tax liabilities	15,779	15,779
Long-term debt	286,483	286,483
Total liabilities	18,159,993	18,612,099

Minority interests	204,098	194,542

Stockholders’ equity:
Convertible preferred stock: par value $0.001, 25,000,000 shares authorized, 373,566 (unaudited) and 373,566 shares issued and outstanding, respectively	373	373
Common stock, $0.001 par value, 66,666,667 shares authorized, 13,799,450 (unaudited) and 13,799,450 shares issued and outstanding, respectively	13,799	13,799
Additional paid-in capital	23,073,258	23,073,258
Accumulated other comprehensive loss	1,681,724	1,615,081
Retained earnings	796,726	2,025,950
Profit earning reserves	963,106	963,106
Total stockholders’ equity	26,528,986	27,691,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,893,077	$46,498,208

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Currency expressed in US Dollars)
(Unaudited)

	For the three months ended March 31,
	2009	2008
Revenue, net	$4,733,164	$8,300,076
Cost of revenue	3,818,027	5,845,016
Gross profit	915,137	2,455,060

Operating expenses
Depreciation and amortization	304,988	149,167
Selling and distribution	545,899	502,563
General and administrative	1,266,344	601,653
Total operating expenses	2,117,231	1,253,383

Other income (expenses):
Other income	38,807	41,090
Interest income	37,532	-
Other expense	(9,431)	-
Interest expense	(47,159)	(33,838)
Total other income	19,749	7,252

Income before income taxes and minority interest	(1,182,345)	1,208,929
Income tax expenses	36,873	346,263
Minority interest	10,006	473,015

NET INCOME/(LOSS)	$(1,229,224)	$389,651

NET INCOME/(LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(1,229,224)	$389,651

Net income/(loss) per share - Basic	$(0.08)	$0.05
Net income/(loss) per share - Diluted	$(0.08)	$0.03

Weighted average shares outstanding - Basic	13,799,450	8,009,713
Weighted average shares outstanding - Diluted	13,799,450	15,284,770

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in US Dollars)

	Preferred stock		Common stock		Additional	Accumulated other			Total
	No. of	Par	No. of	Par	paid-in	comprehensive	Retained	Earnings	stockholders ’
	shares	value	shares	value	capital	income	earnings	reserve	equity
Balance , December 31, 2008	373,566	$373	13,799,450	$13,799	$23,073,258	$1,615,081	$2,025,950	$963,106	$27,691,567
Comprehensive income:
Net loss							(1,229,224)		(1,229,224)
Foreign currency translation adjustment						66 , 643			66 , 643
Balance , March 31, 2009	373,566	$373	13,799,450	$13,799	$23,073,258	$1,681,724	$796,726	$963,106	$26,528,986

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

	March 31, 2009	December 31, 2008
Accounts receivable, cost	$6,019,421	$6,885,099
Less: Allowance for doubtful accounts	(844,873)	(845,034)
Accounts receivable, net	$5,174,548	$6,040,065

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 4 - BALANCE SHEET COMPONENTS, continued

Inventories consisted of the following:
	March 31, 2009	December 31, 2008
Raw materials	$1,961,283	$1,443,266
Work-in-process	2,560,455	21,269
Finished goods	5,188,362	6,816,666
Consumable	38,545	4,320
Total inventory	$9,748,645	$8,285,521

Other receivables and prepayments consisted of the following:
	March 31, 2009	December 31, 2008
Advance to suppliers	$1,710,354	$1,389,998
Notes receivable	-	727,175
Prepaid expenses	164,429	159,089
Income tax receivable	-	195,549
Other receivable	4,831,418	5,398,764
Other receivables and prepayments	$6,706,201	$7,870,575

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in US Dollars)
(Unaudited)

NOTE 7 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

During the three months ended March 31, 2009, the Company had primarily four reportable segments, (i) solar heater/boiler related products, (ii) heat pipe related products and (iii) energy-saving projects, (iv) solar heat collector and others, under the management of Bazhou Deli Solar, Tianjin Huaneng, and Shenzhne Pengsangpu, respectively.

During the three months ended March 31, 2008, the Company had primarily two reportable segments, (i) solar heater/boiler related products and (ii) heat pipe related products.

The Company’s revenue, gross profit and total assets by reportable segment for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008
Revenue:
Solar water heaters/boilers & space heaters	$1,547,847	$2,829,815
Heat-pipe related products and equipment	2,106,541	5,470,261
Energy-saving projects	369,105	-
Solar heat collector and others	709,671	-
	$4,733,164	$8,300,076

Gross profit:
Solar water heaters/boilers & space heaters	$328,312	$574,893
Heat-pipe related products and equipment	557,518	1,880,167
Energy-saving projects	10,027	-
Solar heat collector and others	19,280	-
	$915,137	$2,455,060

Total assets:
Solar water heaters/boilers & space heaters	$14,165,584	$12,795,964
Heat-pipe related products and equipment	13,650,457	14,360,410
Energy-saving projects	2,333,218	7,916,717
Solar heat collector and others	4,486,035	2,409,562
All other	10,257,783	9,015,555
	$44,893,077	$46,498,208

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

The Company’s operations are located in PRC, which is the main geographical area. The Company’s revenue, gross profit and total assets by geographical market for the three months ended March 31, 2009 and 2008 are analyzed as follows:

	March 31, 2009	March 31, 2008
Revenue:
PRC	$4,586,613	$7,320,833
Other markets	146,551	979,243
	$4,733,164	$8,300,076

Gross profit:
PRC	$886,662	$2,165,363
Other markets	28,475	289,697
	$915,137	$2,455,060

Total assets:
PRC	$40,473,231	$40,331,385
Other markets	4,419,846	6,166,823
	$44,893,077	$46,498,208

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

NOTE 11- RESTATEMENT ON CONSOLIDATED FINANCIAL STATEMENTS

In April 14, 2010, we file an amendment of 10K of 2008, the following are the reasons the restatement is required.

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

The following is a summary of the effects of the restatement on the balance sheet as of December 31, 2008.

	As of December 31, 2008
	as previously reported	as restated

ASSETS
Accounts receivable, net	$7,284,255	$6,040,065
Inventories	6,950,844	8,285,521
Total current assets	24,667,249	24,757,736
Property, plant and equipment, net	15,366,009	15,149,198
Goodwill	2,284,903	2,340,512
Total assets	$46,568,923	$46,498,2083

	As of December 31, 2008
	as previously reported	as restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income tax payables	$2,236,298	$1,818,488
Other payables and accrued liabilities	8,386,698	11,900,000
Total current liabilities	15,924,345	18,309,837
Long-term debt	-	286,483
Total liabilities	15,940,124	18,612,099
Minority interests	1,704,248	194,542

Stockholders’ equity:
Additional paid-in capital	22,966,404	23,073,258
Retained earnings	3,365,788	2,025,950
Total stockholders’ equity	28,924,551	27,691,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,568,923	$46,498,208

The following is a summary of the effects of the restatement on the 10Q for the three months ended March 31, 2009.

	As of March 31, 2009
	as previously reported	as restated

ASSETS
Accounts receivable, net	$6,658,667	$5,174,548
Inventories	7,240,423	9,748,645
Total current assets	22,218,418	23,242,521
Property, plant and equipment, net	15,306,283	15,089,472
Goodwill	2,284,903	2,340,512
Total assets	$44,030,176	$44,893,077

	As of March 31, 2009
	as previously reported	as restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income tax payables	$2,210,157	$1,543,770
Other payables and accrued liabilities	7,343,0611	11,617,232
Total current liabilities	14,249,947	17,857,731
Long-term debt	-	286,483
Total liabilities	14,265,726	18,159,993
Minority interests	1,713,804	204,098

Stockholders’ equity:
Additional paid-in capital	22,966,404	23,073,258
Retained earnings	2,425,240	796,726
Total stockholders’ equity	28,050,646	26,528,986

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,030,176	$44,893,077

	Three months ended March 31, 2009
	as previously reported	as restated
Revenue, net	$6,195,691	$4,733,164
Cost of revenue	4,991,878	3,818,027
Gross profit	1,203,813	915,137
Income before income taxes	(893,669)	(1,182,345)
Net income	(940,548)	(1,229,224)
Net income available to common stockholders	$(940,548)	$(1,229,224)
Net income per share – basic	$(0.07)	$(0.09)
Net income per share – diluted	$(0.07)	$(0.09)

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

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Sales Revenues

An analysis of the Company’s revenues and gross profits for each segment is as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenue:
Solar water heaters/boilers & space heaters	$1,547,847	$2,829,815
Heat-pipe related products and equipment	2,106,541	5,470,261
Energy-saving projects	369,105	-
Solar heat collector and others	709,671	-
	$4,733,164	$8,300,076

Overall: Sales revenues for the three months ended March 31, 2009 were $4,733,164 as compared to $8,300,076 for the same period last year, a decrease of $3,566,912 or 43% compared to the same period in 2008. The decrease in sales was primarily attributable to a weakening economy. Sales for industrial enterprises in China are usually slow for the first quarter due to the long holiday season around Chinese Lunar New Year. We expect sales revenue to increase during the rest of the year with the completion of pending projects in the first quarter and collection of the account receivables corresponding to these projects.

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

Heat Pipe Related Products and Equipment: Sales revenues for the three months ended March 31, 2009 were $2,106,541 compared to $5,470,261 for the same period last year, a decrease of $3,363,720 or 61.5%. The decrease in sales of heat pipe related products and equipments were a result of slowdown in demand amid economic downturn. The average selling price decreased as a result of increased competition. We expect an increase in sales of heat pipe related products and equipments in the second half due to traditional seasonal increased market demand for boiler related products as winter approaches and as a result of aggressive investment in infrastructure construction as part of its stimulus initiative by the Chinese government to revive the economy. This potential increase in sales will be negatively affected by the continuing price competition for the rest of 2009.

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

Gross Profit

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Revenue:
Solar water heaters/boilers & space heaters	$328,312	$574,893
Heat-pipe related products and equipment	557,518	1,880,167
Energy-saving projects	10,027	-
Solar heat collector and others	19,280	-
	$915,137	$2,455,060

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

Heat Pipe Related Products and Equipments: Gross profit margin for the three months ended March 31, 2009 was approximately 26%, a decrease of 8% from the corresponding period last year. The decrease in gross profit margin was to the lower average product sales price as a result of increased competition for these products.

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

General and administrative expenses were $1,266,344 and $601,653, or approximately 26.8% and 7.2% of sales, for the three months ended March 31, 2009 and 2008, respectively. The net increase of $664,691 was mainly due to the acquisition of SZPSP.

Net Income

Net income (loss) was ($1,229,224) for the three months ended March 31, 2009, compared to $389,651 in the same period last year, a decrease of $1,618,875 or approximately 415.5%. The net loss was due to slowdown in sales amid a weakening economy and price competition among the peer companies.

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

Accounts Receivable

During the three months ended March 31, 2009, account receivable decreased to $5,174,548 from $6,040,065 as of December 31, 2008, primarily due to collection positively. We evaluate the need for an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the allowances for doubtful accounts during the three months ended March 31, 2009 were none.

Inventory

Inventories as of March 31, 2009 increased to $9,748,645 from $8,285,521 as of December 31, 2008 principally because of an increase in inventories of finished goods by Tianjin Huaneng. The inventory mainly consists of finished goods waiting for transportation or installation.

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

Other Payables and Accrued Liabilities

Other payables and accrued liabilities as of March 31, 2009 increased to $11,617,232 from $11,190,000 as of December 31, 2008, primarily due to the increase of deposit of contract.

PART II — OTHER INFORMATION

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

China Solar & Clean Energy Solutions, Inc.

May 4, 2010	By:	/s/ Deli Du
Deli Du Chief Executive Officer and President (Principal Executive Officer)

May 4, 2010	By:	/s/ Yinan Zhao
Yinan Zhao Acting Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.