Form 10-Q
period 2010-03-31
China Solar & Clean Energy Solutions, Inc.
filed 2010-05-14
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
☐ Yes ☒ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding as at May 12, 2010 was 15,233,652.

TABLE OF CONTENTS

INDEX

Item 1.  Financial Statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31,2010	As of December 31,2009

ASSETS
Current assets:
Cash and cash equivalents	$3,438,258	$4,980,717
Accounts receivable, net	6,448,108	8,067,944
Inventories	6,416,927	4,547,170
Other receivables and prepayments	3,151,989	1,733,695
Deferred tax assets	588,016	588,016
Total current assets	20,043,298	19,917,542

Property and equipment, net	13,709,943	13,775,554
Goodwill	1,967,545	1,967,153
Land use rights	1,583,578	1,592,140
Investment in Trueframe International Limited	3,812,972	3,812,806
TOTAL ASSETS	$41,117,336	$41,065,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,979,026	$1,601,002
Taxes payable	998,937	1,278,974
Other payables and accrued liabilities	10,211,109	9,977,178
Loan payable-employee	1,304,799	1,266,747
Total current liabilities	14,493,871	14,123,901

Long-term liabilities:
Deferred tax liabilities	-	-
Long-term liabilities	156,410	156,410
Total liabilities	14,650,281	14,280,311

Stockholders’ equity
Common stock, $0.001 par value, 66,666,667 shares authorized, 15,233,652 and 15,233,652 shares issued and outstanding, respectively	15,233	15,233
Additional paid-in capital	22,611,909	22,611,909
Accumulated other comprehensive income	697,848	693,016
Retained earnings	2,772,634	3,100,294
Profit earning reserves	-	-
Total stockholders’ equity-China Solar	26,097,624	26,420,452
Non-controlling interest in subsidiary	369,431	364,432
Total Stockholder’s Equity	26,467,055	26,784,884
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,117,336	$41,065,195

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED   STATEMENTS OF INCOME

	Three months ended March 31,
	2010	2009
		（restated）
Revenue, net	$3,896,414	$3,653,794

Cost of revenue	2,735,004	2,767,980

Gross profit	1,161,410	885,814

Operating expenses:
Depreciation and amortization	122,513	88,621
Selling and distribution	627,069	559,485
General and administrative	596,661	899,626

Total operating expenses	1,346,243	1,547,732

Income(Loss) from operations	(184,833)	(661,918)
Other income (expenses):
Other income(expenses)	(104)	27,847
Interest income	628	5
Interest expense	(72,175)	(47,159)
Total other income (expenses)	(71,651)	(19,307)

Income(Loss) From Continuing Operations Before Income Taxes	(256,484)	(681,225)

Income tax expense	66,177	25,603

Income(Loss) From Continuing Operations	(322,661)	(706,828)

Income(Loss) From Discontinued Operation (net of tax)	-	(512,390)

Net Income(Loss)	(322,661)	(1,219,218)
Less: Net Income Attributable To Non-controlling Interest	4,999	10,006
Net Income(Loss) Attributable To China Solar Shareholders	$(327,660)	$(1,229,224)

Basic Earning Per Share
Continuing operations	$(0.02)	$(0.04)
Discontinued operation	-	(0.03)
	$(0.02)	$(0.07)
Weighted average shares outstanding – basic and diluted	15,815,125	16,125,984

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net cash provided by operating activities	$(1,433,190)	$(366,734)
Net effect of discontinued operation		(462,855)
	(1,433,190)	(829,589)
Cash flows from investing activities:
Purchase of property, plant and equipment	(110,255)	(185,122)
Net effect of discontinued operation		(95,086)
Net cash provided by investing activities	(110,255)	(280,208)

Effect of exchange rate on cash	986	66,643

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,542,459)	(1,043,154)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,980,717	2,404,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,438,258	$1,361,842

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$95,658	$63,014
Cash paid for interest expense	$72,535	$47,159

See accompanying notes to condensed consolidated financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional	Accumulated other			Non-controlling	Total
	No. of shares	Par value	No. of shares	Par value	paid-in Capital	comprehensive income	Retained Earnings	Earnings reserve	interest in subsidiary	stockholders’ equity
Balance as of January 1, 2009	373,566	373	13,799,450	13,799	23,073,258	1,615,082	2,025,949	963,106	194,542	27,886,109
Disposal subsidiary					(460,288)			(963,106)		(1,423,394)
Preferred share converted	(373,566)	(373)	373,566	373						-
Net income							1,074,345		131,636	1,205,981
Foreign currency translation adjustment						(922,066)				(922,066)
Appropriation of dividents									(12,986)	(12,986)
Appropriation of statutory surplus reserves										-
Capital contribution from non-controlling shareholder									51,240	51,240
Cancellaction common stock			(939,364)	(939)	939					-
Shares released and to be released from escrow			2,000,000	2,000	(2,000)					-
Balance as of December 31, 2009	-	$-	15,233,652	$15,233	$22,611,909	$693,016	$3,100,294	$-	$364,432	$26,784,884
Net income							(327,660)		4,999	(322,661)
Foreign currency translation adjustment						4,832				4,832
Balance as of March 31, 2010	-	$-	15,233,652	$15,233	$22,611,909	$697,848	$2,772,634	$-	$369,431	$26,467,055

See accompanying notes to condensed consolidated financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2010 or for any future period.

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

On August 1, 2004, Deli Solar (BVI) purchased Bazhou Deli Solar Energy Heating Co., Ltd. (“Deli Solar (Bazhou)”), a corporation duly organized under the laws of the People’s Republic of China (“PRC”). As a result of this transaction, Deli Solar (Bazhou) became a wholly-foreign owned enterprise (“WFOE”) under PRC law on March 30, 2005. This acquisition was accounted for as a transfer of entities under common control.

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

Deli Solar (Beijing) ownes 91.82% of Tianjin Huaneng Energy Equipment Company (“Tianjin Huaneng”), which manufactures energy saving boilers and environmental protection equipment for industrial customers.

On April 1, 2008, Beijing Deli Solar Technology Development Co., Ltd (“Deli Solar (Beijing)”) acquired 100% of Shenzhen Pengsangpu Solar Industrial Products Corporation (“SZPSP”), which is engaged in the re-sale of energy-saving related heating products such as heat pipes, heat exchangers, pressure water boilers, solar energy heaters and radiators. On July 6, 2009, Deli Solar (Beijing) entered into a termination agreement (the "Termination Agreement") with the three shareholders of SZPSP. The Termination Agreement terminates the equity purchase and complementary agreements. We accounted for SZPSP as a wholly-owned subsidiary from March 31, 2008 until March 31, 2009.

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
In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements,” which clarifies certain existing evaluation and disclosure requirements in ASC 855 “Subsequent Events” related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial Statements are issued and are effective immediately. The new guidance does not have an effect on the Company’s consolidated results of operations and financial condition.
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

NOTE 4-INVESTMENT IN TRUEFRAME INTERNATIONAL LTD.

Trueframe International Limited

In October, 2009 we acquired 28% of the outstanding equity of Truefame International Limited ("Truefame"), which is a holding company that owns 55.78 % of the outstanding common stock of AgriSolar Solutions, Inc. ("AGSO"), which holds Shengzhen Fuwaysun Technology Co., Ltd. ("Fuwaysun") for approximately $3,813,000. Fuwaysun is a PRC company primarily engaged in the development and production of solar pest killing lamps and transportable solar generators.

NOTE 5– BUSINESS DISPOSAL

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

The operations of SZPSP have been presented as discontinued operations in the accompanying financial statements from the date of acquisition to the date of disposition, for the appropriate periods.

As summary of the operations of SZPSP is follows:

March 31，2009

Revenues	$1,024,103
Income before provision for income taxes from discontinued operations	(501,120)
Income tax provision	11,270
Income(loss) from discontinued operation, net of tax	$(512,390)

NOTE 6 - BALANCE SHEET COMPONENTS

Accounts receivable, net

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on the aging of accounts receivable that management believes to be reasonable.

	March 31, 2010	December 31, 2009
	(Unaudited)

Accounts receivable, cost	$8,001,605	$9,621,122
Less : allowance for doubtful accounts	(1,553,497)	(1,553,178)

AAccounts receivable, net	$6,448,108	$8,067,944

Inventories:

	March 31, 2010	December 31, 2009
	(Unaudited)

Raw materials	$2,202,518	$1,186,188
Consumables	15,174	16,358
Work-in-process	1,399,537	57,357
Finished goods	2,799,698	3,287,267
Inventories	$6,416,927	$4,547,170

Other receivables and prepayments:

	March 31, 2010	December 31, 2009
	(Unaudited)

Advance to suppliers	$1,231,456	$555,781
Other receivables	1,920,533	1,177,914
Other receivables and prepayments(1)	$3,151,989	$1,733,695

(1) The amount includes the loan of RMB2, 000,000 for Xiongri. In 2006, we entered into a series of agreements with the three shareholders of Shenzhen Xiongri Solar Co., Ltd. (“Xiongri”) to purchase 60% of the entire equity interests of Xiongri for RMB2, 000,000. The three shareholders agreed to loan RMB2, 000,000 to Xiongri as working capital. We have not completed the transfer of the 60% equity interests. However，the parties came to consensus after negotiation on October 23, 2009 that the agreement shall be revoked and the three shareholders need to return RMB2, 000,000 in following two years after signed.

Other payables and accrued liabilities:

	March 31, 2010	December 31, 2009
	(Unaudited)

Customer deposit	$4,742,974	$4,488,561
Salary payable	425,057	521,951
Accrued expenses	220,846	226,430
Other payables	2,632,158	2,551,978
Warranty provision	1,016,757	1,016,549
Current portion of investment payable(1)	1,173,317	1,171,709
Totals	$10,211,109	$9,977,178

(1) Represents liability in connection with the acquisition of Tianjin Huaneng,

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

During the year ended December 31, 2009, 373,566 shares of preferred stock were converted to the same number of shares of common stock.
.
During the year ended December 31, 2009, 939,364 shares of common stock were cancelled due to termination with SZPSP.

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

Warrants for services

A summary of the status of the Company’s outstanding common stock warrants:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual
Outstanding and Exercisable at January 1, 2009	7,091,682	$2.76	3.53 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	469,150	-	-
Expired	-	-	-
Outstanding and Exercisable at December 31, 2009	6,622,532	$2.48	2.25 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	1,825,719	-	-
Outstanding and Exercisable at March 31, 2010	4,769,813	1.95	2.76 years

NOTE 8 - INCOME TAXES

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

NOTE 9 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

During the three months ended March 31, 2010, the Company had primarily three reportable segments, (i) Solar Heater/Biomass Stove/Boiler related products, (ii) Heat pipe related products and (iii) Building integrated energy-saving projects, under the management of Bazhou, Tianjin Huaneng, and Deli Solar (Beijing), respectively.

The Company’s revenue, gross profit and total assets by reportable segment are as follows:

	Three months ended of March 31,
	2010	2009
Revenue:
Solar Heater/Biomass Stove/Boiler related products	$745,411	$1,547,847
Heat pipe related products	3,151,003	2,105,947
Building integrated energy-saving projects	-	-
	$3,896,414	$3,653,794

Gross profit:
Solar Heater/Biomass Stove/Boiler related products	$109,721	$328,312
Heat pipe related products	1,051,689	557,502
Building integrated energy-saving projects	-	-
	$1,161,410	$885,814

	March 31,2010	December 31,2009
Total assets:
Solar Heater/Biomass Stove/Boiler related products	$16,799,273	$17,075,566
Heat pipe related products	17,152,612	17,210,210
Building integrated energy-saving projects	1,379,024	1,774,920
Administration	5,786,427	5,004,499
	$41,117,336	$41,065,195

 (b) Geographic information

The Company operates in the PRC and all of the Company’s long lived assets are located in the PRC. In respect of geographical segment reporting, sales are based on the country in which the customer is located and total assets and capital expenditure are based on the country where the assets are located.

The Company’s operations are located in PRC, which is the main geographical area. The Company’s revenue, gross profit and total assets by geographical market for the three months ended March 31, 2010 and 2009 are analyzed as follows:

	Three months ended of March 31,
	2010	2009
PRC	$3,325,501	$3,507,243
Other markets	570,913	146,551
	$3,896,414	$3,653,794

Gross profit:
PRC	$902,350	$857,339
Other markets	259,060	28,475
	$1,161,410	$885,814

	March 31, 2010	December 31,2009
Total assets:
PRC	$37,813,231	$36,645,349
Other markets	3,304,105	4,419,846
	$41,117,336	$41,065,195

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
NOTE 10 –NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2010 and 2009:

	Three months ended of March 31
	2010	2009

Basic and diluted net income per share calculation

Numerator:
Net income from continuing operations	$(327,660)	$(716,834)
Net (loss) income from discontinued operation	-	(512,390)
	$(327,660)	$(1,229,224)
Denominator: - Weighted average ordinary shares outstanding	15,815,125	16,125,984

NOTE 11 - SUBSEQUENT EVENT

The Company has evaluated subsequent events after the balance sheet date through the financial statements were issued , there are no subsequent events that are required to be recorded or disclosed in the accompanying interim financial statements.

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

The Company has three reportable segments: (i) Solar Heater/Biomass Stove/Boiler related products, (ii) Heat pipe related products and (iii) Building integrated energy-saving projects, under the management of Bazhou, Tianjin Huaneng, and Deli Solar (Beijing), respectively.

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

Deli Solar (Beijing) is principally engaged in building integrated energy-saving projects in major cities in the PRC, including Beijing.

Tianjin Huaneng manufactures heating products such as heating pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast boilers, heating filters, normal pressure water boilers, solar energy water heaters and radiators.

Approximately 19.1% of our net revenue for the three months ended March 31, 2010 was derived from sales of our solar heater/biomass stove/boiler related products and 80.9% from sales of our heat pipe related equipment/energy-saving projects, respectively. Approximately 85.4% and 14.6% of our net revenues for the three months ended March 31, 2010, were derived from sales made inside the PRC and outside the PRC, respectively.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Sales Revenue

	Three months ended March 31
Revenue	2010	2009
Solar heater/Biomass stove/Boiler related products	$745,411	$1,547,847
Heat pipe related equipments	3,151,003	2,105,947
total	$3,896,414	$3,653,794

Overall: Sales revenue for the three months ended March 31, 2010 were $3,896,414 as compared to $3,653,794 for the three months ended March 31, 2009, an increase of $242,620 or 6.6%. The increase in sales was primarily attributable to the rise in revenue from our heat pipe related equipments under the management of Tianjin Huangneng. We expect overall sales revenue for heat pipe related equipments and energy-saving projects to keep growth momentum during the rest of the year with the recovery of finance crisis.

Solar heater/Biomass stove/Boiler related products: Sales revenue for these products for the three months ended March 31, 2010 were $745,411 as compared to $1,547,847 for the three months ended March 31, 2009, a decrease of $802,436 or 51.8%. The decrease in sales revenue derived from solar heaters/biomass stove/boiler related products was due to strong competition. Moreover, we are foreign invested enterprise and can not get access to China favorable policy or “China’s Home Appliance Subsidy Program For Rual Areas” as is called for domestic enterprises.

Heat pipe related equipments/Energy-saving projects: Sales revenue for the three months ended March 31, 2010 was $3,151,003 compared to $2,105,947 for the three months ended March 31, 2009, a substantial increase of $1,045,056 or 49.6%. The increase in sales of heat pipe related equipments/energy-saving projects was due to recovery from financial crisis which creates robust market for Huaneng.

Gross Profit

	Three months ended March 31
Gross profit	2009	2008
Solar heater/Biomass stove/Boiler related products	$109,721	328,312
Heat pipe related equipments/Energy-saving projects	$1,051,689	557,502
	$1,161,410	885,814

Overall: Gross profit margin for the three months ended March 31, 2010 increased by approximately 5.6% to 29.8%, as compared to 24.2% for the three months ended March 31, 2009. This was primarily due to the increase in sales volume and prices of our heat pipe related equipments.

Solar heater/Biomass stove/Boiler related products: Gross profit margin for the three months ended March 31, 2010 was approximately 14.7%, as compared to 21.2% for the three months ended March 31, 2009. This was primarily due to weak market in which we had to sell our products in lower price.

Heat pipe related equipments/Energy-saving projects: Gross profit margin for the three months ended March 31, 2010 was approximately 33.4% as compared to 26.5% from the three months ended March 31, 2009, an increase of 6.9%.The increase is mainly due to an increase in the sale prices.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were $1,346,243, as compared to $1,547,732 for the three months ended March 31, 2009, a decrease of $201,489, or 13.0%. The overall decrease in operating expenses was primarily due to the compression of operation cost.

Depreciation and amortization expenses increased to $122,513 for the three months ended March 31, 2010, or 38.2%, from $88,621 for the three months ended March 31, 2009, primarily as a result of the increase of our manufacturing equipment and building.

Selling and distribution expenses increased to $627,069 for the three months ended March 31, 2010, or 12.1%, from $559,485 for the three months ended March 31, 2009, primarily due to the increase in sales of our heat pipe related equipments.

General and administrative expenses were $596,661 for the three months ended March 31, 2010 (or approximately 15.3% of sales) compared to $899,626 (or approximately 24.6% of sales) for the three months ended March 31, 2009, a decrease of 33.7%. The decrease was primarily due to the compression of operation cost.

Net Income (loss)

Net loss was $327,660 for the three months ended March 31, 2010, compared to $1,229,224 for the three months ended March 31, 2009, primarily due to the compression of operation cost and the increase in sales of our heat pipe related equipments.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1,433,190 for the three months ended March 31, 2010, while net cash used in our operating activities was $829,589 for the three months ended March 31, 2009.

Net cash used by investing activities was $110,255 for the three months ended March 31, 2010, compared with net cash used in investing activities in the amount of $280,208 for the three months ended March 31, 2009.

We believe that current cash flow is sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. We may require additional cash for further development of business, including any investments or acquisitions we may decide to pursue. However, we cannot assure you that such funding will be available.

Cash

Cash and cash equivalents decreased to $3,438,258 as of March 31, 2010, compared to $4,980,717 as of December 31, 2009, primarily as a result of the increase in the operating activities in the first quarter of 2010.

Accounts Receivable

Accounts receivable decreased to $6,448,108 as of March 31, 2010, from $8,067,944 as of December 31, 2009, primarily due to the collection of accounts receivable of Tianjin Huaneng.

Inventory

Inventories increased to $6,416,927 as of March 31, 2010, as compared to $4,547,170 as of December 31, 2009, primarily due to the increase of raw materials considering the rise of the domestic steel prices.

Other Receivables and Prepayments

Other receivables and prepayments increased to $3,151,989 as of March 31, 2010, compared to $1,733,695 as of December 31, 2009, primarily due to the increase of temporary turnover.

Accounts Payable

Accounts payable increased to $1,979,026 as of March 31, 2010, compared to $1,601,002 as of December 31, 2009. This increase was due to the increase in raw materials.

Other Payables and Accrued Liabilities

Other payables and accrued liabilities slightly increased to $10,211,109 as of March 31, 2010 from $9,977,178 as of December 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report for the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Solar & Clean Energy Solutions, Inc.

May 14, 2010	By:	/s/ Deli Du
Deli Du
Chief Executive Officer and President
(Principal Executive Officer)

May 14, 2010	By:	/s/ Yinan Zhao
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