Form 10-Q
period 2010-06-30
China Solar & Clean Energy Solutions, Inc.
filed 2010-08-16
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Beijing China 100071
(Address of principal executive offices)

(011) 86-10-63860500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding as at August 16, 2010 was 15,233,652.

TABLE OF CONTENTS

INDEX

Item 1.  Financial Statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2010	As of December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,596,126	$4,980,717
Accounts receivable, net	9,982,618	8,067,944
Inventories	5,122,077	4,547,170
Other receivables and prepayments	3,119,287	1,733,695
Deferred tax assets	587,932	588,016
Total current assets	22,408,040	19,917,542

Property and equipment, net	13,646,414	13,775,554
Goodwill	1,977,652	1,967,153
Land use rights	1,583,016	1,592,140
Investment in Trueframe International Limited	3,740,972	3,812,806
TOTAL ASSETS	$43,356,094	$41,065,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,602,749	$1,601,002
Taxes payable	1,459,445	1,278,974
Other payables and accrued liabilities	9,794,925	9,977,178
Loan payable-employee	1,998,277	1,266,747
Short-term loans	736,279
Total current liabilities	15,591,675	14,123,901

Long-term liabilities	-	156,410
Total liabilities	15,591,675	14,280,311

Stockholders’ equity
Common stock, $0.001 par value, 66,666,667 shares authorized, 15,233,652 shares issued and outstanding	15,233	15,233
Additional paid-in capital	22,611,909	22,611,909
Accumulated other comprehensive income	801,018	693,016
Retained earnings	3,847,460	3,100,294
Total stockholders’ equity-China Solar	27,275,620	26,420,452
Non-controlling interest in subsidiary	488,799	364,432
Total Stockholder’s Equity	27,764,419	26,784,884
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,356,094	$41,065,195

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		six months ended June 30,
	2010	2009	2010	2009
		(restated)		(restated)
Revenue, net	$10,705,927	$13,306,863	$14,602,341	$16,960,658
Cost of revenue	7,713,567	10,023,837	10,448,571	12,791,818
Gross profit	2,992,360	3,283,026	4,153,770	4,168,840

Operating expenses
Depreciation and amortization	104,311	103,285	226,824	191,906
Selling and distribution	729,260	480,587	1,356,329	1,040,072
General and administrative	695,125	650,909	1,291,786	1,550,535
Total operating expenses	1,528,696	1,234,781	2,874,939	2,782,513
Income from operations	1,463,664	2,048,245	1,278,831	1,386,327
Other income (expenses):		0
Other income	146	6,559	161	43,837
Interest income	139	2,451	767	2,456
Other expense	(3,682)	(41,438)	(3,801)	(50,869)
Reversal of reserve for bad debts	-	127,245	-	127,245
Interest expense	(88,165)	(39,490)	(160,340)	(86,649)
Loss from non-consolidated subsidiries	(72,000)	-	(72,000)	-
Total other income (expenses)	(163,562)	55,327	(235,213)	36,020
gain on sale of discontinued operation net of tax	-	652,753	-	652,753

Income(Loss) From Continuing Operations Before Income Taxes	1,300,102	2,756,325	1,043,618	2,075,100

Income tax expense	105,908	173,135	172,085	198,738

Income(Loss) From Continuing Operations	1,194,194	2,583,190	871,533	1,876,362

Income(Loss) From Discontinued Operations(net of tax)	-	-	-	(512,390)

Net Income(Loss)	1,194,194	2,583,190	871,533	1,363,972
Less:Net Income Attributable To Non-controlling interest	119,368	76,543	124,367	86,549
Net Income(Loss) Attributable To China Solar Shareholders	$1,074,826	$2,506,647	$747,166	$1,277,423
Basic and Diluted
continuing operations	$0.08	$0.16	$0.06	$0.12
discontinued operations	$0.00	$0.00	$0.00	$(0.03)
	0.08	0.16	0.06	0.09
Weighted average shares outstanding – Basic and Diluted	15,233,652	16,173,016	15,233,652	16,123,921

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	six months ended June 30,
	2010	2009
		(restated)
Cash flows from operating activities:
Net effect of discontiuned operation	$-	$3,249,424
Net cash used in operating activities	(2,143,894)	(3,245,825)
	(2,143,894)	3,599
Cash flows from investing activities:
Acquisition of companies,net of cash acquired
Disposal of subsidiary	-	439,122
Purchase of property, plant and equipment	(117,516)	(231,528)
payment for other intangible assets
Net effect of discontiuned operation	-	(8,420)
Net cash used in investing activities	(117,516)	199,174

Cash flows from financing activities:
Proceeds from non-controlling shareholder	-	51,231
Cash received from borrowings	732,732
Proceeds from warrants exercised
Net effect of discontiuned operation
Net cash provided by financing activities	732,732	51,231

Foreign currency translation adjustment	144,087	(10)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,384,591)	253,994

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,980,717	2,405,644

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,596,126	$2,659,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$132,453	$129,318
Cash paid for interest expenses	$101,715	$86,649

See accompanying notes to condensed consolidated financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other		Non-controlling	Total
	No. of shares	Par value	No. of shares	Par value	paid-in Capital	comprehensive income	Retained Earnings	interest in subsidiary	stockholders’ equity
Balance as of Jan 1, 2010	-	-	15,233,652	15,233	22,611,909	693,016	3,100,294	364,432	26,784,884
Net income							747,166	124,367	871,533
Foreign currency translation adjustment						108,002			108,002
Balance as of June 30, 2010	-	-	15,233,652	15,233	22,611,909	801,018	3,847,460	488,799	27,764,419

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

NOTE 4-INVESTMENT IN TRUEFRAME INTERNATIONAL LTD.

Trueframe International Limited

In October, 2009 we acquired 28% of the outstanding equity of Truefame International Limited ("Truefame"), which is a holding company that owns 55.78 % of the outstanding common stock of AgriSolar Solutions, Inc. ("AGSO"), which holds Shengzhen Fuwaysun Technology Co., Ltd. ("Fuwaysun") for approximately $3,741,000. Fuwaysun is a PRC company primarily engaged in the development and production of solar pest killing lamps and transportable solar generators.The investment is accounted for under the equity method of accounting.

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

March 31, 2009
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

	June 30, 2010	December 31, 2009
	(Unaudited)
Accounts receivable, cost	$11,544,327	$9,621,122
Less : allowance for doubtful accounts	(1,561,709)	(1,553,178)
Accounts receivable, net	$9,982,618	$8,067,944

Inventories:

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$2,265,357	$1,186,188
Consumables	16,844	16,358
Work-in-process	73,018	57,357
Finished goods	2,766,858	3,287,267
Inventories	$5,122,077	$4,547,170

Other receivables and prepayments:

	June 30, 2010	December 31, 2009
	(Unaudited)
Advance to suppliers	$1,201,129	$555,781
Other receivables	1,918,158	1,177,914
Other receivables and prepayments(1)	$3,119,287	$1,733,695

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

Other payables and accrued liabilities:

	June 30, 2010	December 31, 2009
	(Unaudited)
Customer deposit	$3,895,096	$4,488,561
Salary payable	420,544	521,951
Accrued expenses	221,430	226,430
Other payables	2,905,996	2,551,978
Warranty provision	1,022,132	1,016,549
Current portion of investment payable(1)	1,329,727	1,171,709
Totals	$9,794,925	$9,977,178

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

Warrants for services

A summary of the status of the Company’s outstanding common stock warrants:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual
Outstanding and Exercisable at January 1, 2009	7,091,682	$2.76	3.53 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	469,150	-	-
Expired	-	-	-
Outstanding and Exercisable at December 31, 2009	6,622,532	$2.48	2.25 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	1,825,719	-	-
Outstanding and Exercisable at June 30, 2010	4,796,813	1.95	2.3 years

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

NOTE 9 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

During the six months ended June 30, 2010, the Company had primarily three reportable segments, (i) Solar Heater/Biomass Stove/Boiler related products, (ii) Heat pipe related products and (iii) Building integrated energy-saving projects, under the management of Bazhou, Tianjin Huaneng, and Deli Solar (Beijing), respectively.

The Company’s revenue, gross profit and total assets by reportable segment are as follows:

Sales Revenues

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Solar heater/Biomass stove/Boiler related products	$1,786,423	$1,463,547	$2,531,834	$3,011,395
Heat pipe related equipments/Energy-saving projects	8,920,032	11,843,316	12,071,035	13,949,263
Building integrated energy saving projects	(528)	-	(528)	-
	$10,705,927	$13,306,863	$14,602,341	$16,960,658

Gross Profit

	Three months ended June 30,		Six months ended SepteJune 30,
	2010	2009	2010	2009
Gross profit:
Solar heater/Biomass stove/Boiler related products	$394,908	$319,922	$504,629	$648,234
Heat pipe related equipments/Energy-saving projects	2,597,980	2,963,104	3,649,669	3,520,606
Building integrated energy saving projects	(528)	-	(528)	-
	$2,992,360	$3,283,026	$4,153,770	$4,168,840

Total assets

	June 30, 2010	December 31, 2009
Total assets	2010	2009
Solar heater/Biomass stove/Boiler related products	$20,036,244	$17,075,566
Heat pipe related equipments/Energy-saving projects	$19,198,609	$17,210,210
Building integrated energy saving projects	$1,394,158	$1,774,920
Discontinued operation	$	$-
Other	$2,727,083	$5,004,499
	$43,356,094	$41,065,195

 (b) Geographic information

The Company operates in the PRC and all of the Company’s long lived assets are located in the PRC. In respect of geographical segment reporting, sales are based on the country in which the customer is located and total assets and capital expenditure are based on the country where the assets are located.

The Company’s operations are located in PRC, which is the main geographical area. The Company’s revenue, gross profit and total assets by geographical market for the six months ended June30, 2010 and 2009 are analyzed as follows:

Revenue

	Three months ended June 30,		Six months ended SepteJune 30,
	2010	2009	2010	2009
Revenue:
PRC	$9,840,185	$13,051,551	$13,165,686	$16,558,795
Others	865,742	255,312	1,436,655	401,863
	$10,705,927	$13,306,863	$14,602,341	$16,960,658

Gross profit

	Three months ended June 30,		Six months ended SepteJune 30,
	2010	2009	2010	2009
Gross profit:
PRC	$2,764,919	$3,058,071	$3,667,269	$3,915,410
Others	227,441	224,955	486,501	253,430
	$2,992,360	$3,283,026	$4,153,770	$4,168,840

Total assets

	June 30,	December 31,
	2010	2009
Total assets:
PRC	$43,048,967	$37,720,553
Others	$307,127	$3,344,642
	$43,356,094	$41,065,195

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 10 –NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended SepteJune 30,
	2010	2009	2010	2009
Basic and diluted net income per share calculation

Numerator:
Net income from continuing operations	$1,074,826	$2,506,647	$747,166	$1,789,813
Net (loss) income from discontinued operation	-	-	-	(512,390)
	$1,074,826	$2,506,647	$747,166	$1,277,423
Denominator: - Weighted average ordinary shares outstanding – Basic and Diluted	15,233,652	16,173,016	15,233,652	16,123,921

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

Approximately 17.34% of our net revenue for the six months ended June 30, 2010 was derived from sales of our solar heater/biomass stove/boiler related products and 82.66% from sales of our heat pipe related equipment/energy-saving projects, respectively. Approximately 90.16% and 9.84% of our net revenues for the six months ended June 30, 2010, were derived from sales made inside the PRC and outside the PRC, respectively.

RESULTS OF OPERATIONS

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Sales Revenues

	Three months ended June 30,
	2010	2009
Revenue:
Solar heater/Biomass stove/Boiler related products	$1,786,423	$1,463,547
Heat pipe related equipments/Energy-saving projects	8,920,032	11,843,316
Building integrated energy saving projects	(528)	-
	$10,705,927	$13,306,863

Overall: Sales revenue for the three months ended June 30, 2010 were $10,705,927 as compared to $13,306,863 for the three months ended June 30, 2009, a decrease of $2,600,936 or 19.55%. The decrease in sales was primarily attributable to the decline in revenue from our heat pipe related equipments/Energy-saving projects under the management of Tian Jin Hua Neng.

Solar heater/Biomass stove/Boiler related products: Sales revenue for these products for the three months ended June 30, 2010 were $1,786,423 as compared to $1,463,547 for the three months ended June 30, 2009, a increase of $322,876 or 22.06%. The increase in sales revenue derived from solar heaters/biomass stove/boiler related products was due to the increasing demand for solar heater in the second quarter this year.

Heat pipe related equipments/Energy-saving projects: Sales revenue for the three months ended June 30, 2010 was $8,920,032 compared to $11,843,316 for the three months ended June 30, 2009, a decrease of $2,923,284 or 24.68%, because we pay little attention to small orders this year. No enough attention to mini-orders results in the decrease of sales in the past six months .However, we believe that new and large order clients will increase, which will lead to the increase of sales volume in the next half year.

Gross Profit

	Three months ended June 30,
	2010	2009
Gross profit:
Solar heater/Biomass stove/Boiler related products	$394,908	$319,922
Heat pipe related equipments/Energy-saving projects	2,597,980	2,963,104
Building integrated energy saving projects	(528)	-
	$2,992,360	$3,283,026

Overall: Gross profit margin for the three months ended June 30, 2010 increased by approximately 3.28% to 27.95%, as compared to 24.67% for the three months ended June 30, 2009. This was primarily due to the increase in sales prices of our heat pipe related equipments.

Solar heater/Biomass stove/Boiler related products: Gross profit margin for the three months ended June 30, 2010 was approximately 22.11%, a slight increase of 0.25% as compared to 21.86% for the three months ended June 30, 2009.

Heat pipe related equipments/Energy-saving projects: Gross profit margin for the three months ended June 30, 2010 was approximately 29.13%, a increase of 4.11% from 25.02% for the three months ended June 30, 2009 due to an increase in the sale prices.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 were $ 1,528,696, as compared to $ 1,234,781 for the three months ended June 30, 2009, an increase of $ 293,915, or 23.80%. The overall increase in operating expenses was primarily due to the increase in the wages of the staff under the management of Tianjin Huaneng.

Depreciation and amortization expenses increased to $ 104,311 for the three months ended June 30, 2010, a increase of $ 1,026 or 0.99%, from $ 103,285 for the three months ended June 30, 2009, primarily as a result of the increase of our manufacturing equipment and building.

Selling and distribution expenses increased to $ 729,260 for the three months ended June 30, 2010, a increase of $ 248,673 or 51.74%, from $ 480,587 for the three months ended June 30, 2009, because we have improved the marketing personnel's wage level this year.

General and administrative expenses were $ 695,125 for the three months ended June 30, 2010 (or approximately 6.49% of sales) compared to $ 650,909 (or approximately 4.89% of sales) for the three months ended June 30, 2009, a increase of 6.79%, because we have improved the wages level of management staff this year.

Net Income

Net income was $ 1,074,826 for the three months ended June 30, 2010, compared to $ 2,506,647 for the three months ended June 30, 2009. The decrease in net income was mainly due to the gain on disposal of SZPSP last year and the increase in the wages of the staff under the management of Tianjin Huaneng.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Sales Revenue

	Six months ended June 30,
	2010	2009
Revenue:
Solar heater/Biomass stove/Boiler related products	$2,531,834	$3,011,395
Heat pipe related equipments/Energy-saving projects	12,071,035	13,949,263
building integrated energy saving projects	(528)	-
	$14,602,341	$16,960,658

Overall: Sales revenue for the six months ended June 30, 2010 were $14,602,341 as compared to $16,960,658 for the six months ended June 30, 2009, a decrease of $2,358,317 or 13.90%. The decrease in sales was primarily attributable to the decline in revenue from our heat pipe related equipments/Energy-saving projects under the management of Tian Jin Hua Neng.

Solar heater/Biomass stove/Boiler related products: Sales revenue for these products for the six months ended June 30, 2010 were $2,531,834 as compared to $3,011,395 for the six months ended June 30, 2009, a decrease of $479,561 or 15.92%. The decrease in sales revenue derived from solar heaters/biomass stove/boiler related products was due to strong competition. Moreover, we are foreign invested enterprise and can not get access to China favorable policy or “China’s Home Appliance Subsidy Program For Rual Areas” as is called for domestic enterprises.

Heat pipe related equipments/Energy-saving projects: Sales revenue for the six months ended June 30, 2010 was $ 12,071,035 compared to $13,949,263 for the six months ended June 30, 2009, a decrease of $1,878,228 or 13.46%. The decrease in sales was because we pay little attention to small orders this year. No enough attention to mini-orders results in the decrease of sales in the past six months .However, we believe that new and large order clients will increase, which will lead to the increase of sales volume in the next half year.

Gross Profit

	Six months ended June 30,
	2010	2009
Gross profit:
Solar heater/Biomass stove/Boiler related products	$504,629	$648,234
Heat pipe related equipments/Energy-saving projects	3,649,669	3,520,606
building integrated energy saving projects	(528)	-
	$4,153,770	$4,168,840

Overall: Gross profit margin for the six months ended June 30, 2010 increased by approximately 3.87% to 28.45%, as compared to 24.58% for the six months ended June 30, 2009. This was primarily due to the increase in sales volume and prices of our heat pipe related equipments.

Solar heater/Biomass stove/Boiler related products: Gross profit margin for the six months ended June 30, 2010 was approximately 19.93%, as compared to 21.53% for the six months ended June 30, 2009. This was primarily due to weak market in which we had to sell our products in lower price.

Heat pipe related equipments/Energy-saving projects: Gross profit margin for six months ended June 30, 2010 was approximately 30.23% as compared to 25.24% from the six months ended June 30, 2009, an increase of 5.00%.The increase is mainly due to an increase in the sale prices.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 were $ 2,874,939, as compared to $ 2,782,513 for the six months ended June 30, 2009, an increase of $ 92,426, or 3.32%. The overall increase in operating expenses was primarily due to increase of salary expense.
Depreciation and amortization expenses increased to $ 226,824 for the six months ended June 30, or 18.20%, from $ 191,906 for the six months ended June 30, 2009, primarily as a result of the increase of our manufacturing equipment and building.

Selling and distribution expenses increased to $ 1,356,329 for the six months ended June 30, or 30.41%, from $ 1,040,072 for six months ended June 30, 2009, because we have improved the marketing personnel's wage level this year.

General and administrative expenses were $ 1,291,786 for the six months ended June 30, 2010 (or approximately 8.8% of sales) compared to $ 1,550,535 (or approximately 9.14% of sales) for the six months ended June 30, 2009, a decrease of 16.69%. The decrease was primarily due to the compression of operation cost.

Net Income (loss)

Net income was $ 747,166 for the six months ended June 30, 2010, compared to the net income of $ 1,277,423 for the six months ended June 30, 2009, primarily due to increase of salary expense and strong competition.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $ 2,143,894 for the six months ended June 30, 2010, while net cash provided by our operating activities was $ 3,599 for the six months ended June 30, 2009.

Net cash used by investing activities was $ 117,516 for the six months ended June 30, 2010, compared with net cash provided by investing activities in the amount of $ 199,174 for the six months ended June 30, 2009.

Net cash provided by financing activities was $ 732,732 for the six months ended June 30, 2010, compared with net cash provided by financing activities in the amount of $ 51,231 for the six months ended June 30, 2009.

We believe that current cash flow is sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. We may require additional cash for further development of business, including any investments or acquisitions we may decide to pursue. However, we cannot assure you that such funding will be available.

Cash

Cash and cash equivalents decreased to $ 3,596,126 as of June 30, 2010, compared to $4,980,717 as of December 31, 2009, primarily as a result of the increase in the operating activities in the second quarter of 2010.

Accounts Receivable

Accounts receivable increased to $9,982,618 as of June 30, 2010, from $8,067,944 as of December 31, 2009, primarily due to Tian Jin Hua Neng.

Inventory

Inventories increased to $ 5,122,077 as of June 30, 2010, as compared to $4,547,170 as of December 31, 2009, primarily due to the increase of raw materials considering the rise of the domestic steel prices.

Other Receivables and Prepayments

Other receivables and prepayments increased to $ 3,119,287 as of June 30, 2010, compared to $1,733,695 as of December 31, 2009, primarily due to the increase of temporary turnover.

Accounts Payable

Accounts payable increased to $ 1,602,749 as of June 30, 2010, compared to $1,601,002 as of December 31, 2009. This increase was due to the increase in raw materials.

Other Payables and Accrued Liabilities

Other payables and accrued liabilities slightly decreased to $ 9,794,925 as of June 30, 2010 from $9,977,178 as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report for the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	REMOVED AND RESERVED

Item 5.	OTHER INFORMATION

RESTATEMENT ON CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the effects of the restatement on the company’s consolidated financial statements.

	As of June 30, 2009
	as previously reported	as restated
ASSETS
Accounts receivable, net	$8,457,470	$8,457,470
Inventories	2,701,654	2,701,654
Total current assets	21,526,868	21,526,868
Property, plant and equipment, net	14,108,704	13,891,893
Goodwill	1,910,509	1,966,118
Total assets	39,214,410	39,053,208

	As of June 30, 2009
	as previously reported	as restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income tax payables	2,336,230	2,336,230
Other payables and accrued liabilities	5,149,009	6,320,987
Total current liabilities	10,513,980	11,685,958
Long-term debt	-	286,483
Minority interests	1,842,962	333,256
Stockholders’ equity:
Additional paid-in capital	22,966,404	23,073,258
Retained earnings	3,520,184	3,303,373
Total stockholders’ equity	26,857,468	26,747,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,214,410	$39,053,208

	For six months ended June 30,2009
	as previously reported	as restated
Revenue, net	$14,775,569	$16,960,658
Cost of revenue	11,729,756	12,791,818
Gross profit	3,045,813	4,168,840
Depreciation and amortization	191,906	191,906
Total operating expenses	2,782,513	2,782,513
Income from operations	263,300	1,386,327
Income before income taxes	(392,550)	1,562,710
Net income	353,134	1,363,972
Net income available to common stockholders	$154,396	$1,277,423
Net income per share – basic and diluted	$0.01	$0.08

	For three months ended June 30, 2009
	as previously reported	as restated
Revenue, net	$9,659,248	13,306,863
Cost of revenue	7,787,925	10,023,837
Gross profit	1,871,323	3,283,026
Depreciation and amortization	103,285	103,285
Total operating expenses	1,234,781	1,234,781
Income from operations	636,542	2,048,245
Income before income taxes	615,327	2,756,325
Net income	442,192	2,583,190
Net income available to common stockholders	$1,094,945	2,506,647
Net income per share – basic and diluted	$0.07	$0.16

Item 6.	EXHIBITS.

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Solar & Clean Energy Solutions, Inc.

August 16, 2010	By:	/s/ Deli Du
Deli Du
Chief Executive Officer and President
(Principal Executive Officer)

August 16, 2010	By:	/s/ Fangsong Zheng
Fangsong Zheng
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