Form 10-Q
period 2010-09-30
China Solar & Clean Energy Solutions, Inc.
filed 2010-11-15
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
☐ Yes x No

The number of shares of the issuer’s common stock, $.001 per share, outstanding as at November 15, 2010 was 15,233,652.

TABLE OF CONTENTS

INDEX

Item 1.  Financial Statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30, 2010	As of December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,912,633	$4,980,717
Accounts receivable, net	10,017,206	8,067,944
Inventories	6,472,048	4,547,170
Other receivables and prepayments	3,252,339	1,733,695
Deferred tax assets	587,720	588,016
Total current assets	23,241,946	19,917,542

Property and equipment, net	13,709,246	13,775,554
Goodwill	2,003,409	1,967,153
Land use rights	1,595,175	1,592,140
Investment in Trueframe International Limited	3,704,972	3,812,806
TOTAL ASSETS	$44,254,748	$41,065,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,104,886	$1,601,002
Taxes payable	1,149,004	1,278,974
Other payables and accrued liabilities	9,917,486	9,977,178
Loan payable-employee	1,877,468	1,266,747
Short-term loans	746,146		-
Total current liabilities	15,794,990	14,123,901

Long-term liabilities	-	156,410
Total liabilities	15,794,990	14,280,311

Stockholders’ equity
Common stock, $0.001 par value, 66,666,667 shares authorized, 15,233,652 shares issued and outstanding	15,233	15,233
Additional paid-in capital	22,611,909	22,611,909
Accumulated other comprehensive income	1,170,695	693,016
Retained earnings	4,152,998	3,100,294
Total stockholders’ equity-China Solar	27,950,835	26,420,452
Non-controlling interest in subsidiary	508,923	364,432
Total Stockholder’s Equity	28,459,758	26,784,884
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,254,748	$41,065,195

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(restated)		(restated)
Revenue, net	$7,623,544	$5,344,923	$22,225,885	$22,305,581
Cost of revenue	5,706,376	4,032,539	16,154,947	16,824,357
Gross profit	1,917,168	1,312,384	6,070,938	5,481,224

Operating expenses
Depreciation and amortization	116,714	69,294	343,538	261,200
Selling and distribution	762,704	526,874	2,119,033	1,566,946
General and administrative	458,501	594,489	1,750,287	2,145,024
Total operating expenses	1,337,919	1,190,657	4,212,858	3,973,170
Income from operations	579,249	121,727	1,858,080	1,508,054
Other income (expenses):
Other income (expense)	(5,766)	37,325	(9,406)	30,293
Reversal of reserve for bad debts	-	3	-	127,248
Interest expense, net of interest income	(101,844)	(77,128)	(261,417)	(161,321)
Loss from non-consolidated subsidiaries	(36,000)	-	(108,000)	-
Total other income (expenses)	(143,610)	(39,800)	(378,823)	(3,780)
gain on sale of discontinued operation net of tax	-	-	-	652,753

Income(Loss) From Continuing Operations Before Income Taxes	435,639	81,927	1,479,257	2,157,027

Income tax expense	109,977	8,042	282,062	206,780

Income(Loss) From Continuing Operations	325,662	73,885	1,197,195	1,950,247

Income(Loss) From Discontinued Operations(net of tax)	-	-	-	(512,390)

Net Income(Loss)	325,662	73,885	1,197,195	1,437,857
Less:Net Income Attributable To Non-controlling interest	20,124	6,466	144,491	93,015
Net Income(Loss) Attributable To China Solar Shareholders	$305,538	$67,419	$1,052,704	$1,344,842
Basic and Diluted
continuing operations	$0.02	$0.00	$0.08	$0.12
discontinued operations	$0.00	$0.00	$0.00	$(0.03)
Total	$0.02	$0.00	$0.08	$0.09

Weighted average shares outstanding - Basic and Diluted	15,233,652	15,795,228	15,233,652	16,013,152

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2010	2009
		(restated)
Cash flows from operating activities:
Net effect of discontiuned operation	$-	$-
Net cash provided by (used in) operating activities	(2,832,013)	705,573
	(2,832,013)	705,573
Cash flows from investing activities:
Acquisition of companies,net of cash acquired
Disposal of subsidiary	-	1,390,593
Purchase of property, plant and equipment	(180,135)	(450,019)
Net cash provided by (used in) investing activities	(180,135)	940,575

Cash flows from financing activities:
Proceeds from non-controlling shareholder	-	51,232
Cash received from borrowings	735,882	-
Net cash provided by financing activities	735,882	51,232

Foreign currency translation adjustment	208,182	69,102

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,068,084)	1,766,481

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,980,717	1,820,883

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,912,633	$3,587,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$239,246	$221,970
Cash paid for interest expenses	$171,147	$118,921

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

NOTE 4-INVESTMENT IN TRUEFRAME INTERNATIONAL LTD.

Trueframe International Limited

In October, 2009 we acquired 28% of the outstanding equity of Truefame International Limited ("Truefame"), which is a holding company that owns 55.78 % of the outstanding common stock of AgriSolar Solutions, Inc. ("AGSO"), which holds Shengzhen Fuwaysun Technology Co., Ltd. ("Fuwaysun") for approximately $3,705,000. Fuwaysun is a PRC company primarily engaged in the development and production of solar pest killing lamps and transportable solar generators. The investment is accounted for under the equity method of accounting.

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

Nine months ended March 31, 2009

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

	September 30, 2010	December 31, 2009
	(Unaudited)

Accounts receivable, cost	$11,599,843	$9,621,122
Less : allowance for doubtful accounts	(1,582,637)	(1,553,178)

Accounts receivable, net	$10,017,206	$8,067,944

	September 30, 2010	December 31, 2009
	(Unaudited)
Inventories:
Raw materials	$2,637,583	$1,186,188
Consumables	17,628	16,358
Work-in-process	85,216	57,357
Finished goods	3,731,621	3,287,267
Inventories	$6,472,048	$4,547,170

	September 30, 2010	December 31, 2009
	(Unaudited)
Other receivables and prepayments:
Advance to suppliers	$1,138,932	$555,781
Other receivables	2,113,407	1,177,914
Other receivables and prepayments(1)	$3,252,339	$1,733,695

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

	September 30, 2010	December 31, 2009
	(Unaudited)
Other payables and accrued liabilities:
Customer deposit	$4,143,348	$4,488,561
Salary payable	489,071	521,951
Accrued expenses	105,000	226,430
Other payables	2,814,510	2,551,978
Warranty provision	1,035,830	1,016,549
Current portion of investment payable(1)	1,329,727	1,171,709
Totals	$9,917,486	$9,977,178

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

Warrants for services

A summary of the status of the Company’s outstanding common stock warrants:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual
Outstanding and Exercisable at January 1, 2009	7,091,682	$2.76	3.53 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	469,150	-	-
Expired	-	-	-
Outstanding and Exercisable at December 31, 2009	6,622,532	$2.48	2.25 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	1,825,719	-	-
Outstanding and Exercisable at September 30, 2010	4,796,813	1.95	2.05years

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

NOTE 9 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

During the nine months ended September 30, 2010, the Company had primarily three reportable segments, (i) Solar Heater/Biomass Stove/Boiler related products, (ii) Heat pipe related products and (iii) Building integrated energy-saving projects, under the management of Bazhou, Tianjin Huaneng, and Deli Solar (Beijing), respectively.

The Company’s revenue, gross profit and total assets by reportable segment are as follows:

Sales Revenues

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Solar heater/Biomass stove/Boiler related products	$2,691,900	$1,528,177	$5,223,734	$4,539,572
Heat pipe related equipments/Energy-saving projects	4,738,678	3,816,746	16,809,713	17,766,009
Building integrated energy saving projects	192,966	-	192,438	-
	$7,623,544	$5,344,923	$22,225,885	$22,305,581

Gross Profit

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Gross profit:
Solar heater/Biomass stove/Boiler related products	$575,718	$375,791	$1,080,347	$1,024,025
Heat pipe related equipments/Energy-saving projects	1,218,251	936,593	4,867,920	4,457,199
Building integrated energy saving projects	123,199	-	122,671	-
	$1,917,168	$1,312,384	$6,070,938	$5,481,224

Total assets

	September 30, 2010	December 31, 2009
Total assets	2010	2009
Solar heater/Biomass stove/Boiler related products	$20,407,778	$17,075,566
Heat pipe related equipments/Energy-saving projects	$19,655,356	$17,210,210
Building integrated energy saving projects	$1,500,826	$1,774,920
Other	$2,690,788	$5,004,499
	$44,254,748	$41,065,195

 (b) Geographic information

The Company operates in the PRC and all of the Company’s long lived assets are located in the PRC. In respect of geographical segment reporting, sales are based on the country in which the customer is located and total assets and capital expenditure are based on the country where the assets are located.

The Company’s operations are located in PRC, which is the main geographical area. The Company’s revenue, gross profit and total assets by geographical market for the nine months ended September 30, 2010 and 2009 are analyzed as follows:

Revenue
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue:
PRC	$7,617,367	$5,339,069	$20,783,053	$21,897,864
Others	6,177	5,854	1,442,832	407,717

	$7,623,544	$5,344,923	$22,225,885	$22,305,581

Gross profit

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Gross profit:
PRC	$1,915,076	$1,307,387	$5,582,345	$5,222,797
Others	2,092	4,997	488,593	258,427

	$1,917,168	$1,312,384	$6,070,938	$5,481,224

Total assets

	September 30,	December 31,
	2010	2009
Total assets:
PRC	$43,972,474	$37,720,553
Others	$282,274	$3,344,642

	$44,254,748	$41,065,195

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 10 –NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Basic and diluted net income per share calculation

Numerator:
Net income from continuing operations	$305,538	$67,419	$1,052,704	$1,857,232
Net (loss) income from discontinued operation	-	-	-	(512,390)
	$305,538	$67,419	$1,052,704	$1,344,842
Denominator: - Weighted average ordinary shares outstanding – Basic and Diluted	15,233,652	15,795,228	15,233,652	16,013,152

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

We have three reportable segments: (i) Solar Heater/Biomass Stove/Boiler related products, (ii) Heat pipe related products and (iii) Building integrated energy-saving projects, under the management of Bazhou, Tianjin Huaneng, and Deli Solar (Beijing), respectively.

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

Approximately 23.50% of our net revenue for the nine months ended September 30, 2010 was derived from sales of our solar heater/biomass stove/boiler related products and 75.6% from sales of our heat pipe related equipment/energy-saving projects, respectively. Approximately 93.5% and 6.5% of our net revenues for the nine months ended September 30, 2010, were derived from sales made inside the PRC and outside the PRC, respectively.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Sales Revenues

	Three months ended September 30,
	2010	2009

Revenue:
Solar heater/Biomass stove/Boiler related products	$2,691,900	$1,528,177
Heat pipe related equipments/Energy-saving projects	4,738,678	3,816,746
Building integrated energy saving projects	192,966	-
	$7,623,544	$5,344,923

Overall: Sales revenue for the three months ended September 30, 2010 were $7,623,544 as compared to $5,344,923 for the three months ended September 30, 2009, an increase of $2,278,621 or 42.63%. Because the large orders is more than the same season last year of Tianjin Huaneng and the increasing demand for solar heater in the third quarter this year of Solar heater.

Solar heater/Biomass stove/Boiler related products: Sales revenue for these products for the three months ended September 30, 2010 were $2,691,900 as compared to $1,528,177 for the three months ended September 30, 2009, an increase of $1,163,723 or 76.15%. The increase in sales revenue derived from solar heaters/biomass stove/boiler related products was due to the increasing demand for solar heater in the third quarter this year.

Heat pipe related equipments/Energy-saving projects: Sales revenue for the three months ended September 30, 2010 was $4,738,678 compared to $3,816,746 for the three months ended September 30, 2009, an increase of $921,932 or 24.15%, because the large orders is more than the same season last year.

Gross Profit

	Three months ended September 30,
	2010	2009

Gross profit:
Solar heater/Biomass stove/Boiler related products	$575,718	$375,791
Heat pipe related equipments/Energy-saving projects	1,218,251	936,593
Building integrated energy saving projects	123,199	-
	$1,917,168	$1,312,384

Overall: Gross profit margin for the three months ended September 30, 2010 increased by approximately 0.59% to 25.15%, as compared to 24.55% for the three months ended September 30, 2009. This was primarily due to the increase in sales prices of our heat pipe related equipments.

Solar heater/Biomass stove/Boiler related products: Gross profit margin for the three months ended September 30, 2010 was approximately 21.39%, a decrease of 3.20% as compared to 24.59% for the three months ended September 30, 2009.

Heat pipe related equipments/Energy-saving projects: Gross profit margin for the three months ended September 30, 2010 was approximately 25.71%, an increase of 1.17% from 24.54% for the three months ended September 30, 2009 due to an increase in the sale prices.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 were $1,337,919, as compared to $1,190,657 for the three months ended September 30, 2009, an increase of $147,262, or 12.37%. The overall increase in operating expenses was primarily due to the increase in the wages of the staff under the management of Tianjin Huaneng.

Depreciation and amortization expenses increased to $116,714 for the three months ended September 30, 2010, an increase of $47,420 or 68.43%, from $69,294 for the three months ended September 30, 2009, primarily as a result of the increase of our manufacturing equipment and building.

Selling and distribution expenses increased to $762,704 for the three months ended September 30, 2010, an increase of $ 235,830 or 44.76%, from $526,874 for the three months ended September 30, 2009, because we have improved the marketing personnel's wage level this year.

General and administrative expenses were $458,501 for the three months ended September 30, 2010 (or approximately 6.01% of sales) compared to $594,489 (or approximately 11.12% of sales) for the three months ended September 30, 2009, a decrease of 22.87%. The decrease was primarily due to the compression of operation cost.

Net Income

Net income was $305,538 for the three months ended September 30, 2010, compared to $67,419 for the three months ended September 30, 2009. The increase in net income was mainly due to the increase of revenue.

Nine months ended September 30, 2010 compared to Nine months ended September 30, 2009

Sales Revenue

	Nine months ended September 30,
	2010	2009
Revenue:
Solar heater/Biomass stove/Boiler related products	$5,223,734	$4,539,572
Heat pipe related equipments/Energy-saving projects	16,809,713	17,766,009
building integrated energy saving projects	192,438	-
	$22,225,885	$22,305,581

Overall: Sales revenue for the nine months ended September 30, 2010 were $22,225,885 as compared to $22,305,581 for the nine months ended September 30, 2009, a decrease of $79,696 or 0.36%. The decrease in sales was primarily attributable to the decline in revenue from our heat pipe related equipments/Energy-saving projects under the management of Tianjin Huaneng.

Solar heater/Biomass stove/Boiler related products: Sales revenue for these products for the nine months ended September 30, 2010 were $5,223,734 as compared to $4,539,572 for the nine months ended September 30, 2009, an increase of $684,162 or 15.07%. The increase in sales revenue derived from solar heaters/biomass stove/boiler related products was due to the increasing demand for solar heater in the third quarter this year.

Heat pipe related equipments/Energy-saving projects: Sales revenue for the nine months ended September 30, 2010 was $ 16,809,713 compared to $17,766,009 for the nine months ended September 30, 2009, a decrease of $ 956,296 or 5.38%. The decrease in sales was because we pay little attention to small orders this year. No enough attention to mini-orders results in the decrease of sales in the past nine months.

Gross Profit

	Nine months ended September 30,
	2010	2009

Gross profit:
Solar heater/Biomass stove/Boiler related products	$1,080,347	$1,024,025
Heat pipe related equipments/Energy-saving projects	4,867,920	4,457,199
building integrated energy saving projects	122,671	-
	$6,070,938	$5,481,224

Overall: Gross profit margin for the nine months ended September 30, 2010 increased by approximately 2.74% to 27.31%, as compared to 24.57% for the nine months ended September 30, 2009. This was primarily due to the increase in sales volume and prices of our heat pipe related equipments.

Solar heater/Biomass stove/Boiler related products: Gross profit margin for the nine months ended September 30, 2010 was approximately 20.68%, as compared to 22.56% for the nine months ended September 30, 2009. This was primarily due to weak market in which we had to sell our products in lower price.

Heat pipe related equipments/Energy-saving projects: Gross profit margin for nine months ended September 30, 2010 was approximately 28.96% as compared to 25.09% from the nine months ended September 30, 2009, an increase of 3.87%. The increase is mainly due to an increase in the sale prices.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $4,212,858, as compared to $3,973,170 for the nine months ended September 30, 2009, an increase of $239,688, or 6.03%. The overall increase in operating expenses was primarily due to increase of salary expense.

Depreciation and amortization expenses increased to $343,538 for the nine months ended September 30, 2010, an increase of $82,338 , or 31.52%, from $ 261,200 for the nine months ended September 30, 2009, primarily as a result of the increase of our manufacturing equipment and building.

Selling and distribution expenses increased to $2,119,033 for the nine months ended September 30, 2010, an increase of $552,087, or 35.23%, from $1,566,946 for nine months ended September 30, 2009, because we have improved the marketing personnel's wage level this year.

General and administrative expenses were $1,750,287 for the nine months ended September 30, 2010 (or approximately 7.87% of sales) compared to $2,145,024 (or approximately 9.62% of sales) for the nine months ended September 30, 2009, a decrease of 18.40%. The decrease was primarily due to the compression of operation cost.

Net Income (loss)

Net income was $1,052,704 for the nine months ended September 30, 2010, compared to the net income of $1,344,842 for the nine months ended September 30, 2009, primarily due to increase of salary expense and strong competition.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,832,013 for the nine months ended September 30, 2010, while net cash provided by our operating activities was $705,573 for the nine months ended September 30, 2009.

Net cash used in investing activities was $180,135 for the nine months ended September 30, 2010, compared with net cash provided by investing activities in the amount of $940,575 for the nine months ended September 30, 2009.

Net cash provided by financing activities was $735,882 for the nine months ended September 30, 2010, compared with net cash provided by financing activities in the amount of $51,232 for the nine months ended September 30, 2009.

We believe that current cash flow is sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. We may require additional cash for further development of business, including any investments or acquisitions we may decide to pursue. However, we cannot assure you that such funding will be available.

Cash

Cash and cash equivalents decreased to $2,912,633 as of September 30, 2010, compared to $4,980,717 as of December 31, 2009, primarily as a result of the increase in the operating activities in the second quarter of 2010.

Accounts Receivable

Accounts receivable increased to $10,017,206 as of September 30, 2010, from $8,067,944 as of December 31, 2009, primarily due to Tianjin Huaneng.

Inventory

Inventories increased to $6,472,048 as of September 30, 2010, as compared to $4,547,170 as of December 31, 2009, primarily due to the increase of raw materials considering the rise of the domestic steel prices.

Other Receivables and Prepayments

Other receivables and prepayments increased to $3,252,339 as of September 30, 2010, compared to $1,733,695 as of December 31, 2009, primarily due to the increase of temporary turnover.

Accounts Payable

Accounts payable increased to $2,104,886 as of September 30, 2010, compared to $1,601,002 as of December 31, 2009. This increase was due to the increase in raw materials.

Other Payables and Accrued Liabilities

Other payables and accrued liabilities slightly decreased to $ 9,917,486 as of September 30, 2010 from $9,977,178 as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report for the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

RESTATEMENT ON CONSOLIDATED FINANCIAL STATEMENTS

The following are the reasons the restatement is required.

The acquisition of the additional 29.97% interest in Tianjin Huaneng Energy Equipment Company on October 27, 2009 was not properly recorded. As disclosed in Note 4 to the financial statements of 2008, the Registrant paid $515,026 at the completion of the agreement with the remainder, aggregating approximately $1,047,611 plus interest to be paid over the next three years. We only recorded the amount actually paid and did not record the corresponding debt. In addition there 1,000,000 warrants to purchase the company’s common stock were issued as part of the purchase price and were not valued and included as additional purchase price.

The using right of building of Deli Solar (Beijing) will expire in August, 2011. But the Company never depreciated for it. So the Company decided to correct it.

After further analysis of the Company’s revenue recognition policy, it has decided to change the revenue recognition of its consolidated subsidiary Tianjin Huaneng. The Company will make the appropriate entries to properly record the revenue and associated costs of revenue.

The following is a summary of the effects of the restatement on the company’s consolidated financial statements.

	As of September 30, 2009
	as previously reported	as restated

ASSETS
Accounts receivable, net	$7,512,359	$7,512,359
Inventories	2,892,074	2,892,074
Total current assets	20,921,155	20,921,155
Property, plant and equipment, net	14,145,114	13,928,303
Goodwill	1,911,320	1,966,929
Total assets	38,641,685	38,480,483

	As of September 30,2009
	as previously reported	as restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income tax payables	1,539,204	1,539,204
Other payables and accrued liabilities	5,190,508	6,362,486
Total current liabilities	9,999,590	11,171,568
Long-term debt	-	286,483
Minority interests	1,837,503	327,797

Stockholders’ equity:
Additional paid-in capital	22,506,055	22,612,909
Retained earnings	3,587,603	3,370,792
Total stockholders’ equity	26,804,592	26,694,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,641,685	$38,480,483

	For nine months ended September 30,2009
	as previously reported	as restated
Revenue, net	$20,120,492	$22,305,581
Cost of revenue	15,762,295	16,824,357
Gross profit	4,358,197	5,481,224
Depreciation and amortization	261,200	261,200
Total operating expenses	3,973,170	3,973,170
Income from operations	385,027	1,508,054
Income before income taxes	288,232	2,157,027
Net income	81,452	1,437,857
Net income available to common stockholders	$221,815	$1,344,842
Net income per share – basic and diluted	$0.02	$0.09

	For three months ended September 30,2009
	as previously reported	as restated
Revenue, net	$5,344,923	5,344,923
Cost of revenue	4,032,539	4,032,539
Gross profit	1,312,384	1,312,384
Depreciation and amortization	69,294	69,294
Total operating expenses	1,190,657	1,190,657
Income from operations	121,727	121,727
Income before income taxes	81,927	81,927
Net income	73,885	73,885
Net income available to common stockholders	$67,419	67,419
Net income per share – basic and diluted	$-	$-

Item 6.	EXHIBITS

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Solar & Clean Energy Solutions, Inc.

November 15, 2010	By:	/s/ Deli Du
Deli Du
Chief Executive Officer and President
(Principal Executive Officer)

November 15, 2010	By:	/s/ Fangsong Zheng
Fangsong Zheng
Acting Chief Financial Officer
(Principal Accounting Officer)