Form 10-K
period 2010-12-31
China Solar & Clean Energy Solutions, Inc.
filed 2011-04-15
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-12561

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
 (Name of small business issuer in its charter)

Nevada	95-3819300
(State of organization)	(I.R.S. Employer Identification No.)

4/F West Wing Dingheng Plaza,
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

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2010 based upon the closing price reported for such date on the OTC Bulletin Board was US $1,749,275.

As of March 31, 2011, the registrant had 15,233,652 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

ii

PART I

ITEM 1. BUSINESS

Overview

We design and provide integrated low carbon solutions for industrial clients and real estate developers in China. We manufacture and distribute solar water heaters, biomass stove, spacing heating devices along with industrial waste heat recovery systems, including hot tube heat exchanger, high temperature hot air furnace, heat pipe evaporator, dust removal and desulfurization system and constant pressure hot water boiler. Our business is conducted through our wholly-owned PRC-based operation subsidiaries, Tianjin Huaneng, Deli Solar (Beijing) and Deli Solar (Bazhou).

Growth Strategy

Organic and Acquisition-Oriented Growth

Our business strategy includes organic growth through our core businesses and acquisition-oriented growth through acquisitions and investments. As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product and service offerings, increase our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities. Expanding business channels investments in new businesses and we expect to make investments in expanding distribution channels within China and in acquiring world leading cleantech technologies in the future.

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

Government Supportive New Energy Policy and Programs

Chinese government launched a series of policies with subsidy programs, inclusive of the compulsory market share and financial incentives, to support the development of the Chinese new energy industry. China’s National Development and Reform Commission (“NDRC”) requires the renewable energy projects to account for 15% of China’s total energy consumption by the year 2020. Additionally, the Energy Conservation Law was enacted in 2008 along with the Guidelines for Public Building Energy Conservation and the Guidelines for Civilian Building Energy Conservation. During the 12th Five-Year Plan, Chinese Government will issue more specific supporting policies to renewable energy industry after June, 2011, which will be disclosed in the 10-Q2 of 2011.

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

We have 13 years of marketing and sales experience in rural areas. Presently, we sell our solar water heaters and space heaters primarily in the rural areas of the northern part of the PRC including Hebei, Beijing, Tianjin, Heilongjiang, and Liaoning, where there is prolonged sunny and dry weather. Our marketing and sales team works with our local agents to educate our end users and inform them of the utility, functionality and comparative cost advantages of our products as compared to electricity and gas water heaters. As a result of the feedback from rural customers, we have been able to design our products to address their specific needs and concerns.

Technical Capabilities

Our technical capabilities in the design and manufacturing of industrial waste heat systems are of the leading position as compared to peer companies in China. We have obtained ten (10) patents for our hot tube heat exchanger and high temperature hot air furnace. We will enhance our technical strength through recruiting high-end technical professionals, especially the inventors who have the rights to the patents in the relevant fields. In addition, we further plan on developing the collaborations with industrial design institutions and large construction corporations, capitalizing on the production capacity of Tianjin Huaneng and its ability to participate in the bids of EPC projects (Engineering/Procurement/Construction Contractor).

We have cooperated on low-carbon/green projects with various design institutions. The institutions will recommend our company to real estate developers if any projects related launched. Our company will notice the institutions in advance if any projects obtained. In 2010, the cooperation pattern has turned out with some profits. We believe that more progresses will be achieved in the next years.

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

For the low net margin and fierce competition in solar water heater market in China, the business promotion strategy is adjusted from single product sales to projects integrated solutions by combing the steps of design, supplying and installing into one stop for higher margin.

Our Brand Strategy

In order to position our products in different tiers of markets, we have utilized a double-brand approach. Our solar hot water heater brands include: “Ailiyang” and “Deli Solar.” Ailiyang is promoted in rural market for lower price. Deli Solar, as the premium products, are mainly applied in urban areas and building projects in matching with real estate developers.

Our Brand Name	Classification
Solar Water Heaters

Deli Solar	Premium
Ailiyang	Entry Market

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

In recent years, for the government subsidies to the rural markets on solar water heaters, which is an disadvantage for foreign owned companies for the limitation of subsidies to Chinese local companies, the distribution network is shrinking by 30-40%. We swift the distribution network to project cooperation approach with design institutions. Contracts based on the new approach are increasing.

We also have a marketing department consisting of approximately 87 marketing and sales personnel who collect feedback from our customers and other market information for our management and our product development team. In 2010, we plan on developing four main foreign market regions, such as EU, North America, Africa, Asia Pacific, and recruiting local overseas staffs as managers to develop the regional markets and establish commercial relationships.

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

Deli Solar (Bazhou)

Deli Solar (Bazhou), incorporated under the laws of the PRC in 1997, designs, manufactures and sells renewable energy systems to produce hot water and for space heating in the PRC. Deli Solar (Bazhou)’s principal products are solar hot water heaters and multifunctional space heating products, including coal-fired boilers for residential use. Deli Solar (Bazhou) also sells component parts for its systems, and provides after-sales maintenance and repair services.

In 2004, Deli Solar (BVI) was organized as a limited liability company under the International Business Companies Act of the British Virgin Islands by Mr. Deli Du of Bazhou City, Hebei Province, PRC and others (with Mr. Du owning 80%) as a holding company of Deli Solar (Bazhou). On August 1, 2004, Deli Solar (BVI) purchased all the capital stock of Deli Solar (Bazhou) from Messrs. Deli Du, his brother Xiaosan Du and Xiao’er Du, for RMB6,800,000 (approximately $879,920). As a result of that transaction, Deli Solar (Bazhou) became a wholly foreign-owned enterprise (“WFOE”) under PRC law, by virtue of its status as a wholly-owned subsidiary of a foreign company, Deli Solar (BVI).

Deli Solar (Bazhou) has a wholly owned subsidiary-Beijing Ailiyang Solar Energy Technology Co., Ltd. (“Ailiyang”), which is persisting in the technical innovation in optothermal and photoelectric area, and promoting the new solar-energy products through cooperation with well-known domestic and foreign research institutions. The company also provides overall energy solutions, mainly the research, development and installation and construction services in areas of solar heating, solar project, solar water heater, solar cooling, and solar air source heat pump and other fields.

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

As a result of foregoing transactions, the former shareholders of Deli Solar (BVI) (including Mr. Du) became holders of a majority of the common stock of Meditech and Deli Solar (BVI) became a wholly-owned subsidiary of Meditech. Following (i) Mr. Du’s purchase of the 56,259 shares from a third party for $500,000, (ii) the issuance to him of the additional 3,254,371 shares in exchange for his 80% of the outstanding shares of Deli Solar (BVI) and (iii) the simultaneous issuance by us of an additional 1,642,990 shares to accredited investors in the private placement, Mr. Du became the owner of about 34% of our issued and outstanding common stock.

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

Tianjin Huaneng

Tianjin Huaneng, incorporated in 1987, manufactures and installs industrial waste heat recovery systems. Tianjin Huaneng’s products are sold throughout the PRC as well as in Singapore, Taiwan and Indonesia. Tianjin Huaneng was formerly a state-owned enterprise with 51% of its equity formerly-owned by Tianjin Municipal Ji County State-owned Assets Administration Commission (“SAAC”) and 49% owned by the employees. On May 18, 2007, Deli Solar (Beijing) entered into an agreement with SAAC to purchase 51% of the equity interests in Tianjin Huaneng for a purchase price of RMB24,100,000 (approximately $3.1 million). The transaction closed on July 1, 2007 and we paid approximately $1,575,600 in July 2007. By supplemental agreement between the parties dated August 8, 2007, the purchase price was reduced to approximately $1,689,741. In addition to the purchase price we are required to pay a finder’s fee of approximately $769,418. In addition, Deli Solar (Beijing) assumed 51% of the liabilities of Tianjin Huaneng and contributed RMB20,000,000 (approximately $2.6 million) as working capital to Tianjin Huaneng. Deli Solar (Beijing) also agreed to employ the 550 current Tianjin Huaneng employees pursuant to new three (3) year employment contracts. All of the employees renewed the contracts in 2010 for another five (5) years.

On October 27, 2008, Deli Solar (Beijing) entered into an agreement to acquire approximately 30% of the outstanding equity interest of Tianjin Huaneng, from the minority shareholders of Tianjin Huaneng for a cash purchase price of RMB10.68 million (approximately $1.5 million). In addition, we agreed to issue to the Tianjin Huaneng shareholders a total of 1,000,000 five (5) year warrants to purchase our common stock at an exercise price of $1.10 per share. We also agreed to increase equity interest in Tianjin Huaneng by contributing an additional RMB 15,740,000 (approximately $2.3 million) to the registered capital of Tianjin Huaneng. As a result of the consummation of the agreement and the additional capital contribution, we now own approximately 92% of the equity interest in Tianjin Huaneng.

Tianjin Huaneng owns 65% shares of Tianjin Huaneng Installation Company since 2008. The remaining 35% of the installation company is hold by the Tianjin Huaneng Installation Company’s staffs.

Tianjin is a city in the PRC which is approximately 50 miles from Beijing. It has a population of 12.72 million (as of December 31, 2010), and is one of only four municipal cities directly governed by the central government in China.

Executive Office

Our executive office is located at 4/F, West Wing Dingheng Plaza, 45A Fengtai Road, Beijing, China, 100071 and our telephone number is +8610 6386 0500.

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

Approximately 26% of our total revenues for 2010 were derived from sales of our solar water heaters and boilers and space heating stayed the same percentage compared to 21% of our total revenues for 2009.

Waste Heat Recovery Systems and Industrial Energy-Saving Industrial System

We also manufacture industrial waste heat recovery systems, heating products such as heating pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast stoves, heating filters, normal pressure water boilers, and radiators. These products are used primarily in manufacturing facilities in which the manufacturing processes require the generation of large amounts of heat, such as steel and chemical plants. The waste heat can be used to generate hot water at the manufacturing facilities. Tianjin Huaneng has twenty-years of experience in manufacturing equipments for industrial waste heat recovery. Its waste heat recovery systems and energy-saving heating products have excellent reputations in the marketplace and have a loyal customer in the chemical and metallurgic fields. Based upon Tianjin Huaneng’s technical strength and production capacity, we have revised its operational procedures and incorporated new technologies to increase its production capacity and reduce its operating costs. In addition, we have cooperated with the prestigious domestic industrial design institutions to increase the production capacity of energy-saving industrial kilns in 2010. Moreover, we are planning to expand the production capability of Tianjin Huaneng to maximum its profit generation ability in the near future. Sales of these products and systems comprised approximately 75% of our total net revenues in 2010 compared to 78% of our total revenues for 2009.

Integrated Solar Heating Packages

A number of our products are being used in complete building integrated solar heating packages, which integrate our solar hot water and space heating systems directly into the construction of new multi-family dwellings, commercial office buildings and industrial developments. In 2010, the integrated solar heating packages projects are in good performance. We have signed dozens of projects on designing, supplying and installing solar water heater and radiant floor heating system with real estate developers in China to realize our capability in building integrated energy efficiency solutions. In 2010, we have signed contracts with Beijing Changping Home Inn, Qinxinyuan 7 Days Inn, Tianjin KFC, Bazhou Hairun, and Jinhaihu New Countryside I, and others.

New Product Pipeline

We have the following new product in production:

Densely Covered Regular Tubular Heater:  We have developed a new solar water heater which is designed with densely covered evacuated tubes to improve heating efficiency with only a small cost increase. As an updated regular evacuated tubular heater, this product installs more tubes in one square meter than normal products do. For instance, it has ten tubes on one collector while others only have eight.

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

During the past four (4) years, we have purchased stainless steel plate primarily from Lingyi Co. in Shandong Province. Our three (3) suppliers of vacuum tubes are Shangdong Taian Co., Beijing Linuo Co. and Beijing Tianpu Co. Our principal suppliers of steel and iron plate are from the local market in Bazhou City, where Deli Solar (Bazhou) is located, which has approximately 100 steel suppliers. We do not rely on any particular suppliers to procure other raw materials.

During the past four (4) years, we have purchased stainless steel plate primarily from Haihui Co. in Tianjin Province. Our principal supplier of steel and iron plate is from the local market in Tianjin City, where Tianjin Huanneng is located, which has approximately 100 steel suppliers. We do not rely on any particular suppliers to procure other raw materials.

Quality Control

Our manufacturing processes follow strict guidelines and standard operating procedures. Deli Solar (Bazhou) has been issued ISO14000 certification and 3C Certificate in 2011.  Tianjin Huaneng was issued ISO9000 on November 5th, 2004.

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

Brands	Products	Model Numbers
Deli Solar	Solar Water Heaters	DLYG-12/75
Ailiyang	Solar Water Heaters	ALY-12/75

Demand for Our Products

In last few years, the majority of the demand for our solar water heaters and space heaters was from residential households. For the increasing oil price and electricity price, the products demand tendency changes from individual and residential households to collective bath & leisure centers in rural areas or companies/organizations bathing centers. Presently, we sell our solar water heaters and space heaters primarily in the rural areas of the northern part of the PRC including Hebei, Beijing, Tianjin, Heilongjiang, and Liaoning, where there is prolonged sunny and dry weather.

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

Our Product Warranty

We provide a three (3)-year standard warranty to our end users for all of the solar heater and boiler and space heating products we manufacture. Under this standard warranty program, we provide free repair and exchange of component parts in the first year following the purchase, and we charge labor costs for repair and maintenance but provide free exchange of component parts in the second and third years following the purchase. Thereafter, end users are required to pay for any repair and maintenance services, as well as exchange of component parts. Most of our warranty services are performed by our independent sales agents and distributors in return for a 1 – 2% discount of the purchase price they pay for our products. According to the standard terms of our agreement with sales agents, we allow our sales agents and distributors to return any defective product for exchange.

We provide a one (1)-year standard warranty to our customers for all of heat pipe related equipment products we manufacture. Under this standard warranty program, we provide free repair and exchange of component parts in the first year following the purchase. After one year, our customers will pay for our quality margin.

Distribution

The distribution network of the industrial waste heat recovery systems by Tianjin Huaneng gradually expand, while the distribution of single solar products shrank. The PRC is a vast country geographically and the markets for our products span many regions. To penetrate these markets effectively, especially the less-developed rural areas, we have established a distribution and sales network that includes approximately 300 distributors and wholesalers and approximately 400 local appliance retailers covering 26 provinces in China, with a focus on the northern PRC area, north-eastern PRC area, Beijing metropolitan area, and Tianjin metropolitan area. The northern PRC area includes Hebei Province, Henan Province, Shandong Province, Shanxi Province and An’hui Province. The north-eastern PRC area includes Liaoning Province and Heilongjiang Province. Besides, we also have established cooperation relationships with over 200 design institutions regarding to low carbon / green energy projects. We believe that our comprehensive distribution and sales network enables us to efficiently serve the rural communities without having to rely on any particular agent or distributor for our sales.

In the past six (6) years, no single agent or distributor has generated more than 5% of our total net revenues in any single year. In Tianjin Huaneng, all of the revenues are generated from the company’s own sales.

We are consolidating our network of distributors, sales agents, and retailers to promote the sales of our single solar products.

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

Research and Development Activities

In 2010, Tianjin Huaneng hires 21 new sales and design engineers for enhancing the R&D strength of the company. Deli Solar (Beijing) also hires 6 new engineers in low-carbon building construction design and solar hot water planning, such as Ms Wang Jiwei, Ms Wen, Ms Wang Desheng and others.

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

Intellectual Property

Trademarks

Deli Solar (Bazhou) is the holder of the following trademarks registered with the Trademark Offices of the PRC National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Authorized Scope	Valid Term	Certificate Number
Deli Solar	Boiler (Space Heating Utility);	03/14/2003 -	1978396
	Solar Hot Water Utility;	03/13/2013
Solar Stove and Solar Energy
Collection Heater
Aili Solar (to replace our brand “Ailiyang”)		Approved, pending the trademark certificate delivery

A registered trademark is protected for a term of ten (10) years, renewable for another term of ten years under the trademark law of the PRC, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

Patents

Tianjin Huaneng had obtained the following patents in the PRC for its unique solar energy selective absorbing coat and manufacturing technology:

Authorized Scope	Valid Term	Certificate Number
Cold water recovery system in solar heating	2015	ZL200620016815X
Recycle Heating Product in different temperature system	n/a	Application obtained 7/4/09 UPDATE

Invention Patent

Authorized Scope	Valid Term	Certificate Number
Solar Heat Collection and Temperature Maintenance Decorating Wallboard via Air	2009-2029	ZL200710201483.1

Domain Names

We own and operate a website under the internet domain name http://www.delienergy.com & www.delisolar.com. Tianjin Huaneng owns and operates a website under the internet domain name http://www.tjhuaneng.com/. The information contained in these websites does not form part of this report.

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

Annual Sales
1999 A	5.0 million ㎡
2000 A	6.0 million ㎡
2001 A	8.0 million ㎡
2002 A	10.0 million ㎡
2003 A	12.0 million ㎡
2004 A	16.2 million ㎡
2015 F	232.0 million ㎡

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

Similarly, we expect the solar water heater market will become more mature. According to the Chinese Solar Energy Society, by 2020, it is predicted that production will reach 45 million square meters, storage volume will reach 300 million square meters, and every thousand people will have 210 square meter to share.

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

Employees

As of December 31, 2010 we had approximately 700 full time employees.

Deli Solar (Bazhou) requires each employee to enter into a one (1) year standard employment agreement. Tianjin Huaneng employees have five (5) year agreements. The standard employment agreement contains a confidentiality clause and a covenant-not-to-compete clause, under which an employee must keep confidential all manufacturing technology including drawings and other technology materials, sales and financial information, and trade secrets obtained through his or her employment with us. Breach of this confidentiality clause will result in termination of employment. Further, each employee may not compete against us for a certain period of time following the termination of employment with us. We purchase group workers' compensation policies on behalf of our employees, and the premium is deducted from each employee's paycheck.

ITEM 1A. RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2. PROPERTY

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a “land use right.” The following are the details regarding our land use rights with regard to the two pieces of land that we use in our business. The land use rights owned by Deli Du, our Chief Executive Officer, President and Director, were transferred to us in October 2005 for a price of RMB20,000 (approximately $2,588). The application for the change of the land use right certificate for this piece of land was submitted to Bazhou City National Land Resources Bureau on January 16, 2006. The application is still pending till now.

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

Tianjin Huaneng built a new facility with over 7,500 square meters in March 2008, which commenced operations in November, 2008. Total construction costs were $984,287.

On March 17, 2006, Deli Solar (Bazhou) entered into an agreement with the local government to acquire land use rights of a parcel of land of 61,530 square meters at the price of approximately $919,858. This piece of land is close to the present Bazhou factory and is used to promote the present manufacturing base at Bazhou City. The land use right has been approved by the local government after payment of approximately $919,858. An official certificate evidencing the land lease has not yet been delivered from the government to us.

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

We lease our Beijing office facility of approximately 2,000 square meters at No. 28, Fengtai Bei Road, Fengtai District from Beijing Dajiangxia Technology and Trade Co., Ltd. pursuant to a renewable lease with a term from October 1, 2005 to August 8, 2011. However, to the Government Public Housing Demolition, the office lease was terminated by December, 2009. No rent related shall be paid any more.

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

The following table sets forth the high and low bid prices, in the over-the-counter market, as reported and summarized by the OTCBB, for each fiscal quarter during each of the fiscal years ended December 31, 2008, December 31, 2009 and December 31, 2010. These prices are based on inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Year Ended December 31, 2010
03/31/2010	0.41	0.29
06/30/2010	0.43	0.24
09/30/2010	0.39	0.26
12/31/2010	0.35	0.25
Year Ended December 31, 2009
03/31/2009	1.00	0.17
06/30/2009	0.71	0.27
09/30/2009	0.52	0.29
12/31/2009	0.70	0.31
Year Ended December 31, 2008
03/31/2008	3.70	1.50
06/30/2008	2.36	1.36
09/30/2008	1.65	1.05
12/31/2008	1.41	0.70

Since the completion of the reverse merger, our common stock has traded sporadically and with high volatility. Consequently, our historical prices may not be an accurate indication of the future prices of our common stock.

Holders

As of March 31, 2011, there were 15,233,652 shares of our common stock issued and outstanding, and there were approximately 2,512 holders of record of our outstanding shares of common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

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

Penny Stock Regulations

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. As of March 31, 2011, the last reported sale price of our common stock was $0.24 per share. Our common stock falls within the definition of penny stock and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

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

Approximately 26% of our net revenue for the year ended December 31, 2010 was derived from sales of our solar heater/Biomass stove, 73% from sales of our Building integrated energy projects Industrial waste heat recovery/energy-saving projects, and 1% from sales of our Building integrated energy projects, respectively. Approximately 94.5% and 5.5% of our net revenues for the year ended December 31, 2010, were derived from sales made in domestic the PRC and overseas the PRC, respectively.

Recent Developments

There are no material events taken recently.

RESULTS OF OPERATIONS

Results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009

Sales Revenue

	2010	2009
Solar heater/Biomass stove/Boiler related products	$7,293,052	$5,561,891
Heat pipe related equipments/Energy-saving projects	21,128,569	20,486,387
Building integrated energy-saving projects	121,204	267,393
	$28,524,825	$26,315,671

Overall: Sales revenue for 2010 was $28,524,825 as compared to $26,315,671 for 2009, an increase of $2,209,154 or 8.4% compared to 2009. It is mainly for the increasing market demand in solar heater and biomass stove products.

Solar heater/Biomass stove/Boiler related products: Sales revenue for these products for 2010 was $7,293,052 as compared to $5,561,891 for 2009, an increase of $1,731,161 or 31.1%. The increase in sales revenue derives mainly  from the recovery of solar heater/biomass stove/boiler market and the increase of raw materials’ price which leads to higher selling price of products related.

Heat pipe related equipments/Energy-savings projects: Sales revenue for 2010 was $21,128,569 compared to $20,486,387 for 2009, an increase of $642,128 or 3.1%.

Cost of revenue

	2010	2009
Solar heater/Biomass stove/Boiler related products	$5,767,334	$4,292,012
Heat pipe related equipments/Energy-saving projects	15,943,618	14,416,564
Building integrated energy-saving projects	177,434	154,376
	$21,888,386	$18,862,952

Overall: Cost of revenue for 2010 was $21,888,386 as compared to $18,862,952 for 2009, an increase of $3,025,434 or 16.0% compared to 2009.

Solar heater/Biomass stove/Boiler related products: Cost of revenue for these products for 2010 was $5,767,334 as compared to $4,292,012 for 2009, an increase of $1,475,322 or 34.4%. The increase in the cost of revenue was primarily contributable to the increase of revenues from solar heater/biomass stove/boiler related products.

Heat pipe related equipments/Energy-savings projects: Cost of revenue for 2010 was $15,943,618 compared to $14,416,564 for 2009, an increase of $1,527,054 or 10.6%. The increase in cost of revenue of heat pipe related equipments/energy-saving projects was primarily due to the increase of sales of those products.

Gross Profit

Gross profit	2010	2009
Solar heater/Biomass stove/Boiler related products	$1,525,718	$1,269,879
Heat pipe related equipments/Energy-saving projects	5,184,951	6,069,823
Building integrated energy-saving projects	(56,230)	113,017
	$6,654,439	$7,452,719

Overall: Gross profit margin for 2010 was $6,654,439 as compared to $7,452,719 for 2009, an decrease of $798,280 or 10.7% compared to 2009. The decrease in gross profit margin derived from Heat pipe related equipments/Energy-savings projects and Building integrated energy-saving projects.

Solar heater/Biomass stove/Boiler related products: Gross profit margin for these products for 2010 was $1,525,718 as compared to $1,269,879 for 2009, a increase of $255,839 or 20.1%. The increase in Gross profit derived from part of the recovery in solar heater/biomass stove/boiler’s market. However we expect there is still fierce competition in the market in the future.

Heat pipe related equipments/Energy-savings projects:  The gross profit of heat pipe related equipments/ Energy-savings projects in 2010 was 5,184,951 compared to $6,069,823 for 2009, a decrease of $884,872 or 14.6%. The decrease in the gross profit was primarily contributable to the higher costs of revenues.

Operating Expenses

Operating expenses for 2010 were $5,629,720 as compared to $6,626,691 for 2009, a decrease of $996,971 or 15.0%. The overall decrease in operating expenses was primarily due to control all kinds of expenses and decrease in reserve for bad debts in 2010.

Depreciation and amortization included in operating expense increased to $502,177 for 2010 from $383,531 for 2009, primarily for the rent of Deli Solar (Beijing) office expired ahead of previously contracted date. Therefore, the residual value of the rent office was completely transferred to the amounts of depreciation and amortization. the previous rent office expired in Deli Solar (Beijing), residual decoration fees of previous office transferred into depreciation and amortization.

Selling and distribution expense increased to $3,151,482, for 2010 or 30.8%, from $2,410,181 for 2009, primarily due to the increase in sales, which led to increase in advertising expense, transport costs and travelling expense.

General and administrative expenses were $1,976,061 (or approximately 6.9% of sales revenue) for 2010, compared to $3,832,979 (or approximately 14.6% of sales revenue) for 2009, primarily due to the reduction of our daily administrative expense, include salary, public fair fee etc. and reduction of bad debt expense in 2010.

Net Income

Net income was $403,818 for 2010, compared to $1,074,345 of net income for 2009, a decrease of $670,527. The decrease in net income was due to primarily reduce in gross profit and other income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $951,645 in 2010, while net cash provided by our operating activities was $975,372 for 2009. This was due to an increase in accounts receivable and inventories.

Net cash used in investing activities was $242,136 for 2010, compared with net cash provided by investing activities in the amount of $2,143,883 for 2009, primarily due to the proceeds received from disposal of a subsidiary in 2009.

Net cash provided by financing activities was $1,247,133 for 2010, compared with $51,240 for 2009. The increase of $1,195,893 was due to the proceeds from bank loan and loan from employees.

We believe that current cash flow is sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. We may require additional cash for further development of business, including any investments or acquisitions we may decide to pursue. However, we cannot assure you that such funding will be available.

Cash

Cash and cash equivalents increased to $5,048,133 as of December 31, 2010, compared to $4,980,717 as of December 31, 2009. Not significant change have made between in 2010 comparing to 2009.

Accounts Receivable

Accounts receivable increased to $10,011,187 as at December 31, 2010, from $8,067,944 as of December 31, 2009, primarily due to an increase in accounts receivable in connection with an increase of sales under Tianjin Huaneng.

Inventory

Inventories increased to $7,808,225 as of December 31, 2010, as compared to $4,547,170 as at December 31, 2009. This substantial increase was primarily due to an increase in connection with an increase of sales under Tianjin Huaneng.

Other Receivables and Prepayments

Other receivables and prepayments increased to $2,366,870 as at December 31, 2010, compared to $1,733,695 as at December 31, 2009

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity or capital expenditures.

ITEM 7A. QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Solar & Clean Energy Solutions, Inc.

We have audited the accompanying consolidated balance sheets of China Solar & Clean Energy Solutions, Inc as of December 31, 2010 and 2009 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Solar & Clean Energy Solutions, Inc as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
April 14, 2011

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$5,048,133	$4,980,717
Accounts receivable, net	10,011,187	8,067,944
Inventories	7,808,225	4,547,170
Other receivables and prepayments	2,366,870	1,733,695
Deferred tax assets	745,512	588,016
Total current assets	25,979,927	19,917,542

Property and equipment, net	13,706,953	13,775,554
Goodwill	2,026,468	1,967,153
Land use rights,net	1,599,243	1,592,140
Investment in Trueframe International Limited	4,339,070	3,812,806
TOTAL ASSETS	$47,651,661	$41,065,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loan - bank	$754,979	$-
Accounts payable	3,004,454	1,601,002
Customer deposit payable	7,254,392	4,488,561
Taxes payable	863,280	1,278,974
Other payables and accrued liabilities	4,547,531	4,316,908
Employee loan	1,945,823	1,266,747
Current portion of long-term liabilities	1,236,354	1,171,709
Total current liabilities	19,606,813	14,123,901

Long-term liabilities	-	156,410

Stockholders’ equity
Convertible preferred stock: par value $0.001, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 66,666,667 shares authorized, 15,233,652 shares issued and outstanding at December 31, 2010 and 2009	15,233	15,233
Additional paid-in capital	22,611,909	22,611,909
Accumulated other comprehensive income	1,485,064	693,016
Retained earnings	3,504,112	3,100,294
Total stockholders’ equity-China Solar	27,616,318	26,420,452
Non-controlling interest in subsidiary	428,530	364,432
Total Stockholder’s Equity	28,044,848	26,784,884
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,651,661	$41,065,195

See accompanying notes to financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2009

Revenue	$28,542,825	$26,315,671
Cost of revenue	21,888,386	18,862,952
Gross profit	6,654,439	7,452,719

Operating expenses
Depreciation and amortization	502,177	383,531
Selling and distribution	3,151,482	2,410,181
General and administrative	1,976,061	3,832,979
Total operating expenses	5,629,720	6,626,691

Income from operations	1,024,719	826,028

Other income (expenses):
Other income (expenses)	(45,603)	717,750
Interest expense, net of interest income	(385,287)	(214,269)
Equity in earnings of non-consolidated subsidiary	33,855	-
Total other income (expenses)	(397,035)	503,481

Income From Continuing Operations Before Income Taxes	627,684	1,329,509
Income tax expense	157,847	266,168
Income From Continuing Operations	469,837	1,063,341
Loss From Discontinued Operations(net of tax)	-	(512,390)
Gain on disposal of discontinued operation (net of tax)	-	652,753
Net Income	469,837	1,203,704
Less: Net income attributable to non-controlling interests	66,019	129,359
Net income attributable to the Company	$403,818	$1,074,345

Earnings (losses) per common share - Basic and Diluted
Continuing operations	$0.03	$0.07
Discontinued operations	$-	$(0.04)
Gain on sale of discountinued operation	$-	$0.05
	0.03	0.08

Weighted average common shares outstanding - Basic and Diluted	15,233,652	15,815,125

See accompanying notes to financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009

Cash flows from operating activities:
Net income attributable to the Company	$403,818	$1,074,345
Loss from discontinued operation	-	512,390
Income from continuing operations	403,818	1,586,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	780,488	722,561
Provision for allowance on accounts receivable	-	708,144
Provision for inventory writes downs	-	139,854
Gain on disposal of discontinued operation	-	(652,753)
Equity in earnings from non-consolidated subsidiary	(33,855)	-
Noncontrolling interest in income of subsidiary	66,019	129,359
Deferred tax	(157,496)	-

Changes in operating assets and liabilities:
Accounts receivable	(1,692,898)	(3,331,052)
Inventories	(3,119,958)	1,811,220
Other receivables and prepayments	(819,379)	431,902
Accounts payable	1,353,773	452,574
Tax payable	(455,380)	(126,083)
Other payables and accrued liabilities	2,723,223	(218,021)
Net cash provided by (used in) operating activities	(951,645)	1,654,440
Net cash used in discontinued operation	-	(679,068)
Net cash provided by (used in) operating activities	(951,645)	975,372

Cash flows from investing activities:
Proceeds from disposal of subsidiary	-	2,758,277
Payment for acquisition of a subsidiary	-	(130,298)
Purchase of property and equipment	(242,136)	(484,096)
Net cash provided by (used in) investing activities	(242,136)	2,143,883

Cash flows from financing activities:
Proceeds from short-term bank loan	754,979	-
Proceeds from employee loans	639,769	-
Contribution from (distribution to) non-controlling interest	(147,615)	51,240
Net cash provided by financing activities	1,247,133	51,240

Effect of exchange rate on cash and cash equivalents	14,064	(10,660)

Increase in cash and cash equivalents	67,416	3,159,835

Cash and cash equivalents, beginning of year	4,980,717	1,820,882

Cash and cash equivalents, end of year	$5,048,133	$4,980,717

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$660,281	$381,563
Cash paid for interest	$223,431	$129,012

Supplemental disclosure of non-cash financing activities:
Preferred shares converted to common shares	-	373

See accompanying notes to financial statements

CHINASOLAR & CLEAN ENERGY SOLUTION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

									Non-
	Preferred stock		Common stock		Additional	Other			controlling	Total
	No. of	Par	No. of	Par	Paid-in	Comprehensive	Retained	Earnings	Interest In	Stockholders’
	shares	value	shares	value	Capital	Income	Earnings	Reserve	Subsidiaries	Equity

Balance as of January 1, 2009	373,566	$373	13,799,450	$13,799	$23,073,258	$1,615,082	$2,025,949	$963,106	$194,542	$27,886,109

Disposal subsidiary					(460,288)			(963,106)		(1,423,394)
Preferred share converted	(373,566)	(373)	373,566	373						0
Net income							1,074,345		129,359	1,203,704
Foreign currency translation adjustment						(922,066)			2,277	(919,789)
Appropriation of dividends									(12,986)	(12,986)
Appropriation of statutory surplus reserves										0
Capital contribution from non-controlling shareholder									51,240	51,240
Cancellation common stock			(939,364)	(939)	939					0
Shares released and to be released from escrow			2,000,000	2,000	(2,000)					0
	0	0	15,233,652	15,233	22,611,909	693,016	3,100,294	0	364,432	26,784,884
Balance as of December 31, 2009
										0
Net income							403,818		66,019	469,837
Foreign currency translation adjustment						792,048			11,308	803,356
Distribution to non-controlling interest									(13,229)	(13,229)

Balance as of December 31, 2010	0	$0	15,233,652	$15,233	$22,611,909	$1,485,064	$3,504,112	$0	$428,530	$28,044,848

See accompanying notes to financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2010	2009

Net Income attributable to the Company	$403,818	$1,074,345
Other comprehensive income (loss)
Currency translation adjustment	803,356	(919,789)
Comprehensive income	1,207,174	154,556
Less: Comprehensive income attributable to non-controlling interests	11,308	2,277
Comprehensive Income Attributable To the Company	$1,195,866	$152,279

See accompanying notes to financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The consolidated financial statements include the financial statements of China Solar, Deli Solar (BVI), Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing), Tianjin Huaneng and Tianjin Huasheng. All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities issued in share based payment arrangements, determining the fair value of our common stock, the collectability of accounts receivable and deferred taxes and related valuation allowances. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

Inventories

Inventories include direct materials, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a first-in, first-out basis. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories. As of December 31, 2010, and 2009, the Company recorded $0 and $139,854 in inventory writes downs, respectively.

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

Goodwill and intangible assets

We account for business combinations in accordance with current authoritative guidance, which requires that the acquisition method of accounting be used for all business combinations. It requires intangible assets acquired in a business combination to be recognized and reported separately from goodwill.

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

We evaluate intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. In the opinion of management, there was no impairment for the year ended December 21, 2010 and 2009.

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

Impairment of long-lived assets

Long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. In the opinion of management, there has been no impairment as of December 31, 2010 and 2009.

Investments

The Company accounts for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. The Company records its share of the investee’s earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes in the accompanying consolidated statements of operations. The Company evaluates it equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced other than temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary value, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. In the opinion of management, there was no impairment for the year ended December 31, 2010 and 2009.

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

Advertising expense

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2010 and 2009 were $252,998 and $497,117 respectively.

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Net income per share

Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Stock-Based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Fair value of financial instruments

We have adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair  value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates which are comparable to rates of returns for instruments of similar credit risk and because of the short term maturity of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction and foreign jurisdictions, principally the PRC. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to the reverse merger on March 31, 2005. The Internal Revenue Service (IRS) has not commenced any examinations of the Company's U.S. income tax returns for the year 2005, of which reverse merger taking place, through 2008.

The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2008 as a result of the implementation of any uncertain tax position.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this update are effective beginning in the period that an entity adopts Subtopic 810-10. The adoption of the provisions in ASU 2010-02 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. Except for the expanded disclosure requirement the adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to Subsequent Events (Topic 855). This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INVESTMENT IN TRUEFRAME INTERNATIONAL, INC.

During the year ended December 31, 2008 and 2009, we loaned Shenzhen Fuwaysun Technology Co., Ltd. (“Fuwaysun”) approximately $4,000,000 under two loan agreements. In October 23, 2009, our wholly owned subsidiary, Bazhou Deli Solar energy Heating Co. Ltd. (“Bazhou”), entered into an agreement with Trueframe International Co. Ltd. (“Trueframe”), the 55.78% indirect owner of Fuwaysun to acquire 28% of outstanding stock of Trueframe in exchange for the loans of approximately $4,000,000. Trueframe is a BVI company who owns 32,550,000 outstanding shares, or approximately 55.78% of AgriSolar Solutions, Inc. (“AgriSolar”). Agrisolar owns 100% of Fuwaysun through other wholly owned subsidiary.

On January 8, 2010, Fuwaysun entered into a Share Exchange Agreement with AgriSolar Solutions, Inc., a Colorado corporation (“Agrisolar”). Pursuant to the terms of the Exchange Agreement, the Agrisolar agreed to acquire all of the issued and outstanding shares of common stock in Fuwaysun, in exchange for the issuance of an aggregate of up to 58,055,000 shares of the Agrisolar’s common stock to the shareholders of Fuwaysun, thereby causing Fuwaysun and its wholly-owned subsidiaries, Fuwaysun Technology (HK) Limited, a Hong Kong corporation (“FTHK”), Forboss Solar (ShenZhen) Co, Ltd, a PRC corporation (“Forboss”), and Shenzhen Fuwaysun Technology Company Limited, a PRC corporation (“Fuwaysun”) to become wholly-owned subsidiaries of the Agrisolar (the “Share Exchange”). As a result of the Share Exchange, Trueframe International Limited is the owner of 32,550,000 shares, or approximately 55.78% of Agrisolar issued and outstanding common stock. In October, 2009, the loans, exclusive of RMB 1,000,000 (approximately $146,451) were converted into 28% of the outstanding equity of Trueframe international limited (“Trueframe”). Trueframe is a holding company that owns 55.78 % of Fuwaysun. The remaining RMB 1,000,000 is due when Fuwaysun receives adequate funding. Thus, Deli Solar (BVI) owns indirectly 15.62% of the outstanding common stock of AgriSolar Solutions, Inc.

The investment in Trueframe has been accounted for under the equity method.

Summarized financial information of Trueframe as of December 31, 2010 and for the year then ended assuming a 100% ownership interest is as follows:

BALANCE SHEET
Current assets	4,969,709
Non-current assets	755,198
Current liabilities	3,229,152
Non-current liabilities	-
Stockholders' equity	2,495,755

STATEMENT OF OPERATIONS
Revenue	5,296,347
Gross profit	1,828,345
Income before income tax	189,081
Net income	120,909

5.	BUSINESS DISPOSAL

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

As summary of the operations of SZPSP for the year ended December 31, 2009 is follows:

Revenues	$1,024,103
Loss before provision for income taxes from discontinued operations	(501,120)
Income tax provision	11,270
Loss from discontinued operation	$(512,390)

6.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	As of December 31,
	2010	2009

Accounts receivable, cost	$11,341,103	$9,621,122
Less: allowance for doubtful accounts	1,329,916	1,553,178
	$10,011,187	$8,067,944

For the year ended December 31, 2010 and 2009, the company recorded bad debt expense of $0 and $1,129,533, respectively.

Summary of changes in allowance for doubtful accounts is as follows:

	Year ended December 31,
	2010	2009

Beginning balance	$1,553,178	$845,034
Write-off during the year	(223,262)	(184,485)
Additional allowance	-	892,629
Ending balance	$1,329,916	$1,553,178

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2010	2009

Raw materials	$1,992,316	$1,186,188
Consumables	17,804	16,358
Work-in-process	867,726	57,357
Finished goods	4,930,379	3,287,267
	$7,808,225	$4,547,170

8.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following:

	As of December 31,
	2010	2009

Advance to suppliers	$867,018	$555,781
Other receivables	1,499,852	1,177,914
	$2,366,870	$1,733,695

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	As of December 31,
	2010	2009

Buildings	$14,108,011	$13,662,321
Plant and machinery	2,036,688	1,913,019
Office equipments	53,887	49,404
Motor vehicles	624,612	507,579
Electronic equipment	389,294	350,451
	17,212,492	16,482,774
Less: accumulated depreciation	(3,505,539)	(2,707,220)
Property, plant and equipment, net	$13,706,953	$13,775,554

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	LAND USE RIGHTS

Intangible assets consisted of the following:

	As of December 31,
	2010	2009

Land use rights, at cost	$1,812,756	$1,758,200
Less: accumulated amortization	213,513	166,060
Land use rights, net	$1,599,243	$1,592,140

Amortization expense for the years ended December 31, 2010 and 2009 was $42,300 and $55,164, respectively.

11.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2010	2009

Salary payable	$637,996	$521,951
Accrued expenses and interest payable	294,009	226,430
Other payables	2,577,525	2,551,978
Warranty provision	1,038,001	1,016,549
	$4,547,531	$4,316,908

12.	LONG-TERM LIABILITIES

	As of December 31,
	2010	2009

Loan payable relating to acquisition of Tianjin Huaneng	$1,236,354	$1,328,119
Less: current portion	1,236,354	1,171,709
	$-	$156,410

The balance of long-term liability represents the installment payments of acquisition the minority interest of Tianjin which is non-interest bearing and due on demand.

13.	LOAN PAYABLE EMPLOYEE

Loan payable – employee consist of loans from employees of TianJin HuaNeng which bear interest rate at 12% per year and have no fixed maturity date.

14.	SHORT-TERM LOAN - BANK

Short-term loan payable to a bank bears interest at 5.31% per annum and is due in March 1, 2011. This loan was renewed in April 2011 with 6.31% interest rate and the new loan is due in April 5, 2012.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCK HOLDERS’ EQUITY

Common stock

During the year ended December 31, 2009, 373,566 shares of preferred stock were converted to the same number of shares of common stock.

During the year ended December, 31, 2010, no additional shares of common stock were issued. The outstanding common stock of CSOL remains 15,233,652.

Common Stocks Held in Escrow

In connection with the private placement on February 29, 2008, the Company deposited 2,000,000 shares of common stock (“Make Good Shares”) into escrow and we are required to deliver (i) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2008 is less than $4.8 million; and (ii) 1,000,000 of the Make Good Shares to the investors on a pro rata basis for no additional consideration in the event that the Company’s after-tax net income for the fiscal year ending December 31, 2009 is less than $8 million. The after tax net income target of $4.8 for the year ended December 31, 2008 and $8 million for the year ended December 31, 2009 have not been met. The registration statement of 2,000,000 of the Make Good shares to the investors was declared effective.

Warrants

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2010:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term
Outstanding and Exercisable at January 1, 2009	7,091,682	$2.76	3.53 years
Granted	-	-
Exercised	-	-	-
Forfeited	469,150	-	-
Expired	-	-	-
Outstanding and Exercisable at December 31, 2009	6,622,532	$2.48	2.25 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and Exercisable at December 31, 2010	6,622,532	$2.48	1.25 years

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

United States of America

China Solar was incorporated in the State of Nevada and is subject to the tax laws of United States of America. As of December 31, 2010, the operation in the United States of America had $ 760,609.51 of net operating profit available for federal tax purposes, which are available to offset prior taxable loss.

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

	Years ended December 31,
The comparison of income tax expense at the U.S. statutory rate of 35% in 2010 and 2009 to	2010	2009
the Company's effective tax rate is as follows:

U.S. Statutory rate	222,684	465,328
Tax rate difference between China and U.S.	(132,371)	(100,734)
Change in valuation allowance	115,431	(349,993)
Permanent differences	(47,897)	251,567
Effective tax rate	157,847	266,168

The provision for income taxes are summarized as follows:

Current	315,343	344,059
Deferred	(157,496)	(77,891)
Total	157,847	266,168

	As of December 31,
The tax effects of temporary differences that give rise to the Company's net deferred tax asset	2010	2009
as of December 31, 2010 are as follows:

Deferred tax assets
Reserves	393,747	413,886
Accrued expenses	251,489	174,130
Revenue recognition	87,729	-
Depreciation and amortization	12,547	-
Net loss carry forward	275,563	160,132
Gross deferred tax assets	1,021,075	748,148
Valuation allowance	(275,563)	(160,132)
Total deferred tax assets	745,512	588,016

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year less number of warrants issued during the year in note 10.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2010 and 2009:

	2010	2009

Basic and diluted net income per share calculation

Numerator:
Net income from continuing operations	$403,818	$933,982
Net (loss) income from discontinued operation	-	(512,390)
Gain on sales of discontinued operation	-	652,753
	$403,818	1,074,345
Denominator: - Weighted average ordinary shares outstanding	15,233,652	15,815,125

For the year ended December 31, 2010 and 2009, warrants have been excluded from the diluted earnings per share calculation as they are anti dilutive.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)	Business information

The Company has three reportable segments namely Solar Heater/Biomass Stove/Boiler related products, Heat pipe related products, Building integrated energy-saving projects for the years ended December 31, 2010 and 2009.

An analysis of the Company’s revenue and total assets are as follows:

	Years ended of December,31
	2010	2009
Revenue:
Solar Heater/Biomass Stove/Boiler related products andother	$7,293,052	$5,561,891
Heat Pipe related products	21,128,569	20,486,387
Building integrated energy-saving projects	121,204	267,393
	$28,542,825	$26,315,671

	Years ended of December,31
	2010	2009
Gross profit:
Solar Heater/Biomass Stove/Boiler related products	$1,525,718	$1,269,879
Heat Pipe related products	5,184,951	6,069,823
Building integrated energy-saving projects	(56,230)	113,017
	$6,654,439	$7,452,719

	As of December,31
	2010	2009
Total assets:
Solar Heater/Biomass Stove/Boiler related products	$20,640,186	$17,075,566
Heat Pipe related products	22,744,744	17,210,210
Building integrated energy-saving projects	1,524,390	1,774,920
Administration	2,742,341	5,004,499
	$47,651,661	$41,065,195

Total goodwill:
Solar Heater/Biomass Stove/Boiler related products	$-	$-
Heat Pipe related products	2,026,468	1,967,153
Energy-saving projects	-
	$2,026,468	$1,967,153

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)	Geographic information

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

The Company’s operations are located in PRC, which is the main geographical area. The Company’s revenue, gross profit from continuing operation and total assets by geographical market are analyzed as follows:

	Year ended of December,31
	2010	2009
Revenue:
PRC	$26,971,010	$25,840,921
Others	1,571,815	474,750

	$28,542,825	$26,315,671

	Year ended of December,31
	2010	2009
Gross profit:
PRC	$6,268,715	$7,127,693
Others	385,724	325,026

	$6,654,439	$7,452,719

	As of December,31
	2010	2009
Total assets:
PRC	$47,629,861	$37,720,553
Others	21,800	3,344,642

	$47,651,661	$41,065,195

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	CONCENTRATION OF RISK

(a)	Major customer

Approximately 0% and 13% of the Company’s sales were to one customer during the year ended December 31,2010 and 2009, respectively. Approximately $0  and $164,426 was due from the customer at December 31, 2010 and 2009, respectively.

(b)	Major vendors

Approximately 17% and 30 % of the Company’s purchase were from one vendor during the year ended December 31,2010 and 2009. Approximately $314,209 and $437,756 was owed to the vendor at December 31, 2010 and 2009, respectively.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

The Company leases buildings under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2011	112,292
2012	116,935
2013	69,372
2014	19,430
2015	19,430
Years after	137,089
Total	$474,548

For the years ended December 31, 2010 and 2009, rental expenses were $96,464 and$157,325, respectively.

21.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued.  No reportable or disclosure transactions occurred through that date.

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

The reports of Cordovano on the financial statements of the Company for the fiscal years ended December 31, 2009 and 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and subsequent interim period through the date of termination, there were no reportable events as the term is described in Item 304(a)(1)(v) of Regulation S-K.

On July 20, 2009, we appointed Paritz & Company, P.A. (“Paritz”) as its new independent registered public accounting firm for the fiscal year ending December 31, 2009 and Paritz still our independent registered public accounting firm for the fiscal year ending December 31, 2010.During the Company’s two most recent fiscal years and any subsequent interim period prior to the engagement of Paritz, neither the Company nor anyone on the Company’s behalf consulted with Paritz regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event.”

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors as of the date of this prospectus are as follows:

Name	Position	Age
Deli Du	President, CEO, Director	46
Yang Mu(1)	Chief Financial Officer	35
Joseph J. Levinson	Director	34

(1)	Mr. Yang Mu was appointed as our CFO on March 29, 2011.

As of August 5, 2010, our board of directors consisted of four members. We also have an audit committee and a compensation committee. As of August 5, 2010, Messrs. Zhenhang Jia (our independent director from August 7th, 2007 to August 6, 2010, who retired from the position of our directors on August 6, 2010 upon his agreement with us expired on the same day, without any disputes with us), Zhaolin Ding(our independent director from August 7th, 2007 to August 6, 2010, who retired from the position of our directors on August 6, 2010 upon his agreement with us expired on the same day, without any disputes with us), and Joseph J. Levinson served on the audit committee. From August 6, 2010 to December 31, 2010, Mr. Joseph J. Levinson is the sole member in the audit committee. As of August 5, 2010, Messrs. Zhenghang Jia, Zhaolin Ding and Deli Du served on the compensation committee. From August 6, 2010 to December 31, 2010, Mr. Deli Du is the sole member in the compensation committee. The remaining directors will continue to serve in the Board until our next annual meeting or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Under the terms of the securities purchase agreement entered into on June 13, 2007 with the investors in that financing, we were required, from the time period of July 13, 2007 to July 13, 2010, to increase the size of our Board to five or seven and cause the appointment of a majority of the Board of Directors to be “independent directors,” as defined by the rules of the Nasdaq Stock Market. Prior to November 1, 2007 our Board consisted of four members two of whom were “independent.” Under the terms of the securities purchase agreement we are required to pay those investors liquidated damages equal to one percent (1%) per month of the purchase price of the then outstanding shares of Series A Preferred Stock, in cash or in Series A Preferred Stock at the option of the investors, based on the number of days that such obligation is not met beyond certain grace periods. Accordingly, we were delinquent by 110 days in meeting this obligation and we are required to pay the investors a total of $99,000. The Company is negotiating with the investors for a reduction of the amount due, but no agreement has yet been reached.

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

In addition, under the terms of the securities purchase agreement, we were required, from July 13, 2007 to July 13, 2010, to appoint (i) an audit committee comprised of at least three directors, all of whom are independent, and a (ii) compensation committee comprised of at least three directors, a majority of whom are independent. From July 25, 2008 our audit committee has consisted of three members, all of whom are independent, namely Messrs. Zhaolin Ding, Zhenghang Jia and Joseph J. Levinson. Our compensation committee consists of three members two of whom are independent, namely Messrs. Ding and Jia. Accordingly, we were delinquent in this obligation until July 25, 2008. However, under the terms of the securities purchase agreement no liquidated damages were required to be paid for this breach during any period for which liquidated damages were payable for failing to have an independent board. Accordingly, damages accrued for breach of this provision from November 1, 2007 through July 25, 2008. As a result we are required to pay investors a total of approximately $176,800.00. The Company is negotiating with the investors for a reduction of the amount due, but no agreement has yet been reached.

Deli Du has been our President and CEO since March 31, 2005. Mr. Du founded Deli Solar (Bazhou) in 1997 and has been its controlling equity holder, Chairman and CEO during the past six (6) years. Since June 2004, he has also been a director and general manager of Deli Solar (BVI), Mr. Du is standing committee member of China Solar Energy Utilization Association and China Efficiency Boiler Association. He has been awarded China Outstanding Entrepreneur and China Top 10 Reformer in Enterprise Innovative Practices. Mr. Du graduated from EMBA program in Tsinghua University in 2005.

Yang Mu, age 35, has an extensive experience in the finance, audit, and mergers and acquisitions industries. From July 2006 to February 2011, he was the chief financial officer and the financial controller of China Sun Bio-Chem Technology Group Company Ltd., a Singapore Listed Company (SINGAPORE: CSBT). From June 2002 to July 2006, Mr. Wu served as a project manager in the Beijing office of New York Global Group, an accounting consultation service company which assists medium-small sized Chinese enterprises getting publicly listed in the U.S.  Mr. Mu has advised and assisted many companies, including China Housing & Landing (NASDAQ: CHLN), and China Natural Gas (NASDAQ: CHNG), etc., to get publicly listed in the U.S.  He was an audit manager in Beijing Zhonglei CPA Co., Ltd. from July 1998 to June 2002, where he participated in the audit for China Petroleum & Chemical Corporation (Sinopec)’s initial public offering project and other significant projects.

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

Resignation and Retirement

Effective March 29, 2011, Mr. Fangsong Zheng resigned from his position as Chief Financial Officer of the Company and was subsequently appointed to as the Internal Audit Director of the Company. There were no disagreements between Mr. Zheng and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in her resignation as Chief Financial Officer of the Company.

Mr. Fangsong Zheng was appointed as the successor of Ms. Yinan Zhao, our previous Acting Chief Financial Officer who resigned on August 11, 2010. There were no disagreement between Ms. ZHAO and the Company on any matter relating to the Company’s operations, policies or practices, that resulted in her resignation as Acting Chief Financial Officer of the Company.

Effective August 6, 2010, Mr. Zhaolin Ding retired as the independent director upon his agreement with the Company expired on August 6, 2010, without any disputes with us.

Effective August 6, 2010, Mr. Zhenhang Jia retired as the independent director upon his agreement with the Company expired on August 6, 2010, without any disputes with us.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table reflects the compensation paid to our principal executive officer during each of our fiscal years ending December 31, 2010, 2009 and 2008. None of our other executive officers was paid a salary and bonus of more than $100,000 in 2008, 2009 and 2010 and so none are included in this table.

							Non-Qualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Deli Du(1)	2010	80,000	—	—	—	—	—	—	80,000
President, CEO	2009	80,000	—	—	—	—	—	—	80,000
and Director	2008	80,000	—	—	—	—	—	—	80,000
Yang Mu(2)	2011	36,702	—	—	—	—	—	—	36,702
CFO			—	—	—	—	—	—
			—	—	—	—	—	—

(1)	Commencing March 31, 2005, Mr. Du receives an annual salary of $80,000.
(2)	Commencing March 29, 2011, Mr. Mu receives an annual salary of RMB240,000 (USD $36,702) and the employment agreement between Mr. Mu and the Company is for five (5) years.

Outstanding Equity Awards at 2010 Fiscal Year End

There were no option exercises or options outstanding in 2010.

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

The following table reflects the compensation of directors for our fiscal year ended December 31, 2010:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Zhaolin Ding(1)	13,656	—	—	—	—	—	13,656
Deli Du	20,000	—	—	—	—	—	20,000
Zhenhang Jia(2)	13,656	—	—	—	—	—	13,656
Joseph J. Levinson	20,000	—	—	—	—	—	20,000

(1)	Effective August 6, 2010, Mr. Zhaolin Ding retired as the independent director upon his agreement with the Company expired on August 6, 2010, without any disputes with us.
(2)	Effective August 6, 2010, Mr. Zhenhang Jia retired as the independent director upon his agreement with the Company expired on August 6, 2010, without any disputes with us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the voting securities by (i) any person or group with more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group as of the date hereof.

Named and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (%) of Class (1)
Deli Du, President, CEO and director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	5,186,225	34.0%
Yang Mu Chief Financial Officer No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%
Zhaolin Ding, director (2) No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%
Zhenhang Jia, director (3) No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%
Joe Levinson, director No. 28, Fengtai Bei Road Fengtai District, Beijing, PRC 100071	0	0%
Quercus Trust 1835 NEWPORT BLVD. A109-PMB 467 COSTA MESA CA 92627	2,348,943	15.42%
ARDSLEY ADVISORY PARTNERS 262 HARBOR DRIVE 4TH FLOOR STAMFORD CT 06902	1,666,500	10.94%

All directors and officers as a group (6 persons)	5,186,225	34%

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

(2)	Effective August 6, 2010, Mr. Zhaolin Ding retired as the independent director upon his agreement with the Company expired on August 6, 2010, without any disputes with us.
(3)	Effective August 6, 2010, Mr. Zhenhang Jia retired as the independent director upon his agreement with the Company expired on August 6, 2010, without any disputes with us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2009 we have not engaged in any transactions with any related persons which would require disclosure under Item 404 of Regulation S-K.

As of August 5, 2010, three of the four directors are independent directors under the definition of “independent director” pursuant to NASDAQ Marketplace Rule 5605(a) (2). From August 6, 2010 to December 31, 2010, we have total two directors in the Board and one of them is independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for the fiscal years ended December 31, 2010 and 2009.

Audit Fees. The audit fee of Paritz & Company, P.A is $105,000 for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2010 and the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB for the periods ended June 30, 2010 and September 30, 2010. The audit fee of Paritz & Company P.A. is $105,000 for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2009 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2009, June 30, 2009, September 30 and March 31, 2010.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

3. Exhibits

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

10.24	Employment Agreement with new CFO Yang Mu, dated March 29, 2011..(19)

14	Code of Ethics.(11)

21.1	List of subsidiaries.(12)

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on November 2, 2005.

(2)	Incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC in August 2003.

(3)	Incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on March 26, 2001.

(4)	Incorporated herein by reference to the Registration Statement Amendment No. 1 on Form SB-2 filed with the SEC on February 6, 2006.

(5)	Incorporated herein by reference to Schedule 13D filed by the Company on April 18, 2005.

(6)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on November 28, 2005.

(7)	Incorporated herein by reference to the Registration Statement Amendment No. 2 on Form SB-2 filed with the SEC on May 22, 2006.

(8)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company on June 19, 2007.

(9)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form SB-2 filed with the SEC on January 1, 2008..

(10)	Incorporated herein by reference to our Current Report on Form 8-K filed by the Company with the SEC on March 3, 2008.

(11)	Incorporated herein by reference to our Annual Report on Form 10-KSB/A for the fiscal year edned December 21, 2006 filed by the company with the SEC on April 11, 2007.

(12)	Incorporated herein by reference to the Annual Report on Form 10-KSB filed by the Company on April 10, 2008.

(13)	Incorporated herein by reference to the Registration Statement on Form S-1 filed by the Company on April 14, 2008.

(14)	Incorporated herein by reference to Amendment No. 1 the Registration Statement on Form S-1 filed by the Company on June 25, 2008.

(15)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on August 27, 2008.

(15)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the SEC on January 15, 2008.

(16)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the SEC on April 1, 2008.

(17)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the SEC on October 31, 2008.

(18)	Incorporated herein by reference to the Current Report to Amendment No. 1 on Form 8-K filed by the Company with the SEC on July 15, 2009.

(19)	Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the SEC on March 29, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

Date: April 15, 2011	By:	/s/ Deli Du
Deli Du
Chief Executive Officer, President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Deli Du	April 15, 2011
Deli Du,
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Yang Mu	April 15, 2011
Yang Mu
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Joseph J. Levinson	April 15, 2011
Joseph J. Levinson
Director