Form 10-Q
period 2011-03-31
China Solar & Clean Energy Solutions, Inc.
filed 2011-05-16
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No.: 000-12561

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its Charter)

Nevada	95-3819300
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

4/F West Wing Dingheng Plaza,
45A North Fengtai Road,
Beijing, China, 100071
 (Address of principal executive offices, including Zip Code)

(86) 10-6386-0500
 (Registrant’s telephone number, including area code)

N/A
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

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2011: 15,233,652

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to China Solar & Clean Energy Solutions, Inc. and its subsidiaries. “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2011	As of December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,092,023	$5,048,133
Accounts receivable, net	8,694,692	10,011,187
Inventories	9,825,946	7,808,225
Other receivables and prepayments	2,402,567	2,366,870
Deferred tax assets	745,512	745,512
Total current assets	26,760,740	25,979,927

Property and equipment, net	13,719,889	13,706,953
Goodwill	2,046,397	2,026,468
Land use rights,net	1,605,107	1,599,243
Investment in Trueframe International Limited	4,393,588	4,339,070
TOTAL ASSETS	$48,525,721	$47,651,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loan - bank	$-	$754,979
Accounts payable	2,640,785	3,004,454
Customer deposit payable	10,289,341	7,254,392
Taxes payable	560,263	863,280
Other payables and accrued liabilities	4,159,739	4,547,531
Employee loan	1,937,893	1,945,823
Current portion of long-term liabilities	1,248,856	1,236,354
Total current liabilities and total liabilities	20,836,877	19,606,813

Stockholders’ equity
Convertible preferred stock: par value $0.001, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 66,666,667 shares authorized, 15,233,652 shares issued and outstanding at March 31, 2011 and December 31, 2010	15,233	15,233
Additional paid-in capital	22,611,909	22,611,909
Accumulated other comprehensive income	1,773,501	1,485,064
Retained earnings	2,815,780	3,504,112
Total stockholders’ equity-China Solar	27,216,423	27,616,318
Non-controlling interest in subsidiary	472,421	428,530
Total Stockholder’s Equity	27,688,844	28,044,848
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,525,721	$47,651,661

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2011	2010

Revenue	$3,551,129	$3,896,414
Cost of revenue	2,863,871	2,735,004
Gross profit	687,258	1,161,410

Operating expenses
Depreciation and amortization	126,182	122,513
Selling and distribution	675,120	627,069
General and administrative	406,516	596,765
Total operating expenses	1,207,818	1,346,347

Loss from operations	(520,560)	(184,937)

Other income (expenses):
Interest expense, net of interest income	(116,865)	628
Equity in loss of non-consolidated subsidiary	(1,811)	(72,175)
Total other income (expenses)	(118,676)	(71,547)

Loss Before Income Taxes	(639,236)	(256,484)
Income tax expense	9,330	66,177
Net Loss	(648,566)	(322,661)
Less: Net Income attributable to non-controlling interests	39,766	4,999
Net loss attributable to the Company	$(688,332)	$(327,660)

Earnings (losses) per common share - Basic and Diluted	$(0.05)	$(0.02)

Weighted average common shares outstanding - Basic and Diluted	15,233,652	15,815,125

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$762,904	$(1,433,190)
	762,904	(1,433,190)
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,323)	(110,255)
Net cash used in investing activities	(6,323)	(110,255)

Cash flows from financing activities:
Repayment of bank loan	(762,614)	-
Net cash used in financing activities	(762,614)	-

Effect of exchange rate on cash and cash equivalents	49,923	986

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	43,890	(1,542,459)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,048,133	4,980,717

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,092,023	$3,438,258

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$81,942	$95,658
Cash paid for interest expenses	$65,839	$72,535

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	As of March 31, 2011	As of March 31, 2010

Net Income attributable to the Company	$(688,332)	$(327,660)
Other comprehensive income(loss)
Currency translation adjustment	292,562	4,832
Comprehensive income (loss)	(395,770)	(322,828)
Less: Comprehensive income attributable to non-controlling interests	4,125	395
Comprehensive Income Attributable To the Company	$(399,895)	$(323,223)

See accompanying notes to condensed consolidated financial statements.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year 2010. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Use of estimates in the preparation of financial statements

The preparation of the unaudited financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

China Solar, Deli Solar (BVI), Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing) and Tianjin Huaneng are hereinafter referred to as the “Company”.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

During the three months ended March 31, 2011, there were no changes made to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies” included in PART II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 4-INVESTMENT IN TRUEFRAME INTERNATIONAL LTD.

During the year ended December 31, 2008 and 2009, we loaned Shenzhen Fuwaysun Technology Co., Ltd. (“Fuwaysun”) approximately $4,000,000 under two loan agreements. In October 23, 2009, our wholly owned subsidiary, Bazhou Deli Solar energy Heating Co. Ltd. (“Bazhou”), entered into an agreement with Truefame International Co. Ltd. (“Truefame”), the 55.78% indirect owner of Fuwaysun to acquire 28% of outstanding stock of Truefame in exchange for the loans of approximately $4,000,000. Truefame is a BVI company who owns 32,550,000 outstanding shares, or approximately 55.78% of AgriSolar Solutions, Inc. (“AgriSolar”). Agrisolar owns 100% of Fuweysun through other wholly owned subsidiary.

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

The investment in Truframe has been accounted for under the equity method.

NOTE 5 - BALANCE SHEET COMPONENTS

Accounts receivable, net

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on the aging of accounts receivable that management believes to be reasonable.

	March 31, 2011	December 31, 2010
	(Unaudited)
Accounts receivable, cost	$10,038,057	$11,341,103
Less : allowance for doubtful accounts	1,343,365	1,329,916
Accounts receivable, net	$8,694,692	$10,011,187

Inventories:

	March 31, 2011	December 31, 2010
	(Unaudited)
Raw materials	$1,969,850	$1,992,316
Consumables	18,665	17,804
Work-in-process	915,198	867,726
Finished goods	6,922,233	4,930,379
Inventories	$9,825,946	$7,808,225

Other receivables and prepayments:

	March 31, 2011	December 31, 2010
	(Unaudited)
Advance to suppliers	$1,416,901	$867,018
Other receivables	985,666	1,499,852
Other receivables and prepayments	$2,402,567	$2,366,870

Other payables and accrued liabilities:

	March 31, 2011	December 31, 2010
	(Unaudited)
Salary payable	265,270	637,996
Accrued expenses and interest payable	297,786	294,009
Other payables	2,548,185	2,577,525
Warranty provision	1,048,498	1,038,001
Totals	$4,159,739	$4,547,531

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Warrants for services

A summary of the status of the Company’s outstanding common stock warrants:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term
Outstanding and Exercisable at January 1, 2010	6,622,532	$2.48	2.25 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and Exercisable at December 31, 2010	6,622,532	$2.48	1.25 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and Exercisable at March 31, 2011	6,622,532	2.48	1 year

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

NOTE 8 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

During the three months ended March 31, 2011, the Company had primarily three reportable segments, (i) Solar Heater/Biomass Stove/Boiler related products, (ii) Heat pipe related equipments/Energy-saving projects and (iii) Building integrated energy-saving projects, under the management of Bazhou, Tianjin Huaneng, and Deli Solar (Beijing), respectively.

The Company’s revenue, gross profit and total assets by reportable segment are as follows:

	Three months ended of March 31,
	2011	2010
Revenue:
Solar heater/Biomass stove/Boiler related products	$348,076	$745,411
Heat pipe related equipments/Energy-saving projects	3,171,047	3,151,003
Building integrated energy-saving projects	32,006	-
	$3,551,129	$3,896,414

Gross profit:
Solar heater/Biomass stove/Boiler related products	$66,849	$109,721
Heat pipe related equipments/Energy-saving projects	589,792	1,051,689
Building integrated energy-saving projects	30,617	-
	$687,258	$1,161,410

	March 31, 2011	December 31, 2010
Total assets:
Solar heater/Biomass stove/Boiler related products	$20,525,084	$20,640,186
Heat pipe related equipments/Energy-saving projects	23,522,962	22,744,744
Building integrated energy-saving projects	1,455,443	1,524,390
Administration	3,022,232	2,742,341
	$48,525,721	$47,651,661

 (b) Geographic information

The Company operates in the PRC and all of the Company’s long lived assets are located in the PRC. In respect of geographical segment reporting, sales are based on the country in which the customer is located and total assets and capital expenditure are based on the country where the assets are located.

The Company’s operations are located in PRC, which is the main geographical area. The Company’s revenue, gross profit and total assets by geographical market for the three months ended March 31, 2011 and 2010 are analyzed as follows:

	Three months ended of March 31,
	2011	2010
PRC	$3,532,480	$3,325,501
Other markets	18,649	570,913
	$3,551,129	$3,896,414

Gross profit:
PRC	$682,237	$902,350
Other markets	5,021	259,060
	$687,258	$1,161,410

	March 31, 2011	December 31,2010
Total assets:
PRC	$48,506,401	$47,629,861
Other markets	19,320	21,800
	$48,525,721	$47,651,661

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
NOTE 9 - SUBSEQUENT EVENT

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

COMPANY OVERVIEW

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

Approximately 9.8% of our net revenue for the three months ended March 31, 2011 was derived from sales of our solar heater/biomass stove/boiler related products, 89.3% from sales of our heat pipe related equipment/energy-saving projects, and 0.9% from sales of our building integrated energy projects, respectively. Approximately 99.5% and 0.5% of our net revenues for the three months ended March 31, 2011, were derived from sales made inside the PRC and outside the PRC, respectively.

RESULTS OF OPERATIONS

Results of Operations for the Three months ended March 31, 2011 Compared to Three Months ended March 31, 2010

Sales Revenue

	Three months ended March 31
Revenue	2011	2010
Solar heater/Biomass stove/Boiler related products	$348,076	$745,411
Heat pipe related equipments/Energy-saving projects	3,171,047	3,151,003
Building integrated energy-saving projects	32,006	-
total	$3,551,129	$3,896,414

Overall: Sales revenue for the three months ended March 31, 2011 were $3,551,129 as compared to $3,896,414 for the three months ended March 31, 2010, a decrease of $345,285 or 8.9%. The decrease was primarily due to the decrease in revenue from solar heater/biomass stove/Boiler related products.

Heat pipe related equipments/Energy-saving projects: Sales revenue for the three months ended March 31, 2011 was $3,171,047 compared to $3,151,003 for the three months ended March 31, 2010. a increase of $20,044 or 0.6%.

Solar heater/Biomass stove/Boiler related products: Sales revenue for these products for the three months ended March 31, 2011 were $348,076 as compared to $745,411 for the three months ended March 31, 2010, a decrease of $397,335 or 53.3%. The decrease in sales revenue from solar heaters/biomass stove/boiler related products was due to strong competition. We expect there is still fierce competition in the market of solar heater related products in 2011.

Gross Profit

	Three months ended March 31
Gross profit	2011	2010
Solar heater/Biomass stove/Boiler related products	$66,849	$109,721
Heat pipe related equipments/Energy-saving projects	589,792	1,051,689
Building integrated energy-saving projects	30,617	-
	$687,258	$1,161,410

Overall: Gross profit for the three months ended March 31, 2011 was $687,258 as compared to $1,161,410 for the three months ended March 31, 2010, a decrease of $474,152 of 40.8%. The decrease was primarily due to the decrease in gross profit from heat pipe related equipments and energy-saving projects.

Heat pipe related equipments/Energy-saving projects: Gross profit for the three months ended March 31, 2011was $589,792 as compared to $1,051,689 for the three months ended March 31, 2010, a decrease of $461,897 of 43.9%. The decrease in gross profit from heat pipe related equipments and energy-saving projects was due to the increase of cost.

Solar heater/Biomass stove/Boiler related products: Gross profit for the three months ended March 31, 2011was $66,849 as compared to $109,721 for the three months ended March 31, 2010, a decrease of $42,872 of 39.1%. The decrease in gross profit from solar heaters/biomass stove/boiler related products was due to strong competition. We expect there is still fierce competition in the market of solar heater related products in 2011.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $1,207,818, as compared to $1,346,347 for the three months ended March 31, 2010, a decrease of $138,529, or 10.3%. The overall decrease in operating expenses was primarily due to the compression of general and administrative.

Depreciation and amortization expenses increased to $126,182 for the three months ended March 31, 2011, or 3.0%, from $122,513 for the three months ended March 31, 2010, primarily as a result of the increase of our manufacturing equipment and building.

Selling and distribution expenses increased to $675,120 for the three months ended March 31, 2011, or 7.7%, from $627,069 for the three months ended March 31, 2010, primarily due to the increase in transportation cost.

General and administrative expenses were $406,516 for the three months ended March 31, 2011 (or approximately 11.4% of sales) compared to $596,765 (or approximately 15.3% of sales) for the three months ended March 31, 2010, a decrease of 31.9%. The decrease was primarily due to the compression of daily operation expenses.

Net Income (loss)

Net loss was $688,332 for the three months ended March 31, 2011, compared to $327,660 for the three months ended March 31, 2010, primarily due to the decrease of gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $762,904 for the three months ended March 31, 2011, while net cash used in our operating activities was $1,433,190 for the three months ended March 31, 2010, primarily due to the collection of accounts receivable of Tianjin Huaneng in Q1, 2011.

Net cash used by investing activities was $6,323 for the three months ended March 31, 2011, compared with net cash used in investing activities in the amount of $110,255 for the three months ended March 31, 2010, primarily due to no large fixed assets to purchase and major investment in Q1, 2011.

Net cash used by financing activities was $762,614 for the three months ended March 31, 2011, compared with net cash used in financing activities in the amount of $0 for the three months ended March 31, 2010, primarily due to the short-term bank loan to return in Tianjin Huaneng in Q1 2011.

We believe that current cash flow is sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. We may require additional cash for further development of business, including any investments or acquisitions we may decide to pursue. However, we cannot assure you that such funding will be available.

Cash

Cash and cash equivalents slightly increased to $5,092,023 as of March 31, 2011, compared to $5,048,133 as of December 31, 2010.

Accounts Receivable

Accounts receivable decreased to $8,694,692 as of March 31, 2011, from $10,011,187 as of December 31, 2010, primarily due to the collection of accounts receivable of Tianjin Huaneng.

Inventory

Inventories increased to $9,825,946 as of March 31, 2011, as compared to $7,808,225 as of December 31, 2010,primarily due to the increase of Tianjin Huaneng’s sales order.

Other Receivables and Prepayments

Other receivables and prepayments slightly increased to $2,402,567 as of March 31, 2011, compared to $2,366,870 as of December 31, 2010.

Accounts Payable

Accounts payable decreased to $2,640,785 as of March 31, 2011, compared to $3,004,454 as of December 31, 2010. This decrease was due to the decrease in raw materials.

Other Payables and Accrued Liabilities

Other payables and accrued liabilities slightly decreased to $4,159,739 as of March 31, 2011 from $4,547,531 as of December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report for the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

Date: May 16, 2011	By:	/s/ Deli Du
Deli Du
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Yang Mu
Yang Mu
Chief Financial Officer
(Principal Financial and Accounting Officer)