Form 10-Q
period 2011-06-30
China Solar & Clean Energy Solutions, Inc.
filed 2011-08-19
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
☐ Yes ☒ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding as at August 15, 2011 was 15,233,652.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	timing and magnitude of technologies advances;
•	prospects for future acquisitions;
•	competition in the solar water heaters and boilers industry;
•	impact of such competition on pricing;
•	revenue and margins;
•	uncertainties surrounding budget reductions or changes in funding priorities of existing government programs; and
•	cost of attracting and retaining highly skilled personnel.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2011, as filed with the Securities and Exchange Commission (the “Commission”) on April 15, 2011. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “China Solar”, “we,” “us,” and “our” refers to the combined company China Solar & Clean Energy Solutions, Inc. and its subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“AgriSolar” refers to AgriSolar Solutions, Inc, a Colorado corporation;
•	“Commission” refers to the Securities and Exchange Commission;
•	“Deli Solar (Bazhou)” refers to Bazhou Deli Solar Energy Heating Co., Ltd., our wholly owned PRC subsidiary;
•	“Deli Solar (Beijing)” refers to Beijing Deli Solar Technology Development Co., Ltd., our wholly owned PRC subsidiary;
•	“Deli Solar (BVI)” refers to Deli Solar Holding Ltd., our wholly owned British Virgin Island subsidiary;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Forboss” refers to Forboss Solar (ShenZhen) Co, Ltd, a PRC corporation;
•	“FTHK” refers to Fuwaysun Technology (HK) Limited, a Hong Kong corporation;
•	“Fuwaysun” refers to Shenzhen Fuwaysun Technology Company Limited, a PRC corporation;
•	“Meditech” refers Meditech Pharmaceuticals, Inc., a Nevada Company, our formerly known name of the Company;
•	“PRC” refers to the People’s Republic of China;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•
“Share Exchange” refers to On January 8, 2010, Fuwaysun entered into a Share Exchange Agreement with Agrisolar, pursuant to the terms of which, the Agrisolar agreed to acquire all of the issued and outstanding shares of common stock in Fuwaysun, in exchange for the issuance of an aggregate of up to 58,055,000 shares of the Agrisolar’s common stock to the shareholders of Fuwaysun, thereby causing Fuwaysun and its wholly-owned subsidiaries FTHK, Forboss, and Fuwaysun to become wholly-owned subsidiaries of the Agrisolar.

•	“Tianjin Huaneng” refers Tianjin Huaneng Energy Equipment Company, a PRC Company;
•	“Trueframe” refers to Trueframe International Co., Ltd.; and
•	“U.S.” refers to the United States.

Item 1. Financial Statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2011	As of December 31, 2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,821,943	$5,048,133
Accounts receivable, net	9,637,306	10,011,187
Inventories	10,385,281	7,808,225
Other receivables and prepayments	3,063,959	2,366,870
Deferred tax assets	828,422	745,512
Total current assets	28,736,911	25,979,927

Property and equipment, net	13,783,340	13,706,953
Goodwill	2,072,484	2,026,468
Land use rights,net	1,615,350	1,599,243
Investment in Trueframe International Limited	4,433,847	4,339,070
TOTAL ASSETS	$50,641,932	$47,651,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loan - bank	$772,606	$754,979
Accounts payable	3,438,840	3,004,454
Customer deposit payable	10,171,193	7,254,392
Taxes payable	152,226	863,280
Other payables and accrued liabilities	4,812,111	4,547,531
Employee loan	2,001,916	1,945,823
Current portion of long-term liabilities	1,265,220	1,236,354
Total current liabilities and total liabilities	22,614,112	19,606,813

Stockholders’ equity
Convertible preferred stock: par value $0.001, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 66,666,667 shares authorized, 15,233,652 shares issued and outstanding at June 30, 2011 and December 31, 2010	15,233	15,233
Additional paid-in capital	22,611,909	22,611,909
Accumulated other comprehensive income	2,147,553	1,485,064
Retained earnings	2,835,492	3,504,112
Total stockholders’ equity-China Solar	27,610,187	27,616,318
Non-controlling interest in subsidiary	417,633	428,530
Total Stockholder’s Equity	28,027,820	28,044,848
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,641,932	$47,651,661

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	$6,777,715	$10,705,927	10,328,844	$14,602,341
Cost of revenue	5,343,502	7,713,567	8,207,373	10,448,571
Gross profit	1,434,213	2,992,360	2,121,471	4,153,770

Operating expenses
Depreciation and amortization	121,732	104,311	247,914	226,824
Selling and distribution	753,880	729,260	1,429,000	1,356,329
General and administrative	429,093	698,661	835,609	1,295,426
Total operating expenses	1,304,705	1,532,232	2,512,523	2,878,579

Income (loss) from operations	129,508	1,460,128	(391,052)	1,275,191

Other income (expenses):
Interest expense, net of interest income	(95,256)	(88,026)	(212,121)	(159,573)
Equity in loss of non-consolidated subsidiary	(33,469)	(72,000)	(35,280)	(72,000)
Total other income (expenses)	(128,725)	(160,026)	(247,401)	(231,573)

Income (loss) Before Income Taxes	783	1,300,102	(638,453)	1,043,618
Income tax expense	41,209	105,908	50,539	172,085
Net income (loss)	(40,426)	1,194,194	(688,992)	871,533
Less: Net Income (loss) attributable to non-controlling interests	(60,138)	119,368	(20,372)	124,367
Net income (loss) attributable to the Company	$19,712	$1,074,826	(668,620)	$747,166

Earnings (loss) per common share - Basic and Diluted	$0.00	$0.08	(0.04)	$0.06

Weighted average common shares outstanding - Basic and Diluted	15,233,652	15,233,652	15,233,652	15,233,652

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net cash used in operating activities	$(255,653)	$(2,143,894)
	(255,653)	(2,143,894)
Cash flows from investing activities:
Purchase of property, plant and equipment	(27,857)	(117,516)
Net cash used in investing activities	(27,857)	(117,516)

Cash flows from financing activities:
Proceeds from bank loan	-	732,732
Net cash provided by financing activities	-	732,732

Effect of exchange rate on cash and cash equivalents	57,320	144,087

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(226,190)	(1,384,591)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,048,133	4,980,717

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,821,943	$3,596,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$97,797	$132,453
Cash paid for interest expenses	$129,821	$101,715

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net Income (loss) attributable to the Company	$19,712	$1,074,826	$(668,620)	$747,166
Other comprehensive income(loss)
Currency translation adjustment	379,402	10,510	671,964	15,342
Comprehensive income (loss)	399,114	1,085,336	3,344	762,508
Less: Comprehensive income attributable to non-controlling interests	5,350	859	9,475	1,254
Comprehensive Income (loss) Attributable To the Company	$(393,764)	$1,084,477	$(6,131)	$761,254

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

NOTE 2 - ORGANIZATION AND BUSINESS

China Solar & Clean Energy Solutions, Inc. (“China Solar”), formerly known as Deli Solar (USA) Inc., was incorporated in the State of Nevada on March 21, 1983 as Meditech Pharmaceuticals, Inc. (“Meditech”). In late 2004, the Board of Directors of Meditech contemplated a strategic reorganization with Deli Solar Holding Ltd., a corporation organized in the British Virgin Islands (“Deli Solar (BVI)”). The acquisition of Deli Solar (BVI) was accounted for as a recapitalization of Deli Solar (BVI).

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

Deli Solar (Bazhou) was incorporated on August 19, 1997 under the laws of the PRC. In the PRC, Ltd., or Limited, is equivalent to Inc., or Incorporated, in the United States (“US”).

On November 21, 2005 Deli Solar (Bazhou) acquired Ailiyang Solar Energy Technology Co., Ltd. (“Ailiyang”), an entity formerly controlled by the owners of Deli Solar (Bazhou). The transaction was accounted for as a transfer of entities under common control.

Beijing Deli Solar Technology Development Co., Ltd. (“Deli Solar (Beijing)”), our wholly owned PRC subsidiary, was founded in 2006 and is principally engaged in solar power heater integrated construction projects in major cities in the PRC.

Deli Solar (Beijing) owns 91.82% of Tianjin Huaneng Energy Equipment Company (“Tianjin Huaneng”), which manufactures energy saving boilers and environmental protection equipment for industrial customers.

China Solar, Deli Solar (BVI), Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing) and Tianjin Huaneng are hereinafter referred to as the “Company”.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

During the three months ended June 30, 2011, there were no changes made to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies” included in PART II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 4-INVESTMENT IN TRUEFRAME INTERNATIONAL LTD.

During the year ended December 31, 2008 and 2009, we loaned Shenzhen Fuwaysun Technology Co., Ltd. (“Fuwaysun”) approximately $4,000,000 under two loan agreements. In October 23, 2009, our wholly owned subsidiary, Deli Solar (Bazhou), entered into an agreement with Trueframe International Co., Ltd. (“Trueframe”), the 55.78% indirect owner of Fuwaysun to acquire 28% of outstanding stock of Trueframe in exchange for the loans of approximately $4,000,000. Trueframe is a BVI company that owns 32,550,000 outstanding shares, or approximately 55.78% of AgriSolar Solutions, Inc. (“AgriSolar”). Agrisolar owns 100% of Fuweysun through one of its wholly owned subsidiaries.

On January 8, 2010, Fuwaysun entered into a Share Exchange Agreement with AgriSolar. Pursuant to the terms of the Exchange Agreement, Agrisolar agreed to acquire all of the issued and outstanding shares of common stock in Fuwaysun, in exchange for the issuance of an aggregate of up to 58,055,000 shares of the Agrisolar’s common stock to the shareholders of Fuwaysun, thereby causing Fuwaysun and its wholly-owned subsidiaries, Fuwaysun Technology (HK) Limited, a Hong Kong corporation (“FTHK”), Forboss Solar (ShenZhen) Co, Ltd, a PRC corporation (“Forboss”), and Shenzhen Fuwaysun Technology Company Limited, a PRC corporation (“Fuwaysun”) to become wholly-owned subsidiaries of Agrisolar (the “Share Exchange”). As a result of the Share Exchange, Trueframe is the owner of 32,550,000 shares, or approximately 55.78% of Agrisolar issued and outstanding common stock. In October, 2009, the loans, exclusive of RMB 1,000,000 (approximately $146,451) were converted into 28% of the outstanding equity of Trueframe. Trueframe is a holding company that owns 55.78% of Fuwaysun. The remaining RMB 1,000,000 is due when Fuwaysun receives adequate funding. Thus, Deli Solar (BVI) owns indirectly 15.62% of the outstanding common stock of AgriSolar.

The investment in Truframe has been accounted for under the equity method.

NOTE 5 - BALANCE SHEET COMPONENTS

Accounts receivable, net

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need for an allowance for doubtful accounts based on the aging of accounts receivable that management believes to be reasonable.

	June 30, 2011	December 31, 2010
	(Unaudited)

Accounts receivable, cost	$10,998,273	$11,341,103
Less : allowance for doubtful accounts	1,360,967	1,329,916
Accounts receivable, net	$9,637,306	$10,011,187

Inventories:

	June 30, 2011	December 31, 2010
	(Unaudited)

Raw materials	$2,505,554	$1,992,316
Consumables	19,628	17,804
Work-in-process	2,822,081	867,726
Finished goods	5,038,018	4,930,379
Inventories	$10,385,281	$7,808,225

Other receivables and prepayments:

	June 30, 2011	December 31, 2010
	(Unaudited)

Advance to suppliers	$1,830,648	$867,018
Other receivables	1,233,311	1,499,852
Other receivables and prepayments	$3,063,959	$2,366,870

Other payables and accrued liabilities:

	June 30, 2011	December 31, 2010
	(Unaudited)

Salary payable	352,876	637,996
Accrued expenses and interest payable	209,779	294,009
Other payables	3,187,220	2,577,525
Warranty provision	1,062,236	1,038,001
Totals	$4,812,111	$4,547,531

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Warrants for services

A summary of the status of the Company’s outstanding common stock warrants:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term
Outstanding and Exercisable at January 1, 2010	6,622,532	$2.48	2.25 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and Exercisable at December 31, 2010	6,622,532	$2.48	1.25 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and Exercisable at June 30, 2011	6,622,532	2.48	1 year

NOTE 7 - INCOME TAXES

The Company is registered in the United States of America (“U.S.”) and has operations in three tax jurisdictions: the United States of America, the British Virgin Islands (“BVI”) and the PRC. The operations in the U.S. and the BVI have incurred net operating losses for income tax purposes. The Company generated substantially all of its net income from the operation of its subsidiary in the PRC and is subject to the PRC tax jurisdiction.

The comparison of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax is as follows:

	For the six month ended
	June 30,
	2011	2010

U.S. statutory rate at 35%	$(223,469)	$365,265
Tax reate difference between China and U.S.	111,427	(251,301)
Tax paid for prior periods	77,936	-
Change in valuation allowance	84,645	58,121
Effective tax	$50,539	$172,085

The provisions for income tax are summarized as follows:

Current	$123,273	$132,564
Deferred	(72,734)	39,521
Total	$50,539	$172,085

NOTE 8 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

During the three months ended June 30, 2011, the Company had primarily three reportable segments, (i) Solar Heater/Biomass Stove/Boiler related products, (ii) Heat pipe related equipments/Energy-saving projects and (iii) Building integrated energy-saving projects, under the management of Bazhou, Tianjin Huaneng, and Deli Solar (Beijing), respectively.

The Company’s revenue, gross profit and total assets by reportable segment are as follows:

Sales Revenues
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue:
Solar heater/Biomass stove/Boiler related products	$752,416	$1,786,423	$1,100,492	$2,531,834
Heat pipe related equipments/Energy-saving projects	5,936,060	8,920,032	9,107,107	12,071,035
Building integrated energy-saving projects	89,239	(528)	121,245	(528)
	$6,777,715	$10,705,927	$10,328,844	$14,602,341

Gross Profit
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gross profit:
Solar heater/Biomass stove/Boiler related products	$183,987	$394,908	$250,836	$504,629
Heat pipe related equipments/Energy-saving projects	1,192,993	2,597,980	1,782,785	3,649,669
Building integrated energy-saving projects	57,233	(528)	87,850	(528)
	$1,434,213	$2,992,360	$2,121,471	$4,153,770

Total assets
Total assets	June 30,2011	June 30,2010
Solar heater/Biomass stove/Boiler related products	$20,853,926	$20,640,186
Heat pipe related equipments/Energy-saving projects	25,337,537	22,744,744
Building integrated energy-saving projects	1,328,488	1,524,390
Administration	3,121,981	2,742,341
	$50,641,932	$47,651,661

(b) Geographic information

The Company operates in the PRC and all of the Company’s long lived assets are located in the PRC. In respect of geographical segment reporting, sales are based on the country in which the customer is located and total assets and capital expenditure are based on the country where the assets are located.

The Company’s operations are located in PRC, which is the main geographical area. The Company’s revenue, gross profit and total assets by geographical market for the three months ended June 30, 2011 and 2010 are analyzed as follows:

Revenue
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue:
PRC	$6,777,715	$9,840,185	$10,310,195	$13,165,686
Others	-	865,742	18,649	1,436,655
	$6,777,715	$10,705,927	$10,328,844	$14,602,341

Gross profit

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Gross profit:
PRC	$1,434,213	$2,764,919	$2,116,450	$3,667,269
Others	-	227,441	5,021	486,501
	$1,434,213	$2,992,360	$2,121,471	$4,153,770

Total assets

	June 30,	December 31,
	2011	2010
Total assets:
PRC	$50,617,315	$47,629,861
Others	24,617	21,800
	$50,641,932	$41,651,661

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
NOTE 9 - SUBSEQUENT EVENT

The Company announced on July 25, 2011 that one of its subsidiaries (Deli Solar (BVI)) signed an agreement with Guizhou Fuxiang Eco-Industrial City Investment & Development Co. Ltd to jointly construct green eco-buildings. The eco-buildings will be planned and applied with low carbon and eco-technologies for the purpose of energy-saving, low carbon ecology, and integrated solar energy solutions.

Engineering costs are expected to amount to over RMB 4 billion (US $630 million) with a net profit rate of approximately 16-18%. Construction will be implemented over three phases. First phase construction is expected to commence August 2011 and continue through December 2012, covering 1.5km2 (0.58 miles2) with costs estimated from RMB 750-900 million (USD $116-140 million); Second phase construction is expected to commence August 2012 and continue through October 2014, covering 4km2 (1.54 miles2) with costs estimated from RMB 2–2.4 billion (USD $310-370 million); Third phase construction is expected to commence August 2013 and continue through December 2015, covering 2.5km2 (0.97 miles2) with costs estimated from RMB 4-4.8 billion (USD $620-740 million).

The Company has evaluated subsequent events after the balance sheet date through the date the financial statements were issued. There are no other subsequent events that are required to be recorded or disclosed in the accompanying interim financial statements.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward Looking Statements.”

Overview

We are engaged in the solar and renewable energy business in the PRC. Our business is conducted through our wholly-owned PRC based operating subsidiaries, Deli Solar (Bazhou), Deli Solar (Beijing), and our indirect subsidiary Tianjin Huaneng (majority owned).

The Company has three reportable segments: (i) Solar Heater/Biomass Stove/Boiler related products, (ii) Heat pipe related products and (iii) Building integrated energy-saving projects, under the management of Bazhou, Tianjin Huaneng, and Deli Solar (Beijing), respectively.

Deli Solar (Bazhou) designs, manufactures and sells renewable energy systems to produce hot water and for space heating in the PRC. Deli Solar (Bazhou)'s principal products are solar hot water heaters and multifunctional space heaters, including coal-fired boilers for residential use. Deli Solar (Bazhou) also sells component parts for its products and provides after-sales maintenance and repair services.

Deli Solar (Beijing), a wholly owned PRC subsidiary, is principally engaged in building integrated energy-saving projects in major cities in the PRC, including Beijing.

Tianjin Huaneng manufactures heating products such as heating pipes, heat exchangers, specialty heating pipes and tubes, high temperature hot blast boilers, heating filters, normal pressure water boilers, solar energy water heaters and radiators.

Approximately 10.7% of our net revenue for the six months ended June 30, 2011 was derived from sales of our solar heater/biomass stove/boiler related products, 88.2% from sales of our heat pipe related equipment/energy-saving projects, and 1.2% from sales of our building integrated energy projects, respectively. Approximately 99.8% and 0.2% of our net revenue for the six months ended June 30, 2011, was derived from sales made inside the PRC and outside the PRC, respectively.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Sales Revenue

	Three months ended June 30,
Revenue	2011	2010
Solar heater/Biomass stove/Boiler related products	$752,416	$1,786,423
Heat pipe related equipments/Energy-saving projects	5,936,060	8,920,032
Building integrated energy-saving projects	89,239	(528)
Total	$6,777,715	$10,705,927

Overall: Revenue for the three months ended June 30, 2011 was $6,777,715 as compared to $10,705,927 for the three months ended June 30, 2010, a decrease of $3,928,212 or 36.7%. The decrease was primarily due to the decrease in revenue from solar heater/biomass stove/boiler related products and heat pipe related equipments/energy-saving projects.

Solar heater/Biomass Stove/Boiler related products: Revenue for the three months ended June 30, 2011 was $752,416 as compared to $1,786,423 for the three months ended June 30, 2010, a decrease of $1,034,007 or 57.9%. The decrease in sales revenue from solar heaters/biomass stove/boiler related products was due to strong competition, which resulted in a loss of market share in this segment. We expect competition to remain fierce in the solar heater related products market in the foreseeable future. We expect solar heaters in Company continue to decline.

Heat pipe related equipments/Energy-saving projects: Revenue for the three months ended June 30, 2011 was $5,936,060 as compared to $8,920,032 for the three months ended June 30, 2010, a decrease of $2,983,972 or 33.5%. The decrease in sales revenue from heat pipe related equipments/energy-saving projects was due to the decrease in some large projects compared to the previous year period, however we expect the revenue will increase in the second half year, due to our recent efforts to expand this segment and as we expect to recognize revenue in the second half of the current fiscal year from several contracts that were entered into in the first half of the current fiscal year.

Building integrated energy-saving projects: Revenue for the three months ended June 30, 2011 was $89,239 as compared to $-528 for the three months ended June 30, 2010, an increase of $89,767. The sales revenue from building integrated energy-saving projects was due to the increase in integrated solar energy-saving building projects in Deli Solar (Beijing), we expect the revenue will increase in the future due to our recent efforts to expand this segment and as we expect to generate more revenue in the second half of the current fiscal year compared to the previous year period.

Gross Profit

	Three months ended June 30
Gross profit	2011	2010
Solar heater/Biomass stove/Boiler related products	$183,987	$394,908
Heat pipe related equipments/Energy-saving projects	1,192,993	2,597,980
Building integrated energy-saving projects	57,233	(528)
	$1,434,213	$2,992,360

Overall: Gross profit for the three months ended June 30, 2011was $1,434,213 as compared to $2,992,360 for the three months ended June 30, 2010, a decrease of $1,558,147 or 52.1%. The decrease was primarily due to the decrease in gross profit from solar heater/biomass stove/boiler related products and heat pipe related equipments and energy-saving projects.

Solar heater/Biomass Stove/Boiler related products: Gross profit and gross profit margin for the three months ended June 30, 2011 were $183,987 and 24.5% respectively, as compared to $394,908 and 22.1% for the three months ended June 30, 2010. Gross profit decreased $210,921 or 53.4%. The decrease in gross profit from solar heaters/biomass stove/boiler related products was due to strong competition, which resulted in a loss of market share in this segment.

Heat pipe related equipments/Energy-saving projects: Gross profit and gross profit margin for the three months ended June 30, 2011 were $1,192,993 and 20.1% respectively, as compared to $2,597,980 and 29.1% for the three months ended June 30, 2010. Gross profit decreased $1,404,987 or 54.1% The decrease in sales revenue from heat pipe related equipments/energy-saving projects was due to the decrease in some large projects compared to the previous year period, however we expect the revenue will increase in the second half year due to our recent efforts to expand this segment and as we expect to recognize revenue in the second half of the current fiscal year from several contracts that were entered into in the first half of the current fiscal year. Gross profit margin decreased 9.0%, the main reason was due to the increase of cost, including raw material labor cost and other product cost.

Building integrated energy-saving projects: Gross profit for the three months ended June 30, 2011 was $57,233 as compared to $-528 for the three months ended June 30, 2010, an increase of $57,761. The increase in sales revenue from building integrated energy-saving projects was due to the increase in integrated solar energy-saving building projects in Deli Solar (Beijing), we expect the revenue will increase in the future.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $1,304,705, as compared to $1,532,232 for the three months ended June 30, 2010, a decrease of $227,527, or 14.8%. The overall decrease in operating expenses was primarily due to the cost reduction and consolidation efforts in our general and administrative functions.

Depreciation and amortization expenses increased to $121,732 for the three months ended June 30, 2011, or 16.7%, from $104,311 for the three months ended June 30, 2010, primarily as a result of the increase of our manufacturing equipment and building.

Selling and distribution expenses increased to $753,880 for the three months ended June 30, 2011, or 3.4%, from $729,260 for the three months ended June 30, 2010, primarily due to the increase in transportation cost.

General and administrative expenses were $429,093 for the three months ended June 30, 2011 (or approximately 6.3% of sales) compared to $698,661 (or approximately 6.5% of sales) for the three months ended June 30, 2010, a decrease of 38.6%. The decrease was primarily due to cost reduction and consolidation efforts in our general and administrative functions.

Net Income (loss)

Net loss was $40,426 for the three months ended June 30, 2011, compared to net income of $1,194,194 for the three months ended June 30, 2010, primarily due to the decrease in revenue and gross profit.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Sales Revenue

	Six months ended June 30,
Revenue	2011	2010
Solar heater/Biomass stove/Boiler related products	$1,100,492	$2,531,834
Heat pipe related equipments/Energy-saving projects	9,107,107	12,071,035
Building integrated energy-saving projects	121,245	(528)
Total	$10,328,844	$14,602,341

Overall: Revenue for the six months ended June 30, 2011 was $10,328,844 as compared to $14,602,341 for the six months ended June 30, 2010, a decrease of $4,273,497 or 29.3%. The decrease was primarily due to the decrease in revenue from solar heater/biomass stove/boiler related products and heat pipe related equipments/energy-saving projects.

Solar heater/Biomass Stove/Boiler related products: Revenue for the six months ended June 30, 2011 was $1,100,492 as compared to $2,531,834 for the six months ended June 30, 2010, a decrease of $1,431,342 or 56.5%. The decrease in sales revenue from solar heaters/biomass stove/boiler related products was due to strong competition. We expect competition to remain fierce in the solar heater related products market in the foreseeable future. We expect solar heaters in Company continue to decline.

Heat pipe related equipments/Energy-saving projects: Revenue for the six months ended June 30, 2011 was $9,107,107 as compared to $12,071,035 for the six months ended June 30, 2010. a decrease of $2,963,928 or 24.6%. The decrease in sales revenue from heat pipe related equipments/energy-saving projects was due to the decrease in some large projects compared to the previous year period, however we expect the revenue will increase in the future due to our recent efforts to expand this segment and as we expect to generate more revenue in the second half of the current fiscal year compared to the previous year period.

Building integrated energy-saving projects: Revenue for the six months ended June 30, 2011 was $121,245 as compared to $-528 for the six months ended June 30, 2010, an increase of $121,773. The increase in sales revenue from building integrated energy-saving projects was due to the increase in integrated solar energy-saving building projects in Deli Solar (Beijing), we expect the revenue will increase in the future, due to our recent efforts to expand this segment and as we expect to recognize revenue in the second half of the current fiscal year from several contracts that were entered into in the first half of the current fiscal year.

Gross Profit

	Six months ended June 30
Gross profit	2011	2010
Solar heater/Biomass stove/Boiler related products	$250,836	$504,629
Heat pipe related equipments/Energy-saving projects	1,782,785	3,649,669
Building integrated energy-saving projects	87,850	(528)
	$2,121,471	$4,153,770

Overall: Gross profit for the six months ended June 30, 2011was $2,121,471 as compared to $4,153,770 for the six months ended June 30, 2010, a decrease of $2,032,299 or 48.9%. The decrease was primarily due to the decrease in gross profit from solar heater/biomass stove/boiler related products and heat pipe related equipments and energy-saving projects.

Solar heater/Biomass stove/Boiler related products: Gross profit and gross profit margin for the six months ended June 30, 2011 were $250,836 and 22.8% respectively, as compared to $504,629 and 19.9% for the six months ended June 30, 2010. Gross profit decreased $253,793 or 50.3%. The decrease in gross profit from solar heaters/biomass stove/boiler related products was due to strong competition.

Heat pipe related equipments/Energy-saving projects: Gross profit and gross profit margin for the six months ended June 30, 2011 were $1,782,785 and 19.6% respectively, as compared to $3,649,669 and 30.2% for the six months ended June 30, 2010. Gross profit decreased $1,866,884 or 51.2% The decrease in sales revenue from heat pipe related equipments/energy-saving projects was due to the decrease in some large projects compared to previous year period, however we expect the revenue will increase in the second half year due to our recent efforts to expand this segment and as we expect to recognize revenue in the second half of the current fiscal year from several contracts that were entered into in the first half of the current fiscal year. Gross profit margin decreased 10.6%, the main reason was due to the increase of cost, including raw material labor cost and other product cost.

Building integrated energy-saving projects: Gross profit for the six months ended June 30, 2011 was $87,850 as compared to $-528 for the six months ended June 30, 2010, an increase of $88,378. The increase in sales revenue from building integrated energy-saving projects was due to the increase in integrated solar energy-saving building projects in Deli Solar (Beijing), we expect the revenue will increase in the future.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 were $2,512,523, as compared to $2,878,579 for the six months ended June 30, 2010, a decrease of $366,056, or 12.7%. The overall decrease in operating expenses was primarily due to the cost reduction and consolidation efforts in our general and administrative functions.

Depreciation and amortization expenses increased to $247,914 for the six months ended June 30, 2011, or 9.3%, from $226,824 for the six months ended June 30, 2010, primarily as a result of the increase of our manufacturing equipment and building.

Selling and distribution expenses increased to $1,429,000 for the six months ended June 30, 2011, or 5.4%, from $1,356,329 for the six months ended June 30, 2010, primarily due to the increase in transportation cost.

General and administrative expenses were $835,609 for the six months ended June 30, 2011 (or approximately 8.1% of sales) compared to $1,295,426 (or approximately 8.9% of sales) for the six months ended June 30, 2010, a decrease of 35.5%. The decrease was primarily due to the cost reduction and consolidation efforts in our general and administrative functions.

Net Income (loss)

Net loss was $688,992 for the six months ended June 30, 2011, compared to net income of $871,533 for the six months ended June 30, 2010, primarily due to the decrease of sale and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

We believe that current cash flow is sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. We may require additional cash for further development of business, including any investments or acquisitions we may decide to pursue. However, we cannot assure you that such funding will be available.

Cash

Cash and cash equivalents decreased to $4,821,943 as of June 30, 2011, compared to $5,048,133 as of December 31, 2010.

Accounts Receivable

Accounts receivable decreased to $9,637,306 as of June 30, 2011, from $10,011,187 as of December 31, 2010, primarily due to the collection of accounts receivable of Tianjin Huaneng.

Inventory

Inventories increased to $10,385,281 as of June 30, 2011, as compared to $7,808,225 as of December 31, 2010, primarily due to the increase of Tianjin Huaneng’s sales order.

Other Receivables and Prepayments

Other receivables and prepayments increased to $3,063,959 as of June 30, 2011, compared to $2,366,870 as of December 31, 2010, primarily due to the increase of Tianjin Huaneng’s sales, correspondingly other receivable and prepayments had increased in Tianjin Huaneng.

Accounts Payable

Accounts payable increased to $3,438,840 as of June 30, 2011, compared to $3,004,454 as of December 31, 2010. This increase was due to the increase in payment for raw materials.

Other Payables and Accrued Liabilities

Other payables and accrued liabilities slightly increased to $4,812,111 as of June 30, 2011 from $4,547,531 as of December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report for the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)  Exhibits

Exhibit Number	Document Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (the Registrant will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as permitted under the rules of the Securities and Exchange Commission.)

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Solar & Clean Energy Solutions, Inc.

August 19, 2011	By:	/s/ Deli Du
Deli Du
Chief Executive Officer and President
(Principal Executive Officer)

August 19, 2011	By:	/s/ Yang Mu
Yang Mu
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (the Registrant will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as permitted under the rules of the Securities and Exchange Commission.)