Form 10-Q
period 2011-09-30
China Solar & Clean Energy Solutions, Inc.
filed 2011-11-21
CIK 717588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File Number: 000-12561

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-3819300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Building 3, No. 28 Feng Tai North Road, Beijing China	1000071
(Address of principal executive offices)	(Zip Code)

(011) 86-10-63860500
(Registrant's telephone number, including area code)

Not Applicable.
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
☐ Yes ☒ No

The number of shares of the issuer’s common stock, with a par value of $.001 per share, issued and outstanding as of November 18, 2011 was 15,233,652.

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

●	timing and magnitude of technologies advances;
●	prospects for future acquisitions;
●	competition in the solar water heaters and boilers industry;
●	impact of such competition on pricing;
●	revenue and margins;
●	uncertainties surrounding budget reductions or changes in funding priorities of existing government programs; and
●	cost of attracting and retaining highly skilled personnel.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2010, as filed with the Securities and Exchange Commission (the “Commission”) on April 15, 2011. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “China Solar”, “we,” “us,” and “our” refers to the combined company China Solar & Clean Energy Solutions, Inc. and its subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“AgriSolar” refers to AgriSolar Solutions, Inc, a Colorado corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Deli Solar (Bazhou)” refers to Bazhou Deli Solar Energy Heating Co., Ltd., our wholly owned PRC subsidiary;
●	“Deli Solar (Beijing)” refers to Beijing Deli Solar Technology Development Co., Ltd., our wholly owned PRC subsidiary;
●	“Deli Solar (BVI)” refers to Deli Solar Holding Ltd., our wholly owned British Virgin Island subsidiary;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“Forboss” refers to Forboss Solar (ShenZhen) Co, Ltd, a PRC corporation;
●	“FTHK” refers to Fuwaysun Technology (HK) Limited, a Hong Kong corporation;
●	“Fuwaysun” refers to Shenzhen Fuwaysun Technology Company Limited, a PRC corporation;
●	“Meditech” refers Meditech Pharmaceuticals, Inc., a Nevada Company, our formerly known name of the Company;
●	“PRC” refers to the People’s Republic of China;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●
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

●	“Tianjin Huaneng” refers Tianjin Huaneng Energy Equipment Company, a PRC Company;
●	“Trueframe” refers to Trueframe International Co., Ltd.; and
●	“U.S.” refers to the United States.

Item 1.Financial Statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2011	As of December 31, 2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,450,058	$5,048,133
Accounts receivable, net	9,816,430	10,011,187
Inventories	10,479,328	7,808,225
Other receivables and prepayments	3,806,552	2,366,870
Deferred tax assets	825,010	745,512
Total current assets	31,377,378	25,979,927

Property and equipment, net	13,797,573	13,706,953
Goodwill	2,109,521	2,026,468
Land use rights,net	1,633,589	1,599,243
Investment in Trueframe International Limited	4,708,677	4,339,070
TOTAL ASSETS	$53,626,738	$47,651,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loan - bank	$1,573,589	$754,979
Accounts payable	3,336,973	3,004,454
Customer deposit payable	11,248,388	7,254,392
Taxes payable	666,982	863,280
Other payables and accrued liabilities	4,981,956	4,547,531
Employee loan	2,003,745	1,945,823
Current portion of long-term liabilities	1,288,455	1,236,354
Total current liabilities and total liabilities	25,100,088	19,606,813

Stockholders’ equity
Convertible preferred stock: par value $0.001, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 66,666,667 shares authorized, 15,233,652 shares issued and outstanding at September 30, 2011 and December 31, 2010	15,233	15,233
Additional paid-in capital	22,611,909	22,611,909
Accumulated other comprehensive income	2,673,533	1,485,064
Retained earnings	2,783,667	3,504,112
Total stockholders’ equity-China Solar	28,084,342	27,616,318
Non-controlling interest in subsidiary	442,308	428,530
Total Stockholder’s Equity	28,526,650	28,044,848
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,626,738	$47,651,661

See accompanying notes to financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue	$6,191,294	$7,623,544	$16,520,138	$22,225,885
Cost of revenue	4,774,871	5,706,376	12,982,244	16,154,947
Gross profit	1,416,423	1,917,168	3,537,894	6,070,938

Operating expenses
Depreciation and amortization	129,021	116,714	376,935	343,538
Selling and distribution	844,651	762,704	2,273,651	2,119,033
General and administrative	496,466	464,267	1,332,075	1,759,693
Total operating expenses	1,470,138	1,343,685	3,982,661	4,222,264

Income(loss) from operations	(53,715)	573,483	(444,767)	1,848,674

Other income (expenses):
Interest expense, net of interest income	(114,736)	(101,844)	(326,857)	(261,417)
Equity in income (loss) of non-consolidated subsidiary	170,150	(36,000)	134,870	(108,000)
Total other income (expenses)	55,414	(137,844)	(191,987)	(369,417)

Income(loss) before income taxes	1,699	435,639	(636,754)	1,479,257
Income tax expense	36,371	109,977	86,910	282,062
Net income(loss)	(34,672)	325,662	(723,664)	1,197,195
Less: Net income(loss) attributable to non-controlling interests	17,153	20,124	(3,219)	144,491
Net income(loss) attributable to the Company	$(51,825)	$305,538	$(720,445)	$1,052,704

Earnings (loss) per common share - Basic and Diluted	$(0.00)	$0.02	$(0.05)	$0.08

Weighted average common shares outstanding - Basic and Diluted	15,233,652	15,233,652	15,233,652	15,233,652

See accompanying notes to financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$466,419	$(2,832,013)
	466,419	(2,832,013)
Cash flows from investing activities:
Purchase of property, plant and equipment	(122,601)	(180,135)
Net cash used in by investing activities	(122,601)	(180,135)

Cash flows from financing activities:
Proceeds from bank loan	768,439	735,882
Net cash provided by financing activities	768,439	735,882

Effect of exchange rate on cash and cash equivalents	289,668	208,182

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	1,401,925	(2,068,084)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,048,133	4,980,717

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,450,058	$2,912,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$583,305	$239,246
Cash paid for interest expenses	$205,108	$171,147

See accompanying notes to financial statements

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income(loss) attributable to the Company	$(51,825)	$305,538	$(720,445)	$1,052,704
Other comprehensive income
Currency translation adjustment	533,503	369,677	1,205,466	477,679
Comprehensive income	481,678	675,215	485,021	1,530,383
Less: Comprehensive income attributable to non-controlling interests	7,522	5,212	16,997	6,735
Comprehensive income Attributable To the Company	$474,156	$670,003	$468,024	$1,523,648

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

China Solar, Deli Solar (BVI), Deli Solar (Bazhou), Ailiyang, Deli Solar (Beijing) and Tianjin Huaneng are hereinafter referred to as the “Company”.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

During the three months ended September 30, 2011, there were no changes made to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies” included in PART II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 4-  INVESTMENT IN TRUEFRAME INTERNATIONAL LTD.

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

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2011	December 31, 2010
	(Unaudited)

Accounts receivable, cost	$11,202,390	$11,341,103
Less : allowance for doubtful accounts	1,385,960	1,329,916
Accounts receivable, net	$9,816,430	$10,011,187

Inventories:

	September 30, 2011	December 31, 2010
	(Unaudited)

Raw materials	$2,662,397	$1,992,316
Consumables	20,617	17,804
Work-in-process	3,089,442	867,726
Finished goods	4,706,872	4,930,379
Inventories	$10,479,328	$7,808,225

Other receivables and prepayments:

	September 30, 2011	December 31, 2010
	(Unaudited)

Advance to suppliers	$2,416,314	$867,018
Other receivables	1,390,238	1,499,852
Other receivables and prepayments	$3,806,552	$2,366,870

Other payables and accrued liabilities:

	September 30, 2011	December 31, 2010
	(Unaudited)

Salary payable	$335,108	$637,996
Accrued expenses and interest payable	215,865	294,009
Other payables	3,349,239	2,577,525
Warranty provision	1,081,744	1,038,001
Totals	$4,981,956	$4,547,531

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Warrants for services

A summary of the status of the Company’s outstanding common stock warrants:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term
Outstanding and Exercisable at January 1, 2010	6,622,532	$2.48	2.25 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and Exercisable at December 31, 2010	6,622,532	$2.48	1.25 years
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding and Exercisable at September 30, 2011	6,622,532	$2.48	0.5 year

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

The comparison of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax is as follows:

	For the nine month ended
	September 30,
	2011	2010

U.S. statutory rate at 35%	$(222,863)	$517,737
Tax rate difference between China and U.S.	141,360	(350,599)
Tax paid for prior periods	78,399	-
Change in valuation allowance	90,014	114,924
Effective tax	$86,910	$282,062

The provisions for income tax are summarized as follows:

Current	$155,714	$176,745
Deferred	(68,804)	105,317
Total	$86,910	$282,062

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

During the three and nine months ended September 30, 2011 and 2010, the Company had primarily three reportable segments, (i) Solar Heater/Biomass Stove/Boiler related products, (ii) Heat pipe related equipments/Energy-saving projects and (iii) Building integrated energy-saving projects, under the management of Bazhou, Tianjin Huaneng, and Deli Solar (Beijing), respectively.

The Company’s revenue, gross profit and total assets by reportable segment are as follows:

Sales Revenues
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Solar heater/Biomass stove/Boiler related products	$1,186,759	$2,691,900	$2,287,251	$5,223,734
Heat pipe related equipments/Energy-saving projects	4,978,663	4,738,678	14,085,770	16,809,713
Building integrated energy-saving projects	25,872	192,966	147,117	192,438
	$6,191,294	$7,623,544	$16,520,138	$22,225,885

Gross Profit
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gross profit:
Solar heater/Biomass stove/Boiler related products	$249,197	$575,718	$500,033	$1,080,347
Heat pipe related equipments/Energy-saving projects	1,350,807	1,218,251	3,133,592	4,867,920
Building integrated energy-saving projects	-183,581	123,199	-95,731	122,671
	$1,416,423	$1,917,168	$3,537,894	$6,070,938

Total assets
Total assets	September 30, 2011	December 31, 2010
Solar heater/Biomass stove/Boiler related products	$21,385,450	$20,640,186
Heat pipe related equipments/Energy-saving projects	28,010,741	22,744,744
Building integrated energy-saving projects	896,717	1,524,390
Administration	3,333,830	2,742,341
	$53,626,738	$47,651,661

(b) Geographic information

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company operates in the PRC and all of the Company’s long lived assets are located in the PRC. In respect of geographical segment reporting, sales are based on the country in which the customer is located and total assets and capital expenditure are based on the country where the assets are located.

The Company’s operations are located in PRC, which is the main geographical area. The Company’s revenue, gross profit and total assets by geographical market for the three and nine months ended September 30, 2011 and 2010 are analyzed as follows:

Revenue
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue:
PRC	$6,191,294	$7,617,367	$16,501,489	$20,783,053
Others	-	6,177	18,649	1,442,832
	$6,191,294	$7,623,544	$16,520,138	$22,225,885
Gross profit

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Gross profit:
PRC	$1,416,423	$1,915,076	$3,532,873	$5,582,345
Others	-	2,092	5,021	488,593
	$1,416,423	$1,917,168	$3,537,894	$6,070,938

Total assets

	September 30,	December 31,
	2011	2010
Total assets:
PRC	$53,602,121	$47,629,861
Others	24,617	21,800
	$53,626,738	$47,651,661

CHINA SOLAR & CLEAN ENERGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - SUBSEQUENT EVENT

The Company has evaluated subsequent events after the balance sheet date through the financial statements were issued , there are no subsequent events that are required to be recorded or disclosed in the accompanying interim financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward Looking Statements.”

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

Approximately 13.8% of our net revenue for the nine months ended September 30, 2011 was derived from sales of our solar heater/biomass stove/boiler related products, 85.3% from sales of our heat pipe related equipment/energy-saving projects, and 0.9% from sales of our building integrated energy projects, respectively. Approximately 99.9% and 0.1% of our net revenues for the nine months ended September 30, 2011, were derived from sales made inside the PRC and outside the PRC, respectively.

Recent Developments

Agreement with Guizhou Fuxiang Eco-Industrial City Investment & Development Co., Ltd.

On July 25, 2011, Deli Solar (BVI), signed a joint construction agreement with Guizhou Fuxiang Eco-Industrial City Investment & Development Co., Ltd. (the “Joint Construction Agreement”) on green eco-buildings construction projects located in Guizhou, P.R.C., pursuant to which, we will assist Guizhou Companyas a subcontractor, in constructing the green eco-buildings construction projects (the “Projects”) located in Guizhou China by applying energy-saving, low carbon ecology and integrated solar energy solutions to these constructions.

The joint construction agreement secured by Deli Solar (BVI) represents a key step in the Company’s new strategic development towards a low-carbon eco-solutions provider.  Over the past ten years, the Company has gained substantial development and experience in the area of alternative energy utilization, energy saving and waste recovery.  While the Company continues to operate its solar heater and industry waste heat recovery businesses, it recognizes that there is an emergence of a prosperous green industry in China that comprises of 4 sectors: alternative energy, energy saving and emission reduction, waste treatment, and eco-environment protection.

The total covered area for the Projects is over 8.0 square kilometers, or 3.089 square miles.  The total estimated costs of the Projects payable from Guizhou Company to the Company  are approximately RMB 4 billion (approximately $0.63 billion) and will be paid in three installments at the following three phases of the Projects:

In the first phase, the total covered area is approximately 1.5 square kilometers, or 0.58 square miles, and the total estimated costs are from RMB 750 million to RMB 900 million (approximately $116.4 million to $139.8 million) with an expected net profit rate of approx. 16-18%.  The construction period will be commencing from August 2011 to December 2012.  In the second phase, the total covered area is approximately 4.0 square kilometers, or 1.54 square miles, and the total estimated costs are from RMB 2 billion to 2.4 billion (approximately $0.31 billion to $0.37 billion).  The construction period is expected from August 2012 to October 2014.  In the third phase, the total covered area is approximately 2.5 square kilometers, or 0.97 square miles, and the total estimated costs are from RMB 4 billion to 4.8 billion (approximately $0.62 billion to $0.74 billion).  The construction period is expected from August 2013 to December 2015.

The detailed payment arrangements from Guizhou Company to the Company, including but not limited to the payment times, amounts of each installments and inspection arrangements upon completion of each phase of the Projects, will be subject to the parties’ arrangement in separate agreements.

Acquisition of Beijing Beifang Yangguang Solar Equipment Co., Ltd.

On August 31, 2011, Deli Solar (Beijing) entered into certain equity increase and transfer agreement with all and each of shareholders (“Beifang Yangguang Prior Shareholders”) of Beijing Yangguang Solar Equipment Co., Ltd. (“Beifang Yangguang”) (the “Equity Increase and Transfer Agreement”), pursuant to which Deli Solar injected RMB800,000 (approximately $125,260) to Beifang Yangguang as registered share capital and paid RMB960,000 (approximately $150,312) to acquire part of registered share capital owned by Beifang Yangguang Prior Shareholders (the “Equity Increase and Transfer ”), such that immediately after the Equity Increase and Transfer,  Deli Solar (Beijing) acquired 88% of the registered share capital of Beifang Yangguang and Beifang Yangguang Prior Shareholders holds 12% of the registered share capital of Beifang Yangguang.  After such Equity Increase and Transfer, the board of directors of Beifang Yangguang constitute of five directors, four of which appointed by Deli Solar (Beijing) and one of which appointed by Beifang Yangguang. Beifang Yangguang, founded in 1986 with its headquarter in Miyun District, Beijing will focus its main business on producing all-glass vacuum solar collector tubes after such Equity Increase and Transfer. The Equity Increase and Transfer Agreement was not approved by the local administrative bureau of industry and commerce until October 15, 2011, and therefore we didn’t consolidate Beifang Yangguang’s financial with our financials statements as of September 30, 2011.

Results of Operations

Three months ended September 30, 2011 compared to nine months ended September 30, 2010

Sales Revenue

	Three months ended September 30
Revenue	2011	2010
Solar heater/Biomass stove/Boiler related products	$1,186,759	$2,691,900
Heat pipe related equipments/Energy-saving projects	4,978,663	4,738,678
Building integrated energy-saving projects	25,872	192,966
Total	$6,191,294	$7,623,544

Overall: Revenue for the three months ended September 30, 2011 was $6,191,294 as compared to $7,623,544 for the three months ended September 30, 2010, a decrease of $1,432,250 or 18.8%.  The decrease was primarily due to the decrease in revenue from solar heater/biomass stove/boiler related products.

Solar heater/Biomass Stove/Boiler related products: Revenue for the three months ended September 30, 2011 was $1,186,759 as compared to $2,691,900 for the three months ended September 30, 2010, a decrease of $1,505,141 or 55.9%. The decrease in sales revenue from solar heaters/biomass stove/boiler related products was due to strong competition, which resulted in a loss of market share in this segment. We expect competition to remain fierce in the solar heater related products market in the foreseeable future.  We expect solar heaters in Company continue to decline.

Heat pipe related equipments/Energy-saving projects: Revenue for the three months ended September 30, 2011 was $4,978,663 as compared to $4,738,678 for the three months ended September 30, 2010, an increase of $239,985 or 5.1%. The increase in revenue is due to increased project sales of 0.9% and foreign currency translation changes contributed 4.2% to sales growth.

Building integrated energy-saving projects: Revenue for the three months ended September 30, 2011 was $25,872 as compared to $192,966 for the three months ended September 30, 2010, a decrease of $167,094 or 86.6%.

Gross Profit

	Three months ended September 30
Gross profit	2011	2010
Solar heater/Biomass stove/Boiler related products	$249,197	$575,718
Heat pipe related equipments/Energy-saving projects	1,350,807	1,218,251
Building integrated energy-saving projects	-183,581	123,199
	$1,416,423	$1,917,168

Overall: Gross profit for the three months ended September 30, 2011 was $1,416,423 as compared to $1,917,168 for the three months ended September 30, 2010, a decrease of $500,745 or 26.1%. The decrease was primarily due to the decrease in gross profit from solar heater/biomass stove/boiler related products and building integrated energy-saving projects.

Solar heater/Biomass Stove/Boiler related products: Gross profit and gross profit margin for the three months ended September 30, 2011 were $249,197 and 21.0% respectively, as compared to $575,718 and 21.4% for the three months ended September 30, 2010.  Gross profit decreased $326,521 or 56.7%. The decrease in gross profit from solar heaters/biomass stove/boiler related products was due to strong competition, which resulted in a loss of market share in this segment.

Heat pipe related equipments/Energy-saving projects: Gross profit and gross profit margin for the three months ended September 30, 2011 were $1,350,807 and 27.1% respectively, as compared to $1,218,251 and 25.7% for the three months ended September 30, 2010. Gross profit increased $132,556 or 10.9%. The increase of gross profit and improvement in gross margin was due to modest price increase for certain contracts and manufacturing efficiency enhancements.

Building integrated energy-saving projects: Gross profit for the three months ended September 30, 2011 was $-183,581 as compared to $123,199 for the three months ended September 30, 2010, a decrease of $306,780.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 were $1,470,138, as compared to $1,343,685 for the three months ended September 30, 2010, an increase of $126,453 or 9.4%. The overall increase in operating expenses was primarily due to the increase in selling and distribution expenses.

Depreciation and amortization expenses increased to $129,021 for the three months ended September 30, 2011, from $116,714 for the three months ended September 30, 2010, primarily as a result of the increase of our manufacturing equipment and building.

Selling and distribution expenses increased to $844,651 for the three months ended September 30, 2011, from $762,704 for the three months ended September 30, 2010, primarily due to the increase in transportation cost.

General and administrative expenses were $496,466 for the three months ended September 30, 2011 (or approximately 8.0% of sales) compared to $464,267 (or approximately 6.1% of sales) for the three months ended September 30, 2010, an increase of 6.9%. The increase was primarily due to daily cost increase in our general and administrative functions.

Net Income (loss)

The Company realized a net loss of $34,672 for the three months ended September 30, 2011. However, because the Company owns only 91.8% of one subsidiary, 8.2% of that company’s income was attributed to the non-controlling interest. Therefore the net loss for the three months ended September 30, 2011 was $51,825 attributable to the shareholders of the Company. In comparison, during the three months ended September 30, 2010, the net income attributable to the Company’s shareholders was $305,538, after deducting income attributable to the 8.2% non-controlling interest in the subsidiary.

Nine months ended September 30, 2011 compared to Nine months ended September 30, 2010

Sales Revenue

	Nine months ended September 30
Revenue	2011	2010
Solar heater/Biomass stove/Boiler related products	$2,287,251	$5,223,734
Heat pipe related equipments/Energy-saving projects	14,085,770	16,809,713
Building integrated energy-saving projects	147,117	192,438
Total	$16,520,138	$22,225,885

Overall: Revenue for the nine months ended September 30, 2011 was $16,520,138 as compared to $22,225,885 for the nine months ended September 30, 2010, a decrease of $5,705,747 or 25.7%. The decrease was primarily due to the decrease in revenue from solar heater/biomass stove/boiler related products and heat pipe related equipments/energy-saving projects.

Solar heater/Biomass Stove/Boiler related products: Revenue for the nine months ended September 30, 2011 was $2,287,251 as compared to $5,223,734 for the nine months ended September 30, 2010, a decrease of $2,936,483 or 56.2%. The decrease in sales revenue from solar heaters/biomass stove/boiler related products was due to strong competition. We expect competition to remain fierce in the solar heater related products market in the foreseeable future. We expect solar heaters in Company continue to decline.

Heat pipe related equipments/Energy-saving projects: Revenue for the nine months ended September 30, 2011 was $14,085,770 as compared to $16,809,713 for the nine months ended September 30, 2010, a decrease of $2,723,943 or 16.2%.  The decrease in sales revenue from heat pipe related equipments/energy-saving projects was due to decreased project sales of 20.4% and foreign currency translation changes contributed 4.2% to sales growth.

Building integrated energy-saving projects: Revenue for the nine months ended September 30, 2011 was $147,117 as compared to $192,438 for the nine months ended September 30, 2010, a decrease of $45,321.

Gross Profit

	Nine months ended September 30
Gross profit	2011	2010
Solar heater/Biomass stove/Boiler related products	$500,033	$1,080,347
Heat pipe related equipments/Energy-saving projects	3,133,592	4,867,920
Building integrated energy-saving projects	-95,731	122,671
	$3,537,894	$6,070,938

Overall: Gross profit for the nine months ended September 30, 2011 was $3,537,894 as compared to $6,070,938 for the nine months ended September 30, 2010, a decrease of $2,533,044 or 41.7%. The decrease was primarily due to the decrease in gross profit from solar heater/biomass stove/boiler related products and heat pipe related equipments and energy-saving projects.

Solar heater/Biomass stove/Boiler related products: Gross profit and gross profit margin for the nine months ended September 30, 2011 were $500,033 and 21.9% respectively, as compared to $1,080,347 and 20.7% for the nine months ended September 30, 2010. Gross profit decreased $580,314 or 53.7%. The decrease in gross profit from solar heaters/biomass stove/boiler related products was due to strong competition.

Heat pipe related equipments/Energy-saving projects: Gross profit and gross profit margin for the nine months ended September 30, 2011 were $3,133,592 and 22.2% respectively, as compared to $4,867,920 and 29.0% for the nine months ended September 30, 2010. Gross profit decreased $1,734,328 or 35.6%. The decrease in gross profit is due to effect of sale decrease and cost increase, such as labour cost and transportation cost. Gross profit margin decreased 6.8%, the main reason was due to lower gross profit in Tianjin Huaneng’s construction projects for the nine months ended September 30, 2011, compare with for the nine months ended September 30, 2010.

Building integrated energy-saving projects: Gross profit for the nine months ended September 30, 2011 was $-95,731, as compared to $122,671 for the nine months ended September 30, 2010, a decrease of $218,402. The decrease in sales revenue from building integrated energy-saving projects was due to progress difficult in integrated solar energy-saving building projects in Deli Solar (Beijing).

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 were $3,982,661, as compared to $4,222,264 for the nine months ended September 30, 2010, a decrease of $239,603, or 5.7%. The overall decrease in operating expenses was primarily due to the cost reduction and consolidation efforts in our general and administrative functions.

Depreciation and amortization expenses increased to $376,935 for the nine months ended September 30, 2011, from $343,538 for the nine months ended September 30, 2010, primarily as a result of the increase of our manufacturing equipment and building.

Selling and distribution expenses increased to $2,273,651 for the nine months ended September 30, 2011, from $2,119,033 for the nine months ended September 30, 2010, primarily due to the increase in transportation cost.

General and administrative expenses were $1,332,075 for the nine months ended September 30, 2011 (or approximately 8.1% of sales) compared to $1,759,693 (or approximately 7.9% of sales) for the nine months ended September 30, 2010, a decrease of 24.3%. The decrease was primarily due to the cost reduction and consolidation efforts in our general and administrative functions.

Net Income (loss)

The Company realized a net loss of $723,664 for the three months ended September 30, 2011. However, because the Company owns only 91.8% of one subsidiary, 8.2% of that company’s loss was attributed to the non-controlling interest. Therefore the net loss for the three months ended September 30, 2011 was $720,445 attributable to the shareholders of the Company. In comparison, during the three months ended September 30, 2010, the net income attributable to the Company’s shareholders was $1,052,704, after deducting income attributable to the 8.2% non-controlling interest in the subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

We believe that current cash flow is sufficient to meet anticipated working capital and capital expenditures for at least the next twelve months. We may require additional cash for further development of business, including any investments or acquisitions we may decide to pursue. However, we cannot assure you that such funding will be available.

Cash

Cash and cash equivalents increased to $6,450,058 as of September 30, 2011, compared to $5,048,133 as of December 31, 2010.

Accounts Receivable

Accounts receivable decreased to $9,816,430 as of September 30, 2011, from $10,011,187 as of December 31, 2010, primarily due to the collection of accounts receivable of Tianjin Huaneng.

Inventory

Inventories increased to $10,479,328 as of September 30, 2011, as compared to $7,808,225 as of December 31, 2010, primarily due to the increase of Tianjin Huaneng’s sales order.

Other Receivables and Prepayments

Other receivables and prepayments increased to $3,806,552 as of September 30, 2011, compared to $2,366,870 as of December 31, 2010, primarily due to the increase in prepayment incurred by Tianjin Huaneng to purchase raw materials for projects under construction.

Accounts Payable

Accounts payable increased to $3,336,973 as of September 30, 2011, compared to $3,004,454 as of December 31, 2010. This increase was due to the increase in purchase of raw materials.

Other Payables and Accrued Liabilities

Other payables and accrued liabilities increased to $4,981,956 as of September 30, 2011 from $4,547,531 as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)  Exhibits

Exhibit Number	Document Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL)

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

China Solar & Clean Energy Solutions, Inc.

November 21, 2011	By:	/s/ Deli Du
Deli Du
Chief Executive Officer and President
(Principal Executive Officer)

November 21, 2011	By:	/s/ Yang Mu
Yang Mu
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Document Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL)

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.